Form 10-K
period 2013-12-31
ING LIFE INSURANCE & ANNUITY CO
filed 2014-03-27
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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
(860) 580-4646
(Registrant's telephone number, including area code)

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

At March 20, 2014, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-K for the period ended December 31, 2013

As used in this Annual Report on Form 10-K, "ILIAC" refers to ING Life Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to ILIAC and its wholly owned subsidiaries; and "ING Group" or "ING" refers to ING Groep N.V., which until March 25, 2014 was our indirect majority shareholder.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition," and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities.

The risks included here are not exhaustive. Current reports on Form 8-K and other documents filed with the Securities and Exchange Commission ("SEC") include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

In 2009, ING Group, a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constituted ING's U.S.-based retirement, investment management and insurance operations. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, ING U.S., Inc. completed its initial public offering of common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 44,201,773 shares of outstanding common stock of ING U.S., Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its shares of ING U.S., Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of ING U.S., Inc. in a registered public offering, reducing ING Group's ownership of ING U.S., Inc. to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of ING U.S., Inc. in a registered public offering. On March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and ING U.S., Inc., ING U.S., Inc. acquired 7,255,853 shares of its common stock from ING Group (the "Direct Share Buyback") (the offering and the Direct Share Buyback collectively, the "Transactions"). Upon completion of the Transactions, ING Group's ownership of ING U.S., Inc. was reduced to approximately 43%.

ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc.

On April 11, 2013, ING U.S., Inc. announced plans to rebrand as Voya Financial, and in January 2014, ING U.S., Inc. announced additional details regarding the operational and legal work associated with the rebranding. Based on current expectations, ING U.S., Inc. will change its legal name to Voya Financial, Inc. in April 2014; and in May 2014 its Investment Management and Employee Benefits businesses will begin using the Voya Financial brand. In September 2014, ING U.S.’s remaining businesses will begin using the Voya Financial brand and all remaining ING U.S. legal entities that currently have names incorporating the “ING” brand, including the Company, will change their names to reflect the Voya brand. ING U.S., Inc. anticipates that the process of changing all marketing materials, operating materials and legal entity names containing the word “ING” or “Lion” to the new brand name will take approximately 24 months.

Description of Business

We offer qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. Our products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets") and corporate markets. Our products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

See "-Reserves" below for a discussion of our reserves by product type.

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

Fixed indexed annuities ("FIA") credit interest based on allocations selected by the client in either, or a combination of, a fixed interest strategy or a return based upon performance of several indices and participation rates set by us. Each FIA also offers a minimum value available to the client based on non-forfeiture regulations. The crediting mechanism for FIA exposes us to changes in the Standard & Poor's ("S&P") 500, the Dow Jones Euro Stoxx 50, the S&P 400 Midcap and the Russell 2000 indices. We mitigate this exposure by entering into futures contracts on these respective indices. We use market consistent valuation techniques to establish our futures positions and to rebalance the futures positions in response to market fluctuations. The FIA hedging program is limited to currently accruing liabilities resulting from participation rates that have been determined using capital market valuation techniques. Future equity returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

Our variable annuities may offer one or more of the following guaranteed minimum death benefits:

Guaranteed Minimum Death Benefits ("GMDBs"):

•	Standard - Guarantees that, upon death of the individual specified in the policy, the death benefit will be no less than the premiums paid by the customer, adjusted for withdrawals.

•
Ratchet - Guarantees that, upon death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Standard or (2) the maximum policy anniversary (or quarterly) value of the variable annuity, adjusted for withdrawals.

•
Rollup - Guarantees that, upon death of the individual specified in the policy, the death benefit will be no less than the aggregate premiums paid by the contract owner, with interest at the contractual rate per annum, adjusted for withdrawals. The rollup may be subject to a maximum cap on the total benefit.

•	Combo - Guarantees that, upon death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

Variable annuities with a death benefit equal to the product's account value, or the greater of the product's account value and the Standard Death Benefit are currently being offered. All other versions have been discontinued. Most contracts with GMDBs are reinsured to third party reinsurers to mitigate the risk produced by such guaranteed death benefits.

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

Other Minimum Guarantees

Other variable annuity contracts contain minimum interest rate guarantees and allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. Under the terms of the contract, the book value settlement is paid out over time. These guarantees are offered in our stabilizer and managed custody guarantee products ("MCG").

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

We are not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2013. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on us.

On December 9, 2013, we announced a strategic alliance with The Allstate Corporation ("Allstate") that will enable Allstate to offer a full suite of our fixed annuity product offerings to Allstate customers.

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

AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). Assets under administration ("AUA") represent accumulated assets on contracts pursuant to which we either provide administrative services or product guarantees for assets managed by third parties. Fees earned on AUA can be based on the number of participants, asset levels and/or the level of services or product guarantees that are provided. The AUM, AUA and deposits, were as follows as of the periods indicated:

	December 31,
	2013	2012
New deposits:
Variable annuities	$6,961.6	$6,435.7
Fixed annuities	2,082.3	2,021.4
Stabilizer	811.7	1,927.1
Total new deposits	$9,855.6	$10,384.2

Assets under management:
Variable annuities	$50,105.6	$41,815.9
Fixed annuities	22,737.2	21,963.9
Total annuities	72,842.8	63,779.8
Stabilizer	8,119.9	8,273.9
Plan sponsored and other	1,080.2	842.4
Total assets under management	82,042.9	72,896.1

Assets under administration	121,294.6	101,933.8
Total assets under management and administration	$203,337.5	$174,829.9

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

Reserves

We establish and carry actuarially-determined reserves that are calculated to meet our future obligations. The principal assumptions used to establish liabilities for future policy benefits are based upon our experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, inflation, benefit utilization and expenses. Changes in, or deviations from, the assumptions used can significantly affect our reserve levels and related results of operations.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality, and expenses are based upon our estimates of anticipated experience at the period the policy is sold or acquired, including a margin for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.0% to 8.3%.

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

We currently have a significant concentration of reinsurance arising from the disposition of our individual life insurance business. In 1998, we entered into an indemnity reinsurance arrangement with certain subsidiaries of Lincoln National Corporation ("Lincoln"). Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that Lincoln subsidiary established a trust to secure its obligations to us under the reinsurance transaction. At December 31, 2013 and 2012, we had $2.0 billion and $2.1 billion, respectively, related to reinsurance recoverables from the subsidiary of Lincoln.

Effective January 1, 2014, ILIAC entered into a coinsurance agreement with Langhorne I, LLC, a newly formed affiliated captive reinsurance company to manage reserve and capital requirements in connection with a portion of our Stabilizer and MCG business.

Effective, December 31, 2012, we entered into an automatic reinsurance agreement with our affiliate, Security Life of Denver International Limited ("SLDI") to manage the reserve and capital requirements associated with a portion of our deferred annuities business.

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

REGULATION

Our operations and businesses are subject to a significant number of Federal and state laws, regulations, administrative determinations and similar legal constraints. Such laws and regulations are generally designed to protect our policyholders, contract owners and other customers and not our stockholders. Many of the laws and regulations to which we are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The recent financial market disruptions have produced, and are likely to continue to produce, extensive changes in existing laws and regulations applicable to our businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) discussed below.

Following is a description of certain legal and regulatory frameworks to which we are or may be subject.

Dutch State Transactions and Restructuring Plan

In November 2009, the 2009 Restructuring Plan received formal approval by the European Commission (“EC”) and the separation of insurance and banking operations and other components of the 2009 Restructuring Plan were approved by ING Group’s shareholders. On January 28, 2010, ING announced the filing of its appeal with the General Court of the European Union against specific elements of the EC’s decision regarding the 2009 Restructuring Plan.

On March 2, 2012, the General Court handed down its judgment in relation to ING Group’s appeal and annulled part of the EC’s state aid decision. Subsequently, the EC filed an appeal against the General Court’s judgment before the Court of Justice of the European Union. In parallel, the EC adopted a decision on May 11, 2012 that re-approved the state aid granted to ING Group as compatible with the internal market on the basis of ING Group’s 2009 Restructuring Plan. On the same date, the EC adopted an interim decision which opened an investigation concerning certain amendments and elements of the 2009 Restructuring Plan (the “Investigation”). On November 19, 2012, ING Group and the EC announced that the EC approved amendments to the 2009 Restructuring Plan (the "2012 Amended Restructuring Plan").

On November 6, 2013, ING Group announced that the EC approved amendments to the 2012 Amended Restructuring Plan (the "2013 Amended Restructuring Plan"). The 2013 Amended Restructuring Plan has not amended any commitments that are applicable or relevant to ING U.S., Inc. and its subsidiaries including the Company.

The 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2013, more than 50% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2014, and 100% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2016. ING Group divested 25% of ING U.S., Inc. and its subsidiaries, including the Company on May 7, 2013, in an initial public offering and an additional 4% on May 31, 2013 following the exercise by the underwriters in the initial public offering of an option to purchase additional shares. ING Group divested an additional 14% of ING U.S., Inc. and its subsidiaries, including the Company on October 29, 2013, in a registered offering. The divestment of 50% of ING U.S., Inc. and its subsidiaries, including the Company is measured in terms of a divestment of over 50% of the shares of ING U.S., Inc., the loss of ING Group’s majority of directors on ING U.S., Inc.’s board of directors and the accounting deconsolidation of ING U.S., Inc. and its subsidiaries, including the Company (in line with IFRS accounting rules). The Transactions, together with certain governance changes arising in connection with the Transactions, are intended to satisfy such requirements. The Investigation has been finalized by the EC and ING Group’s appeal against the EC’s May 11, 2012 decision has been withdrawn. In case ING Group does not satisfy its commitment to timely divest ING U.S., Inc. and its subsidiaries, including the Company as agreed with the EC, or in case of any other material non-compliance with the 2012 Amended Restructuring Plan, the Dutch State will renotify the recapitalization measure to the EC. In such a case the EC may require additional restructuring measures or take enforcement actions against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment. For principal legal reasons the EC will continue with its appeal against the General Court ruling of March 2012. However, the outcome of this appeal will not affect the EC approval of the 2012 Amended Restructuring Plan. It is expected that a judgment will be rendered in April 2014.

In addition to these divestment requirements, the 2012 Amended Restructuring Plan also places certain conditions and restrictions on ING Group’s business and operations, which could also apply to our business and operations. We may be subject to all or a portion of these requirements while we are controlled by ING Group and possibly as long as ING Group has a sufficient interest in our common stock.

The 2012 Amended Restructuring Plan requires ING Group to refrain from acquisitions of financial institutions and, if it would delay ING Group’s repayment of state aid, from acquisitions of any other businesses. As a result, we may be prevented from making any such acquisitions for so long as ING Group continues to hold a sufficient interest in our parent, ING U.S., Inc. In certain cases, the EC may grant its approval for an acquisition that would otherwise be prohibited by the 2012 Amended Restructuring Plan, in particular if such acquisition is essential in order to safeguard financial stability or competition in relevant markets. This acquisition ban will apply until the earlier of November 18, 2015, and the date on which ING Group has divested more than 50% of its insurance and investment management operations in each of Asia, the United States and Europe. The divestment of 50% of ING Group's insurance and investment management operations is measured in terms of a divestment of over 50% of the shares in these operations, the loss of ING Group's majority of directors on the boards of these operations and the accounting deconsolidation of the operations in line with IFRS accounting rules.

The 2012 Amended Restructuring Plan also places limitations on ING Group’s ability to call or buy back Tier 2 capital and Tier 1 hybrid debt instruments until the earlier of November 18, 2014 or the date on which ING Group has fully repaid the Core Tier 1 securities to the Dutch State (including the relevant accrued interest on Core Tier 1 coupons and exit premium fees), and contains provisions regarding its exposure to Residential mortgage-backed securities ("RMBS") and Commercial mortgage-backed securities ("CMBS") securities. To the extent that these limitations and provisions apply to us, we may be restricted in our ability to acquire RMBS or CMBS, or to redeem any external hybrid debt instruments we may issue in the future.

For purposes of the 2012 Amended Restructuring Plan, the manner in which we conduct businesses that we have designated as a run-off business is subject to certain conditions and restrictions, which include a prohibition on underwriting new policies. Pursuant to the 2012 Amended Restructuring Plan, ING Group must also explore the possibility of terminating existing policies and adjusting the terms of policies to make them more favorable to the insurer. Moreover, ING Group must manage such run-off businesses in a manner that minimizes exposure to risk, including through a conservative hedging policy, which may limit ING Group’s ability to allocate capital and may require it to further separate businesses or business units. These requirements may place limitations on our ability to operate these businesses in the manner we believe to be the most economically advantageous, and could affect our ability to pursue new business that we believe would be profitable. The aforementioned conditions and restrictions with respect to businesses that we have designated as a run-off business will apply for as long as ING Group has control over ING U.S., Inc. Pursuant to the 2012 Amended Restructuring Plan, this means that these conditions and restrictions cease to apply when ING Group (i) has divested more than 50% of the common stock of ING U.S., Inc., (ii) has deconsolidated the operations of ING U.S., Inc. and its subsidiaries (in line with IFRS accounting rules) and (iii) has lost its majority of directors on ING U.S., Inc.'s board of directors. As of March 25, 2014, these conditions had been satisfied.

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

Insurance Regulation

Our operations are subject to comprehensive regulation and supervision under U.S. state and federal laws. Each U.S. state, the District of Columbia and U.S. territories and possessions have insurance laws that apply to companies licensed to carry on an insurance business in the jurisdiction. We are subject to the insurance laws of the State of Connecticut, where we are domiciled and other jurisdictions in which we transact business. The primary regulators of our insurance operations are the insurance departments of Connecticut and New York.

State insurance regulators have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business, licensing agents, admittance of assets to statutory surplus, regulating premium rates for certain insurance products, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, establishing credit for reinsurance requirements, fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values and other matters. State insurance laws and regulations include numerous provisions governing the marketplace conduct of insurers, including provisions governing the form and content of disclosures to consumers, product illustrations, advertising, product replacement, suitability, sales and underwriting practices, complaint handling and claims handling. State regulators enforce these provisions through periodic market conduct examinations. State insurance laws and regulations regulating inter-party transactions, the payment of dividends, the types, amounts and valuations of permitted investments and change of control transactions are discussed in greater detail below.

State insurance laws and regulations require us to file financial statements with state insurance regulators everywhere we are licensed and our operations and accounts are subject to examination by those regulators at any time. We prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these regulators. The National Association of Insurance Commissioners (the “NAIC”) has approved a series of uniform statutory accounting principles ("SAP") that have been adopted, in some cases with minor modifications, by all state insurance regulators.

As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with GAAP are usually different from those reflected in financial statements prepared under SAP.

Effective with the annual reporting period ended December 31, 2010, the NAIC adopted revisions to the Annual Financial Reporting Model Regulation, or the Model Audit Rule, related to auditor independence, corporate governance and internal control over financial reporting. The adopted revisions require that we file reports with the Connecticut Insurance Department regarding our assessment of internal control over financial reporting.

State insurance regulators conduct periodic financial examinations of the books, records, accounts and business practices of insurers domiciled in their states, generally every three to five years. Financial examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the NAIC. State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general also from time to time make inquiries and conduct examinations or investigations regarding the compliance by our company, as well as other companies in our industry, with, among other things, insurance laws and securities laws.

State insurance regulators, the NAIC and other regulatory agencies are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In October 2011, the NAIC established a subgroup to study insurers’ use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the New York Department of Financial Services (“NYDFS”) released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. In March 2014, the Missouri Department of Insurance, Division of Insurance Company Regulation (the "Missouri Division") notified ING U.S., Inc. that it is performing a review of special purpose life reinsurance captive insurance company transactions that have occurred in Missouri's captive program and, as part of that review, the Missouri Division has requested information from ING U.S., Inc. regarding our captive reinsurance affiliates. We cannot predict what actions and regulatory changes will result from the NAIC study, the NYDFS report, the FIO report or the Missouri Division review and what impact such changes will have on our financial condition and results of operation. We utilize affiliated captive reinsurers to satisfy certain reserve requirements related to certain of our stabilizer and variable annuity policies. If state insurance regulators determine to restrict our use of captive reinsurers, it could require us to increase statutory reserves, incur higher operating and/or tax costs or reduce sales.

Insurance Holding Company Regulation

Because we are part of an affiliated group of companies, we are subject to the insurance holding company law of the State of Connecticut, our state of domicile. State insurance holding company law generally requires each insurance company directly or indirectly owned by the holding company to register with the insurance regulator in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance regulator.

Change of Control. State insurance holding company regulations, including those of Connecticut, generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under Connecticut law, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. Our Connecticut insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of voting securities.

To obtain approval of any change in control, any proposed acquirer must file with the Connecticut Insurance Department an application disclosing, among other information, its background, financial condition, the financial condition of its affiliates, the source and amount of funds by which it will effect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and other related matters. In considering an application to acquire control of an insurer, the insurance commissioner generally will consider such factors as the experience, competence and financial strength of the applicant, the integrity of the applicant’s Board of Directors and executive officers, the acquirer’s plans for the management and operation of the insurer and any anti-competitive results that may arise from the acquisition.

In addition, many state insurance laws require prior notification of state insurance regulators of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of our Company may require prior notification in those states that have adopted pre-acquisition notification laws.

Any purchaser of shares of common stock representing 10% or more of the voting power of our capital stock or that of ING U.S., Inc. will be presumed to have acquired control of our Company unless, following application by that purchaser with the Connecticut Insurance Department, the Insurance Commissioner determines otherwise.

Recent Actions by the NAIC. The NAIC recently adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective.  Connecticut adopted its version of the NAIC Amendments.

In addition, the NAIC has proposed a “Solvency Modernization Initiative”. The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. We cannot predict the effect of these initiatives on us at this time.

Dividend Payment Restrictions. The insurance law of an insurance company’s state of domicile imposes certain restrictions on a domiciliary insurance company’s ability to pay dividends to its parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend.

Under Connecticut insurance law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles.  In addition, under Connecticut insurance law, no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval.

Financial Regulation

Policy and Contract Reserve Sufficiency Analysis. Under the laws and regulations of Connecticut, we are required to conduct annual analyses of the sufficiency of our life and annuity statutory reserves. Other jurisdictions in which we are licensed may have certain reserve requirements that differ from our state of domicile. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, are sufficient to meet the insurer’s contractual obligations and related expenses. If such an opinion cannot be rendered, the affected insurer must set up additional statutory reserves by moving funds from available statutory surplus. We submit these opinions annually to applicable insurance regulatory authorities.

Recent actions by the NAIC. The NAIC has begun a process of redefining the reserve methodology for certain of our insurance liabilities under a framework known as Principles-Based Reserving (“PBR”). Under PBR, an insurer’s reserves are still required to be conservative, since a primary focus of SAP is the protection of policyholders, however, greater credence is given to the insurer’s realized past experience and anticipated future experience as well as to current economic conditions. An important part of the PBR framework was the adoption of AG43 as of December 31, 2009 for variable annuity guaranteed benefits.

Surplus and Capital Requirements. Insurance regulators have the discretionary authority, in connection with the ongoing licensing of insurance companies, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators’ judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year. We do not currently believe that the current or anticipated levels of our statutory surplus present a material risk that any such regulator would limit the amount of new policies that we may issue.

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2013, our RBC exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

IRIS Tests. The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. For IRIS ratio purposes, we submit data to the NAIC on an annual basis. The NAIC analyzes this data using prescribed financial data ratios. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range.

Regulators typically investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range for four or more of the ratios, but each state has the right to inquire about any ratios falling outside the usual range. The inquiries made by state insurance regulators into an insurance company’s IRIS ratios can take various forms.

Management does not anticipate regulatory action as a result of the 2013 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results may not occur in the future.

Insurance Guaranty Associations. Each state has insurance guaranty association laws that require insurance companies doing business in the state to participate in various types of guaranty associations or other similar arrangements. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these associations levy assessments, up to prescribed limits, on member insurers on the basis of the member insurer’s proportionate share of the business in the relevant jurisdiction in the lines of business in which the impaired or insolvent insurer is engaged. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years.

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this liability to be $5.8 and $23.9 as of December 31, 2013 and 2012, respectively. We have also recorded an asset of $4.9 and $5.0 as of December 31, 2013 and 2012, respectively, for future credits to premium taxes for assessments already paid. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Marketing and Sales

State insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of fixed, indexed and variable annuities. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (“SAT”), which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states have already enacted laws based on the SAT.

Securities Regulation Affecting Insurance Operations

We sell variable annuities that are registered with the SEC as securities under the Securities Act of 1933, as amended (the “Securities Act”) and are subject to regulation by the SEC and Financial Industry Regulatory Authority ("FINRA"). In addition, certain fixed and indexed annuities we may offer are registered as securities under the Securities Act. The variable annuity products are issued through separate accounts and some of the separate accounts are registered as investment companies under the Investment Company Act, and are regulated by state law. Each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940 (the “Investment Company Act”). Such mutual funds, and in certain states, our variable annuity products, are subject to filing and other requirements under state securities laws. Federal and state securities laws and regulations are primarily intended to protect investors and generally grant broad rulemaking and enforcement powers to regulatory agencies.

Distribution of our annuity products registered as securities is affected by laws and regulations applicable to broker-dealers. Pursuant to the Dodd-Frank Act, the SEC is authorized to establish a standard of conduct applicable to brokers and dealers whereby they would be required to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer when providing personalized investment advice to retail and other customers. A January 2011 SEC study acknowledges that the offering of proprietary products would not be a per se violation of any such standard of care and that broker-dealers selling proprietary or a limited range of products could be permitted to make certain disclosures about their limited product offerings and obtain customer consents or acknowledgments. The SEC has indicated it may propose rules creating a uniform fiduciary standard of conduct applicable to broker-dealers and investment advisers which, if adopted, may affect the distribution of our products. See “Financial Reform Legislation and Initiatives-Dodd-Frank Wall Street Reform and Consumer Protection Act” below for more information on the Dodd-Frank Act. The SEC and FINRA have also recently announced that they will be making the marketing and recommendation of IRA rollovers an examination priority in 2014; accordingly, sales of our rollover IRA products, particularly by our affiliated broker-dealer firms, could be affected by this heightened regulatory scrutiny.

Federal Initiatives Affecting Insurance Operations

The U.S. federal government generally does not directly regulate the insurance business. However, the Dodd-Frank Act established the Federal Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies deemed systemically significant to stricter prudential standards and other requirements and to subject such companies to a special orderly liquidation process outside the federal Bankruptcy Code, administered by the Federal Deposit Insurance Corporation. In April 2012, FSOC adopted final rules for evaluating whether a non-bank financial company should be designated as systemically significant. As of December 31, 2013, FSOC has designated three non-bank financial companies as systemically significant. Insurance company subsidiaries of systemically significant companies would remain subject to liquidation and rehabilitation proceedings under state law, although the FSOC is authorized to direct that such a proceeding be commenced against the insurer under state law. Systemically significant companies are also required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. Insurance companies that are found to be systemically significant are permitted, in some circumstances, to submit abbreviated versions of such plans. Proposed rules regarding heightened prudential standards for systemically significant companies would impose new capital, liquidity, counterparty credit exposure and governance standards, and they would also subject such companies to restrictions on their activities and management if they appear to be at risk of liquidation. There are not exceptions for insurance companies in these proposed regulations. FSOC’s potential recommendation of measures to address systemic financial risk could affect our insurance operations as could a determination that we or our counterparties are systemically significant. The Dodd-Frank Act also established the Federal Insurance Office (“FIO”) within the United States Department of the Treasury (the "Treasury Department"). While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC, making recommendations to the FSOC regarding insurers to be designated for more stringent regulation and representing the U.S. in the negotiation of international insurance agreements with foreign insurance regulators. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either federal involvement or effective action by the states. The director issued that report in December 2013, recommending, in part, increased federal involvement in certain areas of insurance regulation to improve uniformity, and setting out recommendations in areas of near-term reform for the states, including prudential and marketplace oversight. The report also recommended, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives, and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO has an ongoing charge to monitor all aspects of the insurance industry and will monitor state regulatory developments, including those called for in its report and present options for federal involvement if deemed necessary.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include federal health care regulation, pension regulation, financial services regulation, federal tax laws relating to life insurance companies and their products and the USA PATRIOT Act of 2001 (the “Patriot Act”) requiring, among other things, the establishment of anti-money laundering monitoring programs.

In this regard, from time to time, federal measures are proposed which may significantly affect the insurance business, including measures that would limit antitrust immunity, change the tax treatment of insurance products relative to other financial products, simplify tax-advantaged or tax-exempt savings and retirement vehicles, restructure the corporate income tax provisions, or modify or eliminate the estate tax as well as proposals related to an optional federal charter for insurance companies. In addition, various forms of direct federal regulation of insurance have been proposed in recent years.

Regulation of Retirement Products and Services

Our retirement products and services are subject to federal and state tax, securities, fiduciary (including the Employment Retirement Income Security Act (“ERISA”)), insurance and other laws and regulations. The SEC, FINRA, state securities commissions, state insurance departments and the Department of Labor (“DOL”) and the Treasury Department are the principal regulators that regulate these products and services. The Dodd-Frank Act may also impact our retirement operations. See “Financial Reform Legislation and Initiatives-Dodd-Frank Wall Street Reform and Consumer Protection Act” below.

Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad enforcement and rulemaking powers, including the power to limit or restrict the conduct of business in the event of non-compliance with such laws and regulations. Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding compliance by us, our subsidiaries and affiliates with securities and other laws and regulations.

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. Among other things, ERISA imposes reporting and disclosure obligations, prescribes standards of conduct that apply to plan fiduciaries and prohibits transactions known as “prohibited transactions,” such as conflict-of-interest transactions, self-dealing and certain transactions between a benefit plan and a party in interest. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including limited services under specific contracts where we may act as an ERISA fiduciary. We are also subject to ERISA’s prohibited transaction rules for transactions with ERISA plans, which may affect our ability to, or the terms upon which we may, enter into transactions with those plans, even in businesses unrelated to those giving rise to party in interest status. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the DOL, the U.S. Internal Revenue Service ("IRS") and the U.S. Pension Benefit Guaranty Corporation ("PBGC").

In the fourth quarter of 2011, the DOL withdrew proposed regulations that would more broadly define the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice to an employee benefit plan or a plan’s participants. In early July 2013, the DOL announced that it would re-propose these regulations, under the revised general topic of conflicts of interest under ERISA pertaining to investment advice. The new proposed regulation is estimated for release in August 2014. We cannot predict with any certainty what will be contained in the re-proposed regulations, but they could alter the way our products and services are marketed and sold to ERISA plans and their plan participants and to purchasers of individual retirement accounts and individual retirement annuities. The SEC also has indicated that it may propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, which, if adopted may affect the distribution of our products. Should the SEC rules, if adopted, not align with any reissued and finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

The DOL has also issued a number of regulations recently, and may issue similar additional regulations, that increase the level of disclosure that must be provided to plan sponsors and participants. These ERISA disclosure requirements will likely increase the regulatory and compliance burden on us, resulting in increased costs.

Financial Reform Legislation and Initiatives

Dodd-Frank Wall Street Reform and Consumer Protection Act

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

The Dodd-Frank Act created a new agency, the FSOC, which is authorized to subject nonbank financial companies to the supervision of the Federal Reserve if the FSOC determines that material financial distress at the company or the scope of the company’s activities could pose risks to the financial stability of the United States. If we or ING U.S., Inc. were designated by the FSOC as a systemically significant nonbank financial company subject to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), we would become subject to a comprehensive system of prudential regulation, including, among other matters, minimum capital requirements, liquidity standards, credit exposure requirements, maintenance of resolution plans, stress testing, management interlock prohibitions, additional fees and assessments and restrictions on proprietary trading and other investments (including restrictions similar to the so-called “Volcker Rule” on our proprietary trading activity or our ability to sponsor or invest in certain types of investment funds). The exact scope and consequences of these standards and requirements are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to ING U.S., Inc. or us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities.

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

•
The Dodd-Frank Act creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC derivatives must be cleared through a centralized clearinghouse and executed on a centralized exchange commencing in 2013. It establishes new regulatory authority for the SEC and the CFTC over derivatives and parties to derivative transactions including “swap dealers,” “security-based swap dealers,” “major swap participants,” “major security-based swap participants” as well as end users of derivatives. In addition to mandatory central clearing of certain derivatives, such market participants may be subject to significant regulatory requirements including registration, reporting and recordkeeping, capital and margin and trade execution requirements. However, the transition to central clearing and the new regulatory regime governing derivatives presents potentially significant business and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products.

•
The CFTC and SEC jointly adopted final rules, which (subject to certain exceptions) became effective on October 12, 2012, to further define the terms “swap” and “security-based swap,” which clarify that certain products (i) issued by entities subject to supervision by the insurance commissioner (or similar official or agency) of any state or by the United States or an agency or instrumentality thereof (the “Provider Test”) and (ii) regulated as insurance or otherwise enumerated by rule are excluded from the definition of a “swap” and “security-based swap.” In addition, any insurance contracts which might otherwise be included within the definition of “swap” or “security-based swap” which were issued on or before the effective date of the rules will be grandfathered and thereby excluded from the definitions, as long as the issuer satisfies the Provider Test. However, the rulemaking does not extend the exemption to certain products issued by insurance companies including GICs, synthetic

GICs, funding agreements, structured settlements and deposit administration contracts which the CFTC and SEC determined should be considered in a facts and circumstances analysis. As a result, there remains some uncertainty regarding the applicability of the definitions of “swap” and “security-based swap” to some products offered by us. We do not believe our products come within the definition of “swap” or “security-based swap.” However, if any products issued by us meet the criteria for either definition they would be subject to regulation under the Dodd-Frank Act, including clearing of certain standardized transactions through a centralized clearinghouse, execution of certain standardized trades on a centralized exchange and related reporting requirements. The legislation also requires the SEC and CFTC to conduct a study to determine whether stable value contracts fall within the definition of swap contracts, and if so, to determine whether an exemption to their regulation is appropriate. The SEC and CFTC are considering the study in light of the adoption of the rules described above. Stable value contracts are exempt from the legislation's swap provisions, pending the effective date of any such regulatory action.

•
The Dodd-Frank Act established FIO within the Treasury Department to be headed by a director appointed by the Secretary of the Treasury. See “-Insurance Regulation-Federal Initiatives Affecting Insurance Operations” above.

•
The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) as an independent agency within the Federal Reserve to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive acts and practices. However, the legislation does not give the CFPB jurisdiction over insurance products or services, or over persons regulated by a state insurance regulator, subject to exceptions for certain non-insurance consumer financial products or services. In addition, broker-dealers and investment advisers are not subject to the CFPB’s jurisdiction when acting in their registered capacity. Employee benefit plans and other retirement products are generally excluded from the CFPB’s jurisdiction; however, certain types of employee benefit plans and retirement products may become subject to the CFPB’s jurisdiction upon a joint written request by the DOL and the Treasury Department. We believe we offer a very limited number of products subject to regulation by the CFPB, although it is possible that the CFPB will assert jurisdiction more expansively than anticipated.

•
The Dodd-Frank Act includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith. See “-Securities Regulation Affecting Insurance Operations” above.

Until final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on our businesses, products, results of operation and financial condition will remain unclear.

International and National Regulatory Initiatives that May Affect Us as a Consequence of our Affiliation with ING Group

The causes of the recent financial crisis are being actively reviewed by lawmakers around the world, who are exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (“FSB”), which consists of representatives of national financial authorities of the Group of Twenty (“G20”) nations. The FSB, along with the G20, have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. These proposals address such issues as financial group supervision, capital and solvency standards, systemic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis. The FSB, for example, has proposed to designate certain companies as systemically significant, similar to the approach the FSOC may take in connection with systemically significant banks and non-bank financial companies under the Dodd-Frank Act. Legislators and regulatory authorities in a number of jurisdictions in which ING Group operates have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations as well as their own initiatives in a number of policy areas. On January 19, 2011, the EC presented a draft directive to amend the Solvency II Directive, referred to as the "Omnibus II Directive". The Solvency II Directive and the Omnibus II Directive will effect a full revision of the European insurance industry's solvency framework and prudential regime (in particular, minimum capital and solvency requirements, governance requirements, risk management and public reporting standards) and will impose, among other things, group-level supervision mechanisms. It is not certain when the Solvency II Directive rules will be finalized, nor what those final rules will contain. In addition, despite the announcement that the Solvency II Directive will become effective on January 1, 2016, there remains uncertainty as to when the rules will become effective given previous changes to the proposed effectiveness date. Accordingly, the future effect of the Solvency II Directive on our business, solvency margins and capital requirements is uncertain.

Regulation by Dutch Authorities

The Dutch Central Bank (De Nederlandsche Bank or "DNB") is the supervisor of ING Group which, from the time of the IPO of ING U.S., Inc. until the completion of the Transactions, has been the majority shareholder of ING U.S., Inc. DNB supervises and assesses the financial situation of ING Group as a whole and thus includes the operations of ING U.S., Inc. and its subsidiaries, including the Company. The ongoing divestment of ING U.S., Inc. and its subsidiaries, including the Company, continues to be subject to the oversight of the DNB. This supervision of compliance with regulatory requirements includes the topics of capital adequacy, risk concentration and intra group contracts and positions as well as rules regarding the operations of ING Group. Furthermore DNB also plans and coordinates supervisory activities with the relevant supervisory authorities of ING Group subsidiaries. On November 4, 2013, a regulation concerning the establishment of a Single Source Mechanism (“SSM”) became effective. As a result of the effectiveness of the SSM, the European Central Bank (“ECB”) will assume responsibility for part of the prudential supervision of ING Bank and ING Group as of November 4, 2014. Under the SSM regulations, the ECB has a mandate to participate in supplementary supervision of a financial conglomerate in relation to the banks included in a conglomerate such as ING Group, to assume the tasks of a coordinator where the ECB is appointed as the coordinator for a financial conglomerate. At this point in time, it is uncertain if and how the new supervisory structure or ECB mandate may impact ING Group or ING U.S.

In addition to the various US and international regulatory initiatives, the Dutch authorities have launched a number of Dutch regulatory initiatives, including but not limited to the Dutch Intervention Act and legislation with regard to variable remuneration at financial institutions that have received state support.

The Intervention Act grants new powers to the DNB and the Minister of Finance to intervene in situations where an institution, including a financial group such as ING Group, faces financial difficulties or where there is a serious and immediate risk to the stability of the financial system caused by an institution in difficulty. The Act has entered into force with retroactive effect on January 20, 2012.

We are unable to predict how any regulations resulting from such initiatives and proposals could affect the way ING Group conducts its business and manages capital, or to what extent any changes in the way ING Group conducts its business as a result thereof could affect us, as an affiliate of ING Group, our relationship with ING Group or our results of operations, financial condition and liquidity. The possibility of inconsistent and conflicting regulation of ING Group and the Company also exists as lawmakers and regulators in multiple jurisdictions simultaneously pursue these initiatives.

Other Laws and Regulations

USA Patriot Act

The Patriot Act contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the United States contain provisions that may be different, conflicting or more rigorous. Internal practices, procedures and controls are required to meet the increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions.

We are also required to follow certain economic and trade sanctions programs administered by the Office of Foreign Asset Control that prohibit or restrict transactions with suspected countries, their governments and, in certain circumstances, their nationals. We are also subject to regulations governing bribery and other anti-corruption measures.

Privacy Laws and Regulation

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of personal information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and the protection of the security and confidentiality of that information. The disclosure and security of protected health information is also governed by federal and state laws. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others (including life insurers), the physical and procedural safeguards employed to protect the security of that information and the electronic transmission of such information. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions to implement effective programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal laws and regulations also regulate the permissible uses of certain types of personal information, including consumer report information. Federal and state governments and regulatory bodies may consider additional or more detailed regulation regarding these subjects.

Environmental Considerations

Our ownership and operation of real property and properties within our commercial mortgage loan portfolio is subject to federal, state and local environmental laws and regulations. Risks of hidden environmental liabilities and the costs of any required clean-up are inherent in owning and operating real property. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect the valuation of, and increase the liabilities associated with, the commercial mortgage loans we hold. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, we may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the laws of certain states. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

We routinely conduct environmental assessments prior to closing any new commercial mortgage loans or to taking title to real estate. Although unexpected environmental liabilities can always arise, we seek to minimize this risk by undertaking these environmental assessments and complying with our internal environmental policies and procedures.

Health Care Reform Legislation

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits and other forms of compensation to their employees and former employees. Among other changes, and subject to various effective dates, the Health Care Act generally restricts certain limits on benefits, mandates coverage for certain kinds of care, extends the required coverage of dependent children through age 26, eliminates pre-existing condition exclusions or limitations, requires cost reporting and, in some cases, requires premium rebates to participants under certain circumstances, limits coverage waiting periods, establishes penalties on employers who fail to offer sufficient coverage to their full-time employees and requires employers under certain circumstances to provide employees with vouchers to purchase their own health care coverage. We cannot predict the impact of the Health Care Act, and any regulations or guidance related to the Health Care Act, on us as an employer and on the benefit plans we sponsor for employees or retirees and their dependents, or whether those benefits will remain competitive or effective in meeting their business objectives. Our costs to provide such benefits and our tax liabilities in connection with benefits or compensation cannot be predicted.

U.S. Supreme Court Decision regarding Defense of Marriage Act

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

Employees and Other Shared Services

ILIAC had 1,617 employees as of December 31, 2013, primarily focused on managing new business processing, product distribution, marketing, customer service and product management for us and certain of our affiliates, as well as, providing product development, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by ING North

America Insurance Corporation and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

On June 14, 2012, our affiliate ING North America Insurance Corporation announced that it had entered into a seven-year agreement with Cognizant Technology Solutions U.S. Corporation ("Cognizant") to receive a comprehensive array of insurance business process services. Under the terms of the agreement, which was executed on August 16, 2012, Cognizant made employment offers to more than 1,000 employees of subsidiaries of ING U.S., Inc., most of whom were employed by certain of our U.S. affiliates and may have provided services to us from time to time and approximately 30 of whom we employed. Employees who accepted offers of employment with Cognizant will continue to perform comparable roles to those they previously performed, either for us or our applicable affiliates. This transaction did not have a material financial or operational impact on us.

Item 1A.        Risk Factors
(Dollar amounts in millions, unless otherwise stated)

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those which are described below.

Risks Related to Our Business - General

Continued difficult conditions in the global capital markets and the economy generally have affected and may continue to affect our business, results of operations and financial condition.

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Concerns over the slow economic recovery, the shutdown of the U.S. government, the level of U.S. national debt (including the periodic debates in the U.S. Congress regarding the national debt ceiling), the European sovereign debt crisis, the ability of certain countries to remain in the euro zone, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. In 2011, Standard & Poor's Ratings Services ("S&P") lowered its long-term sovereign credit rating on the United States from AAA to AA+. In addition, significant concerns regarding the sovereign debt of Greece, Ireland, Italy, Portugal and Spain, as well as certain other countries, in some cases have required countries to obtain emergency financing. The financial turmoil in Europe continues to be a long-term threat to global capital markets and remains a challenge to global financial stability. If these or other countries require additional financial support or if sovereign credit ratings decline further, yields on the sovereign debt of certain countries may increase, the cost of borrowing may increase and credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the U.S. economy. Furthermore, the Board of Governors of the Federal Reserve System (the "Federal Reserve") has begun to scale back programs that have in recent years fostered a historically low interest rate environment, which could generate volatility in debt and equity markets, including, but not limited to, rapid increases in interest rates and associated declining values on fixed income investments. Our results of operations, investment portfolio and AUM are exposed to these risks and may be adversely affected as a result. In addition, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant losses.

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

•
Volatility or downturns in the equity markets can cause a reduction in fee income on annuity and retirement products. Because these products and services generate fees related primarily to the value of AUM, a decline in the equity markets could reduce our revenues.

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

•
An equity market decline, decreases in prevailing interest rates or a prolonged period of low interest rates could result in the value of guaranteed minimum benefits contained in certain of our annuity and retirement products being higher than current account values or higher than anticipated in our pricing assumptions, requiring us to materially increase reserves for such products, and may result in a decrease in customer lapses, thereby increasing the cost to us. In addition, such a scenario could lead to increased amortization and/or unfavorable unlocking of our deferred acquisition cost ("DAC") and value of business acquired ("VOBA").

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

•
We have significant investment and derivative portfolios that include, among other investments, corporate securities, asset-backed securities ("ABS"), equities and commercial mortgages. Economic conditions as well as adverse capital market and credit conditions, interest rate changes, changes in mortgage prepayment behavior or declines in the value of underlying collateral will impact the credit quality, liquidity and value of our investment and derivative portfolios, potentially resulting in higher capital charges and unrealized or realized losses and decreased investment income. The value of our investments and derivative portfolios may also be impacted by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses and have a material adverse effect on our results of operations or financial condition. Market volatility may also make it difficult to value certain of our securities if trading becomes less frequent.

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

•
A default by any financial institution or by a sovereign could lead to additional defaults by other market participants. The failure of a sufficiently large and influential institution could disrupt securities markets or clearance and settlement systems and lead to a chain of defaults, because the commercial and financial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships. Even the perceived lack of creditworthiness of a counterparty may lead to market-wide liquidity problems and losses or defaults by us or by other institutions. This risk is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis. Systemic risk could have a material adverse effect on our ability to raise new funding and on our business, results of operations, financial condition, liquidity and/or business prospects. In addition, such a failure could impact future product sales as a potential result of reduced confidence in the financial services industry.

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

Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby impacting our ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends to our parent, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations and our business will suffer. Our principal sources of liquidity are fees, annuity deposits and cash flow from investments and assets.

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

The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates.

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

During periods of declining interest rates or a prolonged period of low interest rates, annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in parallel with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under generally accepted accounting principles ("U.S. GAAP"). This revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

Despite an increase in long-term interest rates in 2013, interest rates remain low by historical standards. We believe a continuation of the current low interest rate environment would also negatively affect our financial performance. In addition, we expect that a continuation of the current low interest rate environment would reduce our Company's risk-based capital ratio in an amount that could be material.

Conversely, in periods of rapidly increasing interest rates, policy loans, withdrawals from, and/or surrenders of, annuity contracts and certain guaranteed investment contracts may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are depressed because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create a significant collateral posting requirement associated with our interest rate hedge programs, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expenses and reduce our results of operations. An increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds which might also affect the value of the underlying guarantees within these variable annuities.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition.

Ratings are important to our business. Credit ratings represent the opinions of rating agencies regarding an entity's ability to repay its indebtedness. Our credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. Financial strength ratings, which are sometimes referred to as "claims-paying" ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Financial strength ratings are important factors affecting public confidence in insurers. Our financial strength ratings are important to our ability to sell our products and services to our customers. Ratings are not recommendations to buy our securities. Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future.

Our ratings could be downgraded at any time and without notice by any rating agency. For a description of material rating actions that have occurred from the beginning of 2013 through the date of this Annual Report on Form 10-K, see "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Ratings."

A downgrade of our financial strength rating could affect our competitive position by making it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings. This could lead to a decrease in AUM and result in lower fee income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. In addition, a downgrade in either our financial strength or credit ratings could potentially, among other things, increase our borrowing costs and make it more difficult to access financing; adversely affect access to the commercial paper market or the availability of LOCs and other financial guarantees; result in additional collateral requirements, or other required payments or termination rights under derivative contracts or other agreements; and/or impair, or cause the termination of, our relationships with creditors, broker-dealers, distributors, reinsurers or trading counterparties, which could potentially negatively affect our profitability, liquidity and/or capital. In addition, we use assumptions of market participants in estimating the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. These assumptions include our nonperformance risk (i.e., the risk that the obligations will not be fulfilled). Therefore, changes in our credit or financial strength ratings or the credit or financial strength ratings of ING U.S., Inc. may affect the fair value of our liabilities.

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

Because we operate in highly competitive markets, we may not be able to increase or maintain our market share, which may have an adverse effect on our results of operations and financial condition.

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

Our risk management policies and procedures, including hedge programs, may prove inadequate for the risks we face, which could negatively affect our business and financial condition or result in losses.

We have developed risk management policies and procedures, including hedge programs that utilize derivative financial instruments, and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective, particularly during extremely turbulent times. Many of our methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See "Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses" for a description of risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Hedging strategies involve transaction costs and other costs, and if we terminate a hedging arrangement, we may also be required to pay additional costs, such as transaction fees or breakage costs. We may incur losses on transactions after taking into account our hedging strategies. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

Past or future misconduct by our employees, agents, intermediaries, registered representatives of our broker-dealer affiliates or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates' business decisions and to prevent us from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition.

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
We routinely execute a high volume of transactions such as unsecured debt instruments, derivative transactions and equity investments with counterparties and customers in the financial services industry, including brokers and dealers, commercial and investment banks, mutual and hedge funds, institutional clients, futures clearing merchants, swap dealers, insurance companies and other institutions, resulting in large periodic settlement amounts which may result in our having significant credit exposure to one or more of such counterparties or customers. Many of these transactions comprise derivative instruments with a number of counterparties in order to hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. As a result, we face concentration risk with respect to liabilities or amounts we expect to collect from specific counterparties and customers. A default by, or even concerns about the creditworthiness of, one or more of these counterparties or customers could have an adverse effect on our results of operations or liquidity. There is no assurance that losses on, or impairments to the carrying value of, these assets due to counterparty credit risk would not materially and adversely affect our business, results of operations or financial condition.

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

The amount of collateral we may be required to post under short-term financing agreements and derivative transactions may increase under certain circumstances. Pursuant to the terms of some transactions, we could be required to make payment to our counterparties related to any change in the market value of the specified collateral assets. Such requirements could have an adverse effect on liquidity. Furthermore, with respect to any such payments, we may have unsecured risk to the counterparty as these amounts may not be required to be segregated from the counterparty's other funds, may not be held in a third-party custodial account and may not be required to be paid to us by the counterparty until the termination of the transaction. Additionally, the implementation of the Dodd-Frank Act and the resultant changes in collateral requirements may increase the need for liquidity and eligible collateral assets in excess of what is already being held.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM, results of operations and financial condition.

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within ABS, including mortgage-backed securities and various CMO tranches, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See -"A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition." We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain "interest-only" securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

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

Defaults or delinquencies in our commercial mortgage loan portfolio may adversely affect our profitability and financial condition.

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

Our operations are complex and a failure to properly perform services could have an adverse effect on our revenues and income.

Our operations include, among other things, retirement plan administration, annuity contract administration, portfolio management, investment advice, wholesale broker dealer distribution services, shareholder services, benefits processing and servicing, contract and sales and servicing, underwriting, distribution, and other services. In order to be competitive, we must properly perform our administrative and related responsibilities, including recordkeeping and accounting, regulatory compliance, security pricing, corporate actions, compliance with investment restrictions, daily net asset value computations, account reconciliations and required distributions. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.

Our products and services are complex and are frequently sold through intermediaries, and a failure to properly perform services or the misrepresentation of our products or services could have an adverse effect on our revenues, income and financial condition.

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

Factors considered in estimating fair values of securities, and derivatives and embedded derivatives related to our securities include coupon rate, maturity, principal paydown including prepayments, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities. Factors considered in estimating the fair values of embedded derivatives and derivatives related to product guarantees (collectively, "guaranteed benefit derivatives") include risk-free interest rates, interest rate implied volatility, and actuarial assumptions such as lapse rates as well as the amount and timing of policyholder deposits and partial withdrawals. The impact of our risk of nonperformance is also reflected in the estimated fair value of guaranteed benefit derivatives. In many situations, inputs used to measure the fair value of an asset or liability may fall into different levels of the fair value hierarchy. In these situations, we will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

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

Fixed income and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary ("OTTI") and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular quarterly or annual period.

Our participation in a securities lending program and a repurchase program subjects us to potential liquidity and other risks.

We engage in a securities lending program whereby certain securities from our portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to us. Collateral retained by the agent is invested in liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

We also participate in a repurchase program whereby we sell fixed income securities to third-party repurchase counterparties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase those same securities at a determined future date. Our policy requires that, at all times during the term of the repurchase agreements, cash or other types of collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing replacement assets. The cash proceeds received under the repurchase program are typically invested in fixed income securities and cannot be returned prior to the scheduled repurchase date; however, market conditions on the repurchase date may limit our ability to enter into new agreements. The repurchase of securities or our inability to enter into new repurchase agreements would require us to return the cash collateral proceeds associated with such transactions on the repurchase or maturity date.

For both securities lending and repurchase transactions, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities. If we decrease the amount of our securities lending and repurchase activities over time, the amount of net investment income generated by these activities will also likely decline. See "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Securities Lending."

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

Unfavorable developments in interest rates, credit spreads and policyholder behavior can result in adverse financial consequences related to our stable value products, and our hedge program and risk mitigation features may not successfully offset these consequences.

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

The sensitivity of our statutory reserves and surplus established for the stable value products to changes in interest rates, credit spreads and policyholder behavior will vary depending on the magnitude of these changes, as well as on the book value of assets, the market value of assets, the guaranteed credited rates available to customers and other product features. Realization or re-measurement of these risks may result in an increase in the reserves for stable value products, and could materially and adversely affect our financial position or results of operations. In particular, in extended low interest rate environments, we bear exposure to the risk that reserves must be added to fund book value withdrawals and transfers when guaranteed annual credited rates exceed the earned rate on invested assets. In a rising interest rate environment, we are exposed to the risk of financial disintermediation through a potential increase in the level of book value withdrawals.

To the extent that our hedge program and other risk mitigating features do not operate as intended or are not fully effective, we remain exposed to the risks described above.

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

We cede life insurance policies and annuity contracts or certain risks related to life insurance policies and annuity contracts to other insurance companies using various forms of reinsurance including coinsurance, modified coinsurance, funds withheld, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to cover the claims on the reinsured policies. In addition, a reinsurer insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves.

In addition, if a reinsurer does not have accredited reinsurer status or if a currently accredited reinsurer loses that status, in any state where we are licensed to do business, we are not entitled to take credit for reinsurance in that state if the reinsurer does not post sufficient qualifying collateral (either qualifying assets in a qualifying trust or qualifying LOCs). In this event, we would be required to establish additional statutory reserves. Similarly, the credit for reinsurance taken by us under reinsurance agreements with affiliated and unaffiliated non-accredited reinsurers is, under certain conditions, dependent upon the non-accredited reinsurer's ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying LOCs issued by qualifying lending banks.

LOCs, when available, continue to be very expensive in the current economic environment. Because of this, some of our affiliated reinsurers have established and will continue to pursue alternative sources for qualifying reinsurance collateral. If these steps are unsuccessful, or if unaffiliated non-accredited reinsurers that have reinsured business with us are unsuccessful in obtaining sources of qualifying reinsurance collateral, we might not be able to obtain full statutory reserve credit. Loss of reserve credit would require us to establish additional reserves and would result in a decrease in the level of our capital, which could have a material adverse effect on our profitability, results of operations and financial condition.

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

The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer's ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, our profitability may be negatively impacted if we are not able to pass the increased costs onto our customers. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. If reinsurers raise the rates that they charge on new business, we may be forced to raise the premiums that we charge, which could have a negative impact on our competitive position.

A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses (which are sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC's instructions with respect to RBC calculation methodologies. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies' expectations. In extreme scenarios of equity market declines, sustained periods of low interest rates, rapidly rising interest rates or credit spread widening, the amount of additional statutory reserves that we are required to hold for certain types of GICs and variable annuity guarantees and stable value contracts may increase at a greater than linear rate. This increase in reserves would decrease the statutory surplus available for use in calculating the subsidiary's RBC ratios. To the extent that our RBC ratios are deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce our capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

Our failure to meet RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by insurance regulators, including limitations on our ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios limits our ability to make dividends or distributions to our Parent, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations and financial condition.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers' trade secrets and confidential information (including customer transactional data and personal data about our employees, our customers and the employees and customers of our customers). Pursuant to federal laws, various federal regulatory and law enforcement agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Certain of our employees and contractors and many sales representatives of our broker-dealer subsidiaries and affiliates have access to and routinely process personal information of customers through a variety of media, including the internet and software applications. We rely on various internal processes and controls to protect the confidentiality of customer information that is accessible to, or in the possession of, us, our employees, contractors and sales representatives. It is possible that an employee, contractor or sales representative could, intentionally or unintentionally, disclose or misappropriate confidential customer information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or sales representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

Changes in accounting standards could adversely impact our reported results of operations and our reported financial condition.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB"). It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results of operations and financial condition.

In addition, FASB is working on several projects with the International Accounting Standards Board, which could result in significant changes as U.S. GAAP converges with IFRS, including how we account for our insurance policies, annuity contracts and financial instruments and how our financial statements are presented. Furthermore, the SEC is considering whether and how to incorporate IFRS into the U.S. financial reporting system. The changes to U.S. GAAP and ultimate conversion to IFRS, if undertaken, could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business.

Under the tax sharing agreement effective January 1, 2013, a change in control could affect availability of cash payments to which we would otherwise be entitled under the prior tax sharing agreement.

For years beginning before January 1, 2013, we and certain of our U.S. affiliates, including ING U.S., Inc., the U.S. holding company for ING Group's U.S.-based retirement services, life insurance and investment management operations, are parties to an intercompany tax sharing agreement that requires ING U.S., Inc. to pay its subsidiaries, including us, for the tax benefits of ordinary and capital losses as they are incurred and in turn requires its subsidiaries, including us, to pay ING U.S., Inc. for the taxes payable on their ordinary income and capital gains. Under the agreement, ING U.S., Inc. is required to make payments to us even if our losses do not offset other subsidiaries' ordinary income or capital gains. Accordingly, this tax sharing agreement can require ING U.S., Inc. to make cash payments to us and our affiliates that exceed the amount of cash payments paid by us and our affiliates under the tax sharing agreement. During the years ended December 31, 2013, 2012 and 2011, we made net cash payments to ING U.S., Inc. under the tax sharing agreement of $22.1, $170.1 and $108.4, respectively.

Effective January 1, 2013, the Company entered into a new tax sharing agreement with ING U.S., Inc. which provides that for 2013 and subsequent years, ING U.S., Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated. Accordingly, in years we incur losses and the associated tax benefits cannot be used by the consolidated tax group we may establish tax valuation allowances, reduce statutory-based admitted assets and may no longer be entitled to receive net cash payments from ING U.S., Inc. During the year ended December 31, 2013, we made additional net cash payments to ING U.S., Inc. under the new tax sharing agreement of $80.5.

One such instance where the associated tax benefits could not be used by the consolidated tax group would occur if there is a change in control which would trigger the imposition of certain limitations pursuant to Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). These sections operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered when an "ownership change" (generally defined as when the ownership of a company changes by more than 50% (measured by value) on a cumulative basis in any three year period) occurs. As of December 31, 2013, management believes that we and our ING U.S., Inc.'s affiliates have not had an "ownership change" for purposes of sections 382 and 383. However, this determination is subject to uncertainties and is based on various assumptions. Consequently, the ability of ING U.S., Inc.'s affiliates to use tax attributes could be limited and correspondingly the value of these attributes could be decreased.

During March 2014, ING Group divested a portion of its shareholding in ING U.S., Inc., our indirect parent company, in the Transactions which we believe caused an ownership change for purpose of IRC Section 382. Using an estimated Section 382 value of ING U.S., Inc., we estimate that it is unlikely that the Company's deferred tax asset, tax valuation allowance or admitted deferred tax asset will materially change as a result of the IRS Section 382 ownership change with respect to ING U.S., Inc.

Numerous aspects of the application of Section 382 are subject to potential challenge by the IRS. If the IRS were to successfully challenge the IRC Section 382 calculations of ING U.S., Inc., this could impact the ability of the Company to obtain tax benefits from existing and future losses and deductions could be adversely affected.

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

As of December 31, 2013, we have recognized deferred tax assets based on tax planning related to unrealized gains on investment assets. To the extent these unrealized gains decrease, the tax benefit will be reduced by increasing the tax valuation allowance. For example, if interest rates increase, the amount of the unrealized gains will, most likely, decrease, with all other things constant. The decrease in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, "Income Taxes".

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

In addition, businesses in the United States and in other countries have increasingly become the targets of "cyberattacks", "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, result in the theft of significant amounts of information, and cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Although we have not yet suffered such an incident of any materiality, we could be the subject of such an attack, and, although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and similar personal information we maintain, we may be at particular risk for targeting.

We retain confidential information in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. In addition, an increasing number of jurisdictions require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any attack or other breach of the security of our information technology systems that compromises information that is subject to legislative or regulatory privacy protections, or that otherwise results in inappropriate disclosure or use of personally identifiable customer information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny or sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses.

Third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity.

If we experience difficulties arising from outsourcing relationships, our ability to conduct business could be compromised, which may have an adverse effect on our business and results of operations.

As we continue to focus on reducing the expense necessary to support our operations, we have become increasingly committed to outsourcing strategies for certain technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business that may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see “-Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm our business.”

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

We recently introduced an optional guaranteed retirement income portfolio ("GRIP") feature that, if elected by an employee of one of our plan sponsor customers, provides guaranteed lifetime withdrawal benefits ("GLWB") to such employees. The GLWB is offered through a multi-insurer model, whereby we and two unaffiliated insurers provide GLWB coverage to participating employees. In contrast to the retail guaranteed minimum withdrawal benefits for life ("GMWBL") provisions formerly offered by ING USA, the GLWB provisions within GRIP do not offer rollup benefits; furthermore, we reprice the GLWB amount purchased by contributions to the GRIP feature on a quarterly basis. In addition, the investment elections available to participating employees have substantially less flexibility than the elections offered to retail customers as part of the retail variable annuities previously sold by ING USA. We also have the right to cease accepting new contributions to the GRIP feature, subject to providing 180 days advance notice to the plan sponsor.

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

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. There are a number of risks that may arise where applicable regulations may be unclear, subject to multiple interpretations or under development or where regulations may conflict with one another, where regulators revise their previous guidance or courts overturn previous rulings, which could result in our failure to meet applicable standards. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action which could materially harm our results of operations and financial condition. If we fail to address, or appear to fail to address, appropriately any of these matters, our reputation could be harmed and we could be subject to additional legal risk, which could increase the size and number of claims and damages asserted against us or subject us to enforcement actions, fines and penalties. See "Item 1. Business - Regulation" for further discussion on the impact of regulations on our businesses.

As long as we remain affiliated with ING Group, we may be subject to laws, regulations, disclosures and restrictions to which we would not be subject as a standalone enterprise. These restrictions could be extensive and include limitations on the activities we may conduct and the way in which we organize and operate our businesses. Various jurisdictions in which ING Group and its subsidiaries operate, including the United States, apply prudential and other regulations to the holding companies and affiliates of financial institutions. If the applicable laws and regulations in any of these jurisdictions, or the application or interpretation of such laws and regulations by applicable regulators and other authorities, were to change, or if ING Group or one of its subsidiaries were to change the nature of the regulated activities they conduct, we could in the future become subject to restrictions to which we are not currently subject, and to which we would not be subject as a standalone enterprise. This could require us to incur material compliance, reporting or other costs or to forgo certain types of material revenues or could otherwise be material and adverse to us. We do not have any control over the activities conducted by ING Group or its subsidiaries. As one source of potential change in the regulations applied to ING Group and its subsidiaries, we expect that in November 2014 the European Central Bank will assume responsibility for part of the prudential supervision of ING Bank and its holding company, ING Group. Supervision over ING Bank and ING Group is currently exercised by the DNB. It is uncertain if and how this new supervisory structure will impact the Company.

In addition, the 2012 Amended Restructuring Plan contains provisions that could limit our business activities, including restricting our ability to make certain acquisitions or to conduct certain financing and investment activities. See "Item 1. Business - Regulation - Dutch State Transactions and Restructuring Plan."

If ING Group or one of its subsidiaries were to change the nature of the regulated activities it conducts, we could in the future become subject to restrictions to which we are not currently subject, and to which we would not otherwise be subject as a standalone enterprise.

As long as we remain affiliated with ING Group, we may be subject to laws, regulations, disclosures and restrictions to which we would not be subject as a standalone enterprise. These restrictions could be extensive and include limitations on the activities we may conduct and the way in which we organize and operate our businesses. For instance, ING Group’s wholly owned subsidiary, ING Bank, may from time to time consider whether to establish a branch office in the United States. If ING Bank were to establish a U.S. branch, ING Group, ING Bank and we would be subject to supervision and regulation by the Federal Reserve under various laws, including the Bank Holding Company Act of 1956, as amended (“BHCA”), and the International Banking Act of 1978. If ING Bank were to establish a U.S. branch, the BHCA could impose restrictions on our non-financial activities until we are no longer deemed controlled by ING Group for BHCA purposes. As a result, we could be required to incur material compliance, reporting or other costs or to forgo certain types of material revenues or could otherwise be confronted with consequences that are material and adverse to us.

Moreover, if ING Bank were to establish a U.S. branch while we remained affiliated with ING Group, several regulatory developments could materially impact our operations, including rules under the Dodd-Frank Act issued by U.S. regulators with respect to the “Volcker Rule” and heightened supervisory requirements and prudential standards. Under the final rules adopted by U.S. regulators on December 10, 2013, we would be subject to the Volcker Rule as an affiliate of a company that is treated as a bank holding company. The Volcker Rule significantly restricts the ability of U.S. bank holding companies and their affiliates to conduct proprietary trading in securities and derivatives as well as certain activities related to hedge funds and private equity funds. However, the rules provide an exemption for a regulated insurance company trading solely for its general account if, among other requirements, it is acting in compliance with insurance company investment laws and regulations. Although the full potential impact of the Volcker Rule on our operations would not be known with certainty until fully implemented, we will likely experience significant additional compliance and operational costs if we are a covered entity under the final rules.

The BHCA, however, would provide ING Group, ING Bank and us a two-year period in which to comply with the BHCA activity restrictions, with the possibility of our obtaining up to three one-year extensions. Further, the Federal Reserve would have discretion to extend the Volcker Rule conformance period and application of any heightened supervisory requirements and prudential standards with respect to the Company until past December 31, 2016 (the date by which ING Group is required to fully divest the Company). There is no guarantee, however, that the Federal Reserve would grant these requests.

Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability.

Our operations are subject to comprehensive regulation and supervision throughout the United States. State insurance laws regulate most aspects of our insurance business and we are regulated by the insurance department of our state of domicile, Connecticut. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors and investors. See "Item 1. Business - Regulation-Insurance Regulation."

State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate.

State insurance regulators, the NAIC and other regulatory agencies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use affiliated captive reinsurance companies primarily to reinsure certain of our variable annuities and to fund statutory stable value reserves in excess of the economic reserve level. In October 2011, the NAIC established a subgroup to study insurers' use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the New York State Department of Financial Services (the "NYDFS") released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. In March 2014, the Missouri Division notified ING U.S., Inc. that it is performing a review of special purpose life reinsurance captive insurance company transactions that have occurred in Missouri's captive program and, as part of that review, the Missouri Division has requested information from ING U.S., Inc. regarding our captive reinsurance affiliates. We cannot predict what actions and regulatory changes will result from the NAIC study, the NYDFS report, the FIO report or the Missouri Division review. Any regulatory action that prohibits or limits our use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, could have a material adverse impact on our financial condition or results of operations.

Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees such as variable annuities and universal life policies, and are considering further potentially significant changes in these requirements.

In addition, state insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of fixed and indexed annuities. In particular, the NAIC has adopted a revised SAT, which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states have already enacted laws based on the SAT.

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. See "Item 8. Note 13. Commitments and Contingencies" for the year ended December 31, 2013 for a description of certain regulatory inquiries affecting the Company. It is possible that future regulatory inquiries or investigations involving the insurance industry generally, or the Company specifically, could materially and adversely affect our business, results of operations or financial condition.

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

Our annuity, retirement and investment products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, the Financial Industry Regulatory Authority ("FINRA"), the DOL, the IRS and the Office of the Comptroller of the Currency ("OCC").

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

On July 21, 2010, the Dodd-Frank Act was signed into law. It effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that is underway and is expected to continue over the next few years. While some studies have already been completed and the rule-making process is well underway, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. Key aspects we have identified to date of the Dodd-Frank Act's potential impact on us include:

•
If designated by the FSOC as a nonbank financial company subject to supervision by the Federal Reserve, we would become subject to a comprehensive system of prudential regulation, including, among other matters, minimum capital requirements, liquidity standards, credit exposure requirements, overall risk management requirements, management interlock prohibitions, a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress, stress testing, additional fees and assessments and restrictions on proprietary trading and certain investments. The exact scope and consequences of these standards are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities. In designating non-bank financial companies for heightened prudential regulation by the Federal Reserve, the FSOC considers, among other matters, their size and potential impact on the financial stability of the United States.

•
Title VII of the Dodd-Frank Act creates a new framework for regulation of the over-the-counter ("OTC") derivatives markets. New margin and capital requirements on market participants that will be contained in final regulations to be adopted by the SEC and the U.S. Commodity Futures Trading Commission ("CFTC") could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

•
Pursuant to requirements of the Dodd-Frank Act, the SEC and CFTC are currently considering whether stable value contracts should be regulated as "swap" derivative contracts. In the event that stable value contracts become subject to such regulation, certain aspects of our business could be adversely impacted, including issuance of stable value contracts and management of assets pursuant to stable value mandates.

•
The Dodd-Frank Act established the FIO within the Treasury Department headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including participating in the FSOC's decisions regarding insurers to be designated for stricter regulation by the Federal Reserve. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity by federal involvement or effective action by the states. The director issued that report in December 2013, recommending, in part, increased federal involvement in certain areas of insurance regulation to improve uniformity, and setting out recommendations in areas of near-term reform for the states, including prudential and marketplace oversight. The report also recommended, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives, and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO has an ongoing charge to monitor all aspects of the insurance industry and will monitor state regulatory developments, including those called for in its report and present options for federal involvement if deemed necessary.

•
Under the Dodd-Frank Act, various federal regulators have adopted the Volcker Rule, which places limitations and restrictions on the ability of certain deposit institutions and regulated banking entities, as well as their affiliates, to engage in certain proprietary trading or sponsor and invest in private funds. In the event that one of our affiliates becomes a depository institution or otherwise becomes subject to the Volcker Rule, our investment activities could be restricted.

•
The Dodd-Frank Act also includes various securities law reforms that may affect our business practices. See “- Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability” below.

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

See "Item 1. Business - Regulation" for further discussion of the impact of the Dodd-Frank Act on our businesses.

In addition to the Dodd-Frank Act, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the recent financial crisis and means of avoiding such crises in the future. Although currently we are not directly subject to non-U.S. regulation, we may be significantly affected by foreign regulatory actions, due to our being affiliated with ING Group. We are unable to predict how any such regulations could affect the way ING Group conducts its business and manages capital, or to what extent any resulting changes in the way ING Group conducts its business or manages capital could affect our business, our relationship with ING Group or our results of operations, financial condition and liquidity. For a further discussion of foreign regulation and its potential effect on us while we are affiliated with ING Group, including the impact of the Solvency II Directive, see "Item 1. Business - Regulation-International and National Regulatory Initiatives that May Affect Us as a Consequence of our Affiliation with ING Group.”

Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability.

U.S. federal and state securities laws apply to sales of our variable annuity products (which are considered to be both insurance products and securities). In addition, certain fixed and indexed annuities we may offer may be registered as securities under the Securities Act. As a result, these products are subject to regulation by the SEC and FINRA. Our variable annuity products are issued through separate accounts and the separate accounts are registered as investment companies under the Investment Company Act. Distribution of our annuity products registered as securities is affected by laws and regulations applicable to broker-dealers. Certain of our subsidiaries are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are members of and subject to, regulation by FINRA, and are also registered as broker-dealers, in various states, as applicable. In addition, some of our subsidiaries are registered as investment advisers under the Investment Advisers Act.

Securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations. A number of changes have recently been proposed to the laws and regulations that govern the conduct of our registered insurance products business and our distributors that could have a material adverse effect on our results of operations and financial condition. For example, the Dodd-Frank Act authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. The SEC and FINRA have also recently announced that they will be making the marketing and recommendation of IRA rollovers as an examination priority in 2014; accordingly sales of rollover IRA products, particularly by ING U.S. affiliated broker-dealer firms, could be affected by this heightened scrutiny. Further, proposals have been made that the SEC establish a self-regulatory organization with respect to registered investment advisers, which could increase the level of regulatory oversight over them. Changes to these laws or regulations that restrict the conduct of our business could have an adverse effect on our results of operations and financial condition.

Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact our ability to make distributions to ING U.S., Inc. or make our insurance, annuity and investment products less attractive to customers.

Changes in tax laws could increase our taxes and our effective tax rates. For example, the Obama Administration has proposed modifying the dividends received deduction for life insurance company separate accounts, and such a modification could significantly reduce the dividends received deduction that we are able to claim for dividends received in separate accounts. As such, the dividend received deduction is a significant component of the difference between our actual tax expense and the expected tax expense determined using the federal statutory income tax rate of 35%. Also, interpretation and enforcement of existing tax law could change and could be applied to us as part of an IRS examination and increase our tax costs. In the course of such examinations, we have also entered into agreements with the IRS to resolve issues related to tax accounting matters, such as whether certain derivative transactions qualify for hedge treatment, the proper treatment of valid tax hedge gains and losses and “other than temporary impairment” losses. These agreements may be superseded by future enacted laws, regulations or public guidance that increases our taxes and our effective tax rates. Further, changes in tax rates could affect the amount of our deferred tax assets and deferred tax liabilities. One such change relates to the current debate over corporate tax reform and corporate tax rates. A reduction in the top federal tax rate would result in lower statutory deferred tax assets. Such a reduction in the statutory deferred tax asset may impact our ability to make distributions to ING U.S., Inc.

Changes in tax laws could make some of our insurance, annuity and investment products less attractive to customers. Current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products, and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits could make some of our products less attractive to customers. Reductions in individual income tax rates or estate tax rates could also make some of our products less advantageous to customers. Changes in federal tax laws that reduce the amount an individual can contribute on a pre-tax basis to an employer-provided, tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or changes that would limit an individual’s aggregate amount of tax-deferred savings could make our retirement products less attractive to consumers.

The American Taxpayer Relief Act of 2012 made permanent the current marginal income tax rates for individuals, as well as the estate tax threshold and applicable rate. The Bipartisan Budget Act signed into law in December 2013 provided a short-term compromise on spending levels, and was extended until March 2015. Congress may pursue the reduction or elimination of tax preferences associated with our industry and products yet this year or in 2015 if it pursues comprehensive tax reform premised on the notion of reducing corporate and personal rates by broadening the taxable income base and reducing tax preferences. We also believe that states that stand to lose tax revenue of their own will exert pressure on the federal government not to enact additional measures as part of comprehensive tax reform that would negatively impact them. Such a situation may result in more pressure on raising revenue from tax preferences associated with our Company and products.

Changes to federal regulations could adversely affect our distribution model by restricting our ability to provide customers with advice.

The prohibited transaction rules of ERISA and the Internal Revenue Code generally restrict providing investment advice to ERISA plans and participants and to purchases of IRAs and individual retirement annuities if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In March 2010, the DOL issued proposed regulations that provide limited relief from these investment advice restrictions. The DOL issued final rules in October of 2011 and did not provide additional relief regarding these restrictions. As a result, the ability of certain of our investment advisory subsidiaries and affiliates and their advisory representatives to provide investment advice to ERISA plans and participants, and with respect to IRAs and individual retirement annuities, will likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for these investment advisers and their affiliates.

Other proposed regulatory initiatives under ERISA may negatively impact our broker-dealer subsidiaries and the distribution of our products. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs and individual retirement annuities would be deemed a fiduciary under ERISA or the Internal Revenue Code. Although the DOL has withdrawn this proposal, it has indicated its intent to re-propose the regulation in a modified form in 2014. If adopted as proposed, the investment related information and support that our advisors and employees could provide to plan sponsors, participants and purchases of IRA and individual retirement annuities on a non-fiduciary basis could be substantially limited beyond what is allowed under current law. This could have a material impact on the level and type of services we can provide as well as the nature and amount of compensation and fees we and our advisors and employees may receive for investment-related services. In addition, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. See "Item 1. Business - Regulation - Regulation of Retirement Products and Services”.
Finally, the DOL has issued a number of regulations recently, and may issue additional similar regulations, that increase the level of disclosure that must be provided to plan sponsors and participants. These ERISA disclosure requirements will likely increase the regulatory and compliance burden upon us, resulting in increased costs.

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

Risks Related to Our Separation from, and Continuing Relationship with, ING Group

Our continuing relationship with ING Group and with affiliates of ING Group, may affect our ability to operate and finance our business as we deem appropriate and changes with respect to ING Group could negatively impact us.

From the time of the IPO of ING U.S., Inc. until the completion of the Transactions, ING Group has owned a majority of the common stock of ING U.S., Inc. and we have been a consolidated subsidiary of ING Group for purposes of its financial reporting. As a result of the completion of the Transactions, ING Group continues to own a substantial minority of the common stock of ING U.S., Inc. Circumstances affecting ING Group may have an impact on us and we cannot be certain how further changes in circumstances affecting ING Group may impact us.

In November 2008, the Dutch State purchased non-voting core Tier 1 securities from ING Group for a total consideration of €10 billion and in the first quarter of 2009 ING Group entered into an Alt-A Back-up Facility with the Dutch State (see "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Alt-A Back-up Facility").

In 2009, ING Group was required to submit a restructuring plan to the EC to obtain EC approval for the Dutch State Transactions under the EC state aid rules. On October 26, 2009, ING Group announced its 2009 Restructuring Plan, pursuant to which ING Group is required to divest its insurance and investment management businesses, including ING U.S., Inc. and its subsidiaries, including the Company. On November 19, 2012, ING Group and the EC announced that the EC approved the 2012 Amended Restructuring Plan. The 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2013, more than 50% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2014, and 100% of ING U.S., Inc. and its subsidiaries, including the Company by December 31, 2016. The divestment of 50% of ING U.S., Inc. and its subsidiaries, including the Company is measured in terms of a divestment of over 50% of the shares of ING U.S., Inc., the loss of ING Group's majority of directors on ING U.S., Inc.'s board of directors and the accounting deconsolidation of ING U.S., Inc. (in line with IFRS accounting rules). The Transactions, together with certain governance changes arising in connection with the Transactions, are intended to satisfy such requirements. In case ING Group does not satisfy its commitment to timely divest ING U.S., Inc. and its subsidiaries, including the Company as agreed with the EC, or in case of any other material non-compliance with the 2012 Amended Restructuring Plan, the Dutch State will renotify the recapitalization measure to the EC. In such a case, the EC may require additional restructuring measures or take enforcement action against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment.

The 2012 Amended Restructuring Plan also contains provisions that could limit our business activities, including restricting our ability to make certain acquisitions or to conduct certain financing and investment activities. See "Item 1. Business - Regulation - Dutch State Transactions and Restructuring Plan."

We cannot accurately predict whether any restrictions and limitations imposed on ING Group on account of the Dutch State Transaction, or the implementation of the 2012 Amended Restructuring Plan (or any further amendment thereof), will have a negative effect on our businesses and financial flexibility or result in conflicts between the interests of ING Group and our interests. In addition, it is difficult for us to predict whether any changes to, or termination of, the Dutch State Transactions could occur as a result of the 2012 Amended Restructuring Plan (or any further amendment thereof) and whether any effect on our business would result from that. We also note that we cannot predict the possible effect of ING Group not satisfying its commitment to divest ING U.S., Inc. and its subsidiaries including the Company as agreed with the EC, for instance, by having a remaining ownership interest in ING U.S., Inc. and its subsidiaries beyond any deadline agreed with the EC.

Our separation from ING Group could adversely affect our business and profitability due to ING Group's strong brand and reputation.

Prior to our initial public offering, as an indirect wholly owned subsidiary of ING Group, we marketed our products and services using the "ING" brand name and logo. We believe the association with ING Group has provided us with preferred status among our customers, vendors and other persons due to ING Group's globally recognized brand, perceived high quality products and services and strong capital base and financial strength.

Our new status as an indirect, wholly owned subsidiary of a separate, publicly traded company could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. In connection with the initial public offering of ING U.S., Inc., ING U.S., Inc. entered into a licensing agreement, pursuant to which we have a license to use certain trademarks (including the “ING” name and logo) for a limited period of time following the completion of the initial public offering. Based on current expectations, ING U.S., Inc. will change its legal name to Voya Financial, Inc. in April 2014; and in May 2014 the Investment Management and Employee Benefits businesses of ING U.S., Inc. will begin using the Voya Financial brand. In September 2014, our remaining businesses will begin using the Voya Financial brand and all remaining ING U.S. legal entities that currently have names incorporating the "ING" brand, including the Company, will change their names to reflect the Voya brand. We anticipate that the process of changing all marketing materials, operating materials and legal entity names containing the word “ING” or “Lion” to our new brand name will take approximately 24 months and will cost ING U.S., Inc. between $40 million and $50 million, excluding incremental advertising expenses. Some of our existing policyholders, contract owners and other customers may choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we no longer will be a part of ING Group.

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

Item 3.        Legal Proceedings

See "Item 8. Note 13. Commitments and Contingencies-Litigation and Regulatory Matters."

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the common stock of ILIAC. All of ILIAC's outstanding common stock is owned by its parent, Lion Connecticut Holdings Inc. ("Lion" or "Parent"), a Connecticut holding and management company, which is a direct, wholly owned subsidiary of ING U.S., Inc. ING Groep N.V. ("ING Group" or "ING") is the majority shareholder of ING U.S., Inc. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

Connecticut insurance law imposes restrictions on a Connecticut insurance company's ability to pay dividends to its parent. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the Connecticut Insurance Commissioner.

Under Connecticut law, an extraordinary dividend or distribution is defined as a dividend or distribution that together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of ILIAC's earned statutory surplus at the prior year end or (2) ILIAC's prior year statutory net gain from operations. Connecticut law also prohibits a Connecticut insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2013, following receipt of required approval from the Connecticut Insurance Department and consummation of the IPO of ING U.S., Inc., ILIAC paid an extraordinary dividend of $174.0 to its Parent. In addition, on December 9, 2013, ILIAC paid an ordinary dividend of $90.0 to its Parent. During the year ended December 31, 2012, ILIAC paid an extraordinary distribution of $340.0 to its Parent. During the year ended December 31, 2011, ILIAC did not pay a dividend on its common stock or distribution of capital to its Parent. On December 16, 2013, October 15, 2012 and December 22, 2011, ING Financial Advisers, LLC ("IFA") paid a $60.0, $90.0 and $65.0 dividend, respectively, to ILIAC, its parent. During the year ended December 31, 2013, Directed Services LLC ("DSL") did not pay any dividend to ILIAC. On December 21, 2012, DSL paid a $15.0 dividend to ILIAC, its parent. During the year ended December 31, 2011, DSL did not pay any dividend to ILIAC.

During the years ended December 31, 2013 and 2012, ILIAC did not receive any capital contributions from its Parent. During the year ended December 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent.

Item 6.    Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.    Management's Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

For the purposes of this discussion, "ILIAC" refers to ING Life Insurance and Annuity Company, and the "Company," "we," "our," "us" refer to ING Life Insurance and Annuity Company and its subsidiaries. We are a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc. ING Groep N.V. ("ING Group" or "ING") is the majority shareholder of ING U.S., Inc.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Note Concerning Forward-Looking Statements."

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

We have one operating segment.

Critical Accounting Judgments and Estimates

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

We have identified the following accounting, judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, DAC and VOBA, valuation of investments and derivatives, impairments, income taxes and contingencies.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of the Consolidated Financial Statements.

The above critical accounting estimates are described in "Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies."

Reserves for Future Policy Benefits

The determination of future policy benefit reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for future policy benefits are based on our experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, inflation, benefit utilization and expenses. The assumptions used require considerable judgments. Changes in, or deviations from, the assumptions used can significantly affect our reserve levels and related results of operations.

Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions. A lapse rate is the percentage of in-force policies surrendered by the policyholder or canceled by us due to non-payment of premiums. For certain of our variable products, the lapse rate assumption varies according to the current account value relative to guarantees associated with the product and applicable surrender charges. In general, policies with guarantees that are considered "in the money", or where the benefit is in excess of the account value, are assumed to be less likely to lapse or surrender. Conversely, "out of the money" guarantees may be assumed to be more likely to lapse or surrender as the policyholder has less incentive to retain the policy.

See "Item 8. Note 6. Guaranteed Benefit Features" for further information on our reserves for future policy benefits, contract owner account balances and product guarantees.

Insurance and Other Reserves

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.0% to 8.3%.

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

Product Guarantees

The assumptions used to establish the liabilities for our product guarantees require considerable judgment and are established as management's best estimate of future outcomes. We periodically review these assumptions and, if necessary, update them based on additional information that becomes available. Changes in, or deviations from, the assumptions used can significantly affect our reserve levels and related results of operations.

GMDB: Reserves for annuity guaranteed minimum death benefits ("GMDB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as near-term and long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for the purpose of amortizing DAC.

FIA, Stabilizer and MCG: Certain products that contain embedded derivatives are measured at estimated fair value separately from the host contract. These embedded derivatives include FIAs and Stabilizer. The MCG is a stand-alone derivative and is measured in its entirety at estimated fair value. Changes in estimated fair value, along with attributed fees collected, are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

The estimated fair value of the FIA contracts is based on the present value of the excess of interest payments to the contract owners over the growth in the minimum guaranteed contract value. The excess interest payments are determined as the excess of projected index driven benefits over the projected guaranteed benefits. The projection horizon is over the anticipated life of the related contracts which takes into account best estimate actuarial assumptions, such as partial withdrawals, full surrenders, deaths, annuitizations and maturities.

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

The FIA and Stabilizer embedded derivative liability and the stand-alone derivative for MCG include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of our FIA and Stabilizer embedded derivative liabilities and the stand-alone derivative for MCG includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). Through the second quarter of 2012, our nonperformance risk adjustment was based on the credit default swap ("CDS") spreads of ING Verzekeringen N.V., a subsidiary of ING Group and, previously, the indirect parent of ING U.S., Inc., and applied to the risk-free swap curve in our valuation models. As a result of the availability of ING U.S., Inc.'s market observable data following the issuance of long-term debt in the third quarter of 2012, we changed the estimate of nonperformance risk as of the beginning of the third quarter of 2012 to incorporate a blend of observable, similarly rated peer holding company CDS spreads, adjusted to reflect our credit quality, as well as an adjustment to reflect the priority of policyholder claims. The impact of the nonperformance risk adjustment on the fair value of these liabilities was a reduction of approximately $1.0 and $25.5 as of December 31, 2013 and 2012, respectively.

Assumptions and Periodic Review

We review overall policyholder experience at least annually (including lapse, annuitization, withdrawal and mortality), and update these assumptions when deemed necessary based on additional information that becomes available. If actual lapse rates are significantly different from those assumed, such could have a significant effect on our reserve levels and related results of operation.

See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the specific hedging strategies and reinsurance we utilize to mitigate risk for the product guarantees, as well as sensitivities of the embedded derivative liabilities to changes in certain capital markets assumptions.

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition and certain costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

See "Item 8. Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired" for additional information on DAC and VOBA.

Amortization Methodologies

We amortize DAC and VOBA related to fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes estimated gross profits to decrease.

Recoverability testing is performed for current issue year products to determine if gross revenues are sufficient to cover DAC and VOBA estimated benefits and expenses. In subsequent periods, we perform testing to assess the recoverability of DAC and VOBA on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC or VOBA are not deemed recoverable from future gross profits, changes will be applied against the DAC or VOBA balances before an additional reserve is established.

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

•
Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for all applicable products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets and estimates of future interest rates and defaults.

•
Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions and such assumptions require considerable judgment. Estimated gross profits for our variable annuity contracts are particularly sensitive to these assumptions.

We include the impact of the change in value of the embedded derivative associated with the FIA contracts in gross profits for purposes of determining DAC amortization.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC and VOBA. The following table presents the estimated instantaneous net impact to Income (loss) before income taxes of various assumption changes on our DAC and VOBA balances and the impact on related reserves for future policy benefits and reinsurance. The effects presented are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred. (Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.)

December 31, 2013
Decrease in long-term rate of return assumption by 100 basis points	$(31.6)
A change to the long-term interest rate assumption of -50 basis points	(6.1)
A change to the long-term interest rate assumption of +50 basis points	6.4
A one-time, 10% decrease in equity market values	(1.7)

Lower assumed equity rates of return, lower assumed interest rates and decreases in equity market values generally decrease DAC and VOBA and increase Future policy benefits, thus decreasing Income before income taxes.

Higher assumed interest rates generally increase DAC and VOBA and decrease Future policy benefits, thus increasing Income before income taxes.

Valuation of Investments and Derivatives

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, short-term investments, other invested assets and derivative financial instruments. Fixed maturity and equity securities are primarily classified as available-for-sale and are carried at fair value. We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors, and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products.

See "Item 8. Note 2. Investments" and "Item 8. Note 3. Derivative Financial Instruments" for further information.

Investments

We measure the fair value of our financial assets and liabilities based on assumptions used by market participants, which may include inherent risk, restrictions on the sale or use of an asset or nonperformance risk, including our own credit risk. The estimate of fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants ("exit price") in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We use a number of valuation sources to determine the fair values of our financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers and industry-standard, vendor-provided software that models the value based on market observable inputs and other internal modeling techniques based on projected cash flows.

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

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing or other similar techniques. Inputs to these methodologies include, but are not limited to, market observable inputs such as benchmark yields, credit quality, issuer spreads, bids, offers and cash flow characteristics of the security. For privately placed bonds, we also consider such factors as the net worth of the borrower, value of the collateral, the capital structure of the borrower, the presence of guarantees and the borrower's ability to compete in its relevant market. Valuations are reviewed and validated monthly by an internal valuation committee using price variance reports, comparisons to internal pricing models, back testing of recent trades and monitoring of trading volumes, as appropriate.

The valuation of financial assets and liabilities involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such valuations can significantly affect our results of operations. Financial markets are subject to significant movements in valuation and liquidity which can impact our ability to liquidate and the selling price which can be realized for our securities.

Derivatives

Derivatives are carried at fair value, which is determined by using observable key financial data, such as yield curves, exchange rates, Standard & Poor's 500 Index ("S&P 500") prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap Rates ("OIS") or through values established by third-party sources, such as brokers. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

We have certain credit default swaps ("CDS") and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives whose fair value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded and stand-alone derivatives associated with certain annuity contracts, see the "Reserves for Future Policy Benefits" section.

In addition, we have entered into a reinsurance agreement, accounted for under the deposit method, that contains an embedded derivative. The fair value of the embedded derivative is based on the change in the fair value of the underlying assets held in the trust using the valuation methods and assumptions described for our investments held.

The valuation of derivatives involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, these assumptions used in such valuations can have a significant effect on the results of operations. For additional information regarding the fair value of our investments and derivatives, see "Item 8. Note 4. Fair Value Measurements."

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

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we consider the estimated fair value as the recover value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, we consider in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and our best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates and the overall macroeconomic conditions.

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

Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from the assumptions used in such analysis can have a significant effect on the results of operations. For additional information regarding the evaluation process for impairments, see "Item 8. Note 2. Investments."

Income Taxes

The results of our operations are included in the consolidated tax return of ING U.S., Inc. Generally, our consolidated financial statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of U.S. GAAP as if we were a separate taxpayer rather than a member of ING U.S., Inc.'s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. Our tax sharing agreement with ING U.S., Inc. states that for each taxable year prior to January 1, 2013 during which we are included in a consolidated federal income tax return with ING U.S., Inc., ING U.S., Inc. will pay to us an amount equal to the tax benefit of our net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

Effective January 1, 2013, we entered into a new tax sharing agreement with ING U.S., Inc. which provides that, for 2013 and subsequent years, ING U.S., Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from ING U.S., Inc. for the current year, the deferred income tax liabilities and assets for items recognized differently in our financial statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis as regulatory and business factors change.

We evaluate and test the recoverability of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including:

•	The nature and character of the deferred tax assets and liabilities;

•	Taxable income in prior carryback years;

•	Projected future taxable income, exclusive of reversing temporary differences and carryforwards;

•	Projected future reversals of existing temporary differences;

•	The length of time carryforwards can be utilized;

•	Prudent and feasible tax planning strategies we would employ to avoid a tax benefit from expiring unused;

•	The nature, frequency and severity of cumulative U.S. GAAP losses in recent years; and

•	Tax rules that would impact the utilization of the deferred tax assets.

We recorded the following valuation allowances as of the dates indicated:

	December 31,
	2013	2012
Foreign tax credits	$11.1	$11.1

Tax Contingencies

In establishing unrecognized tax benefits, we determine whether a tax position is more likely than not to be sustained under examination by the appropriate taxing authority. We also consider positions that have been reviewed and agreed to as part of an examination by the appropriate taxing authority. Tax positions that do not meet the more likely than not standard are not recognized. Tax positions that meet this standard are recognized in our Consolidated Financial Statements. We measure the tax position as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information.

Changes in Law

Certain changes or future events, such as changes in tax legislation, completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates of valuation allowances, deferred taxes, tax provisions and effective tax rates.

Contingencies

A loss contingency is an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or possible claims and assessments. Amounts related to loss contingencies involve considerable judgments and are accrued if it is probable that a loss has been incurred and the amount can be reasonably estimated. Reserves are established reflecting management's best estimate, reviewed on a quarterly basis and revised as additional information becomes available. When a loss contingency is reasonably possible, but not probable, disclosure is made of our best estimate of possible loss, or the range of possible loss, or a statement is made that such an estimate cannot be made.

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

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see "Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies."

Results of Operations

Overview

Our products include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. Our products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets" organizations) and corporate markets. Our products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

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

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Our results of operations for the year ended December 31, 2013 were primarily impacted by Net realized capital losses in the current year versus Net realized capital gains in the prior year, as well as higher operating expenses and higher income tax expense, partially offset by higher net investment income, higher fee income and lower Net amortization of DAC/VOBA.

	Year Ended December 31,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,367.0	$1,348.8	$18.2	1.3%
Fee income	744.3	648.8	95.5	14.7%
Premiums	37.3	36.0	1.3	3.6%
Broker-dealer commission revenue	242.1	225.5	16.6	7.4%
Net realized capital gains (losses):
Total other-than-temporary impairments	(9.4)	(14.1)	4.7	33.3%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(3.5)	(3.2)	(0.3)	(9.4)%
Net other-than-temporary impairments recognized in earnings	(5.9)	(10.9)	5.0	45.9%
Other net realized capital gains (losses)	(136.3)	70.2	(206.5)	NM
Total net realized capital gains (losses)	(142.2)	59.3	(201.5)	NM
Other revenue	(1.8)	—	(1.8)	(100.0)%
Total revenues	2,246.7	2,318.4	(71.7)	(3.1)%
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	747.1	746.7	0.4	0.1%
Operating expenses	707.7	696.5	11.2	1.6%
Broker-dealer commission expense	242.1	225.5	16.6	7.4%
Net amortization of deferred policy acquisition costs and value of business acquired	58.3	131.1	(72.8)	(55.5)%
Interest expense	1.0	2.0	(1.0)	(50.0)%
Total benefits and expenses	1,756.2	1,801.8	(45.6)	(2.5)%
Income (loss) before income taxes	490.5	516.6	(26.1)	(5.1)%
Income tax expense (benefit)	207.0	191.2	15.8	8.3%
Net income (loss)	$283.5	$325.4	$(41.9)	(12.9)%
NM - Not Meaningful.

Revenues

Total revenues decreased $71.7 for the year ended December 31, 2013, primarily impacted by unfavorable changes in Total net realized capital gains (losses), partially offset by higher Fee income, higher Net investment income and higher Broker-dealer commission revenue.

Net investment income increased $18.2 from $1,348.8 to $1,367.0 primarily due to a loss on the sale of certain alternative investments in the prior year. In addition, increases to investment income were due to growth of general account assets in the current year, which were offset by lower investment yields. General account assets increased in the current year compared to the prior year due to participants transferring funds from variable investment options into fixed investment options.

Fee income increased $95.5 from $648.8 to $744.3 primarily due to increases in full service retirement plan fees. The increase in fees related to full service retirement plans was driven by net increases in separate account and institutional/mutual fund average AUM. In addition, advisory fees increased as a result of an increase in sub-advised assets.

Broker-dealer commission revenue increased $16.6 from $225.5 to $242.1 mainly due to higher asset based commission reimbursements as a result of higher average assets.

Total net realized capital gains (losses) changed $(201.5) from $59.3 to $(142.2) primarily due to losses on derivatives and fixed maturities using fair value option and a decrease in net realized investment gains primarily due to lower trading gains on corporate and foreign securities in the current year compared to the prior year. The losses on derivatives and fixed maturities were primarily as a result of an increase in interest rates in the current year. The lower trading gains in the current year primarily resulted from sales due to portfolio restructuring that occurred during the prior year.

Benefits and Expenses

Total benefits and expenses decreased $45.6 from $1,801.8 to $1,756.2 primarily due to lower Net amortization of DAC/VOBA, partially offset by and higher Broker-dealer commission expense and higher Operating expenses.

Operating expenses increased $11.2 from $696.5 to $707.7 primarily due to higher commission expenses driven by an increase in AUM and higher general operating expenses in the current year.

Broker-dealer commission expense increased $16.6 from $225.5 to $242.1 mainly due to higher asset based commission expenses as a result of higher average assets.

Net amortization of DAC and VOBA decreased $72.8 from $131.1 to $58.3 as a result of a decrease in amortization due to lower gross profits in the current year and higher favorable DAC/VOBA unlocking in the current year, which was primarily driven by prospective assumption changes.

Income Taxes

Income tax expense (benefit) increased $15.8 from $191.2 to $207.0 primarily due to an increase in the valuation allowance in 2013 resulting from changes in net realized capital gains (losses). This increase in the tax expense is partially offset by an increase from an adjustment in 2012 resulting from filing the 2011 tax return (Refer to "Item 8. Note 10. Income Taxes"). In addition, the increase was offset by a decrease in income before taxes and an increase in the dividends received deduction.

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

	Year Ended December 31,		$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Revenues:
Net investment income	$1,348.8	$1,420.9	$(72.1)	(5.1)%
Fee income	648.8	614.0	34.8	5.7%
Premiums	36.0	33.9	2.1	6.2%
Broker-dealer commission revenue	225.5	218.3	7.2	3.3%
Net realized capital gains (losses):
Total other-than-temporary impairments	(14.1)	(116.8)	102.7	87.9%
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(3.2)	(9.5)	6.3	66.3%
Net other-than-temporary impairments recognized in earnings	(10.9)	(107.3)	96.4	89.8%
Other net realized capital gains (losses)	70.2	(108.5)	178.7	NM
Total net realized capital gains (losses)	59.3	(215.8)	275.1	NM
Other revenue	—	14.5	(14.5)	(100.0)%
Total revenues	2,318.4	2,085.8	232.6	11.2%
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	746.7	763.4	(16.7)	(2.2)%
Operating expenses	696.5	692.0	4.5	0.7%
Broker-dealer commission expense	225.5	218.3	7.2	3.3%
Net amortization of deferred policy acquisition costs and value of business acquired	131.1	94.2	36.9	39.2%
Interest expense	2.0	2.6	(0.6)	(23.1)%
Total benefits and expenses	1,801.8	1,770.5	31.3	1.8%
Income (loss) before income taxes	516.6	315.3	201.3	63.8%
Income tax expense (benefit)	191.2	(5.0)	196.2	NM
Net income (loss)	$325.4	$320.3	$5.1	1.6%
NM - Not Meaningful.

Revenues

Total revenues increased $232.6 for the year ended December 31, 2012 primarily impacted by higher Total net realized capital gains (losses) and higher Fee income, partially offset by lower Net investment income.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, Other ABS, and traditional Mortgage-backed securities ("MBS").

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31,
	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$19,944.4	79.3%	$20,690.8	79.4%
Fixed maturities, at fair value using the fair value option	621.3	2.5%	544.7	2.1%
Equity securities, available-for-sale	134.9	0.5%	142.8	0.5%
Short-term investments(1)	15.0	0.1%	679.8	2.6%
Mortgage loans on real estate	3,396.1	13.5%	2,872.7	11.0%
Policy loans	242.0	1.0%	240.9	0.9%
Limited partnerships/corporations	180.9	0.7%	179.6	0.7%
Derivatives	464.4	1.8%	512.7	2.0%
Securities pledged(2)	140.1	0.6%	219.7	0.8%
Total investments	$25,139.1	100.0%	$26,083.7	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See "Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources" for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	December 31, 2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$636.5	3.2%	$670.1	3.2%
U.S. Government agencies and authorities	237.1	1.2%	242.1	1.2%
State, municipalities and political subdivisions	77.2	0.4%	83.0	0.4%
U.S. corporate securities	10,326.0	52.0%	10,668.2	51.6%
Foreign securities(1)	5,572.5	28.1%	5,770.6	27.9%
Residential mortgage-backed securities	1,916.3	9.7%	2,099.7	10.1%
Commercial mortgage-backed securities	624.5	3.1%	691.7	3.3%
Other asset-backed securities	465.8	2.3%	480.4	2.3%
Total fixed maturities, including securities pledged	$19,855.9	100.0%	$20,705.8	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2012
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,011.5	5.3%	$1,146.6	5.3%
U.S. Government agencies and authorities	379.4	2.0%	397.0	1.9%
State, municipalities and political subdivisions	77.2	0.4%	93.1	0.4%
U.S. corporate securities	9,438.0	49.1%	10,574.3	49.3%
Foreign securities(1)	5,009.7	26.0%	5,552.0	25.9%
Residential mortgage-backed securities	2,070.4	10.8%	2,357.5	11.0%
Commercial mortgage-backed securities	748.7	3.9%	839.1	3.9%
Other asset-backed securities	475.7	2.5%	495.6	2.3%
Total fixed maturities, including securities pledged	$19,210.6	100.0%	$21,455.2	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2013, the average duration of our fixed maturities portfolio, including securities pledged, was between 6 and 7 years.

Fixed Maturities Credit Quality - Ratings

The Securities Valuation Office ("SVO") of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called "NAIC designations." An internally developed rating is used as permitted by the NAIC if no rating is available. These designations are generally similar to the credit quality designations of the NAIC acceptable rating organizations ("ARO") for marketable fixed maturity securities, called rating agency designations except for certain structured securities as described below. NAIC designations of "1," highest quality and "2," high quality, include fixed maturity securities generally considered investment grade by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade by such rating organizations.

The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans reported within ABS and for CMBS. The NAIC's objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by us that reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2013 and 2012, the average quality rating of our fixed maturities portfolio was A- and A, respectively. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received, then the middle rating is applied;

•	when two ratings are received, then the lower rating is applied;

•	when a single rating is received, then the ARO rating is applied; and

•	when ratings are unavailable, then an internal rating is applied.

Total fixed maturities by NAIC designation category, including securities pledged, were as follows as of the dates indicated:

	December 31, 2013
NAIC Designation	Amortized Cost	% of Total		Fair Value	% of Total
1	$10,097.2	50.8%		$10,494.4	50.6%
2	8,870.4	44.7%		9,247.5	44.7%
3	749.1	3.8%		785.2	3.8%
4	96.8	0.5%		105.2	0.5%
5	3.1	—%	*	10.7	0.1%
6	39.3	0.2%		62.8	0.3%
Total	$19,855.9	100.0%		$20,705.8	100.0%
*Less than 0.1%
	December 31, 2012
NAIC Designation	Amortized Cost	% of Total		Fair Value	% of Total
1	$9,717.0	50.6%		$10,801.8	50.3%
2	8,489.2	44.2%		9,539.0	44.5%
3	737.7	3.8%		797.0	3.7%
4	181.0	0.9%		189.8	0.9%
5	37.2	0.2%		49.3	0.2%
6	48.5	0.3%		78.3	0.4%
Total	$19,210.6	100.0%		$21,455.2	100.0%

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of the dates indicated:

	December 31, 2013
ARO Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$3,424.3	17.2%	$3,610.8	17.4%
AA	1,016.9	5.1%	1,041.0	5.0%
A	5,488.3	27.6%	5,622.0	27.2%
BBB	8,792.2	44.4%	9,165.6	44.3%
BB	737.6	3.7%	779.9	3.8%
B and below	396.6	2.0%	486.5	2.3%
Total	$19,855.9	100.0%	$20,705.8	100.0%

	December 31, 2012
ARO Ratings	Amortized Cost	% of Total	Fair Value	% of Total
AAA	$4,031.2	21.0%	$4,461.4	20.8%
AA	871.5	4.5%	972.4	4.5%
A	4,765.7	24.8%	5,286.5	24.6%
BBB	8,329.5	43.4%	9,369.3	43.7%
BB	734.1	3.8%	798.0	3.7%
B and below	478.6	2.5%	567.6	2.7%
Total	$19,210.6	100.0%	$21,455.2	100.0%

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $315.8 from $53.0 to $368.8 as of December 31, 2013. The increase in gross unrealized losses was primarily due to increasing interest rates. Gross unrealized losses on fixed maturities, including securities pledged, decreased $100.4 from $153.4 to $53.0 as of December 31, 2012. The decrease in gross unrealized losses was primarily due to improving market conditions within Other ABS and CMBS in addition to declining yields and tightening credit spreads.

As of December 31, 2013 and 2012, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0. See "Item 8. Note 2. Investments" for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multiyear correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the US economy and, more specifically, the housing market. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" section above. As of December 31, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $58.1, $56.1 and $2.5, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $61.2, $65.4 and $6.2, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
December 31, 2013
	1	74.0%	AAA	0.1%	2007	6.5%
	2	18.7%	AA	2.1%	2006	7.8%
	3	5.9%	A	11.9%	2005 and prior	85.7%
	4	—%	BBB	20.7%		100.0%
	5	1.1%	BB and below	65.2%
	6	0.3%		100.0%
		100.0%
December 31, 2012
	1	67.8%	AAA	3.2%	2007	8.0%
	2	3.2%	AA	—%	2006	6.0%
	3	19.6%	A	16.2%	2005 and prior	86.0%
	4	8.7%	BBB	21.5%		100.0%
	5	0.5%	BB and below	59.1%
	6	0.2%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $87.3, $70.1 and $2.5, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $106.0, $89.5 and $9.5, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
December 31, 2013
	1	65.4%	AAA	0.1%	2007	14.6%
	2	22.9%	AA	—%	2006	30.0%
	3	6.1%	A	2.7%	2005 and prior	55.4%
	4	5.6%	BBB	3.4%		100.0%
	5	—%	BB and below	93.8%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	33.4%	AAA	0.2%	2007	13.8%
	2	12.4%	AA	1.4%	2006	29.3%
	3	21.0%	A	3.4%	2005 and prior	56.9%
	4	30.3%	BBB	5.6%		100.0%
	5	2.3%	BB and below	89.4%
	6	0.6%		100.0%
		100.0%

The positive fundamental collateral performance experienced in 2013, driven by the strong ongoing housing recovery, has led to favorable ratings migrations from December 31, 2012 to December 31, 2013.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and, for most of 2013, the percentage of delinquent loans has declined.  Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics differ by dimensions such as geographic location and property type.  These improvements have been helped by some of the same macro-economic factors that are discussed in regards to our subprime and alt-a mortgage exposure.  In addition, a robust environment for property refinancing has been supportive of improving credit performance metrics.  The new issue market for CMBS has been a primary contributor to the refinance environment.  It has continued its recovery from the credit crisis with higher total new issuances in 2013, the fifth straight year of higher new issuances. Total new issuance volume in 2013 was at its highest level since 2007.

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

The following tables summarize our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
December 31, 2013
	1	99.3%	AAA	49.5%	2013	8.3%
	2	—%	AA	14.3%	2012	—%
	3	0.1%	A	7.6%	2011	—%
	4	0.6%	BBB	7.0%	2010	—%
	5	—%	BB and below	21.6%	2009	—%
	6	—%		100.0%	2008	—%
		100.0%			2007 and prior	91.7%
						100.0%
December 31, 2012
	1	99.9%	AAA	54.1%	2012	—%
	2	—%	AA	17.1%	2011	—%
	3	0.1%	A	8.4%	2010	—%
	4	—%	BBB	5.3%	2009	—%
	5	—%	BB and below	15.1%	2008	—%
	6	—%		100.0%	2007	28.7%
		100.0%			2006 and prior	71.3%
						100.0%

As of December 31, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $423.4, $410.9 and $0.9, respectively. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $435.6, $411.7 and $0.6, respectively.

As of December 31, 2013, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLO") and automobile receivables, comprising 47.1%, 3.3% and 32.7%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLO and automobile receivables, comprising 47.0%, 5.6% and 26.9%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
December 31, 2013
	1	99.4%	AAA	91.1%	2013	15.4%
	2	0.5%	AA	2.3%	2012	12.3%
	3	0.1%	A	6.0%	2011	12.1%
	4	—%	BBB	0.5%	2010	4.5%
	5	—%	BB and below	0.1%	2009	0.3%
	6	—%		100.0%	2008	11.4%
		100.0%			2007 and prior	44.0%
						100.0%
December 31, 2012
	1	98.3%	AAA	88.4%	2012	21.4%
	2	1.6%	AA	1.9%	2011	12.2%
	3	0.1%	A	8.0%	2010	5.7%
	4	—%	BBB	1.6%	2009	0.3%
	5	—%	BB and below	0.1%	2008	9.5%
	6	—%		100.0%	2007	22.9%
		100.0%			2006 and prior	28.0%
						100.0%

Troubled Debt Restructuring

Although our portfolio of commercial mortgage loans and private placements is high quality, a small number of these contracts have been granted modifications, certain of which are considered to be troubled debt restructurings. As of December 31, 2013, there were 20 troubled debt restructurings in the commercial loan portfolio with a carrying value of $37.5, representing 1.0% of our total commercial mortgage loan portfolio. Twenty of the commercial loan troubled debt restructurings consist of a portfolio of cross-defaulted, cross-collateralized individual loans owned by the same sponsor and are comprised of industrial properties. See "Item 8. Note 2. Investments" for further information on troubled debt restructuring.
As of December 31, 2013 and 2012, we did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be OTTI (i.e., when it is probable that we will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

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

As of December 31, 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times, and a weighted average LTV ratio of 59.8%. See "Item 8. Note 2. Investments" for further information on mortgage loans on real estate.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See "Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies" for a policy used to evaluate whether the investments are other-than-temporarily impaired.

During the year ended December 31, 2013,we recorded $4.8 of credit related OTTI of which the primary contributor being $1.5 of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. See "Item 8. Note 2. Investments" for further information on OTTI.

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

European Exposures

We closely monitor our exposures to European sovereign debt in general, with a primary focus on the sovereign debt of Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe"), as these countries have applied for support from the European Financial Stability Facility or received support from the European Central Bank via government bond purchases in the secondary market.

The financial turmoil in Europe continues to be a potential threat to global capital markets and remains a challenge to global financial stability. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains. Despite signs of continued improvement in the region, it is our view that the risk among European sovereigns and financial institutions still warrants scrutiny, in addition to our customary surveillance and risk monitoring, given how highly correlated these sectors of the region have become.

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

As of December 31, 2013, we had $292.0 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We did not have any fixed maturity and equity securities exposure to European sovereigns or financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $107.6, Italy of $114.9 and Spain of $69.5. We did not have any exposure to Greece or Portugal. As of December 31, 2013, we did not have any derivative assets within the financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2,882.5 of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2013, our sovereign exposure was $147.0, which consists of fixed maturity and equity securities. We also had $440.7 in net exposure to non-peripheral financial institutions with a concentration in the France of $59.3, The Netherlands of $55.6, Switzerland of $59.9 and United Kingdom of $207.1. The balance of $2,294.8 was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to The Netherlands of $425.1 and the United Kingdom of $1,152.6, we had significant non-peripheral European total country exposures to Belgium of $184.0, France of $212.9, Germany of $223.1 and Switzerland of $274.2. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of December 31, 2013.

	Fixed Maturity and Equity Securities						Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin and Collateral	Total, (Fair Value)	Net Non-U.S. Funded(1)
Ireland	—	—	107.0	107.0	101.8	—	—	—	0.6	—	0.6	107.6
Italy	—	—	114.9	114.9	109.7	—	—	—	—	—	—	114.9
Spain	—	—	69.5	69.5	66.9	—	—	—	—	—	—	69.5
Total Peripheral Europe	$—	$—	$291.4	$291.4	$278.4	$—	$—	$—	$0.6	$—	$0.6	$292.0

Belgium	36.1	—	147.9	184.0	157.6	—	—	—	—	—	—	184.0
France	—	49.2	153.6	202.8	191.0	—	—	31.5	—	21.4	10.1	212.9
Germany	—	35.8	187.3	223.1	206.9	—	—	—	—	—	—	223.1
Netherlands	—	55.6	369.5	425.1	406.3	—	—	—	—	—	—	425.1
Switzerland	—	49.6	213.7	263.3	243.8	—	—	10.3	0.6	—	10.9	274.2
United Kingdom	—	147.6	945.5	1,093.1	1,064.8	—	—	117.4	—	57.9	59.5	1,152.6
Other non-peripheral(2)	110.9	23.0	276.7	410.6	398.3	—	—	—	—	—	—	410.6
Total Non-Peripheral Europe	147.0	360.8	2,294.2	2,802.0	2,668.7	—	—	159.2	0.6	79.3	80.5	2,882.5
Total	$147.0	$360.8	$2,585.6	$3,093.4	$2,947.1	$—	$—	$159.2	$1.2	$79.3	$81.1	$3,174.5
(1) Represents: (i) Fixed maturity and equity securities at fair value; and (ii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Bulgaria, Croatia, Czech Republic, Denmark, Finland, Hungary, Iceland, Kazakhstan, Latvia, Lithuania, Luxembourg, Norway, Russian Federation, Slovakia, Slovenia, Sweden and Turkey.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with ING U.S., Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC's statutory admitted assets as of the preceding December 31. As of December 31, 2013 and 2012, we did not have any outstanding receivable with ING U.S., Inc. under the reciprocal loan agreement. During the second quarter of 2012, ING U.S., Inc. repaid the then outstanding receivable due under the reciprocal loan agreement from the proceeds of its $5.0 billion Senior Unsecured Credit Facility which was entered into on April 20, 2012. We and ING U.S., Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or ING U.S., Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 55.7% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2013, ILIAC had securities lending collateral assets of $96.5, which represents approximately 0.1% of our general account statutory admitted assets.

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

The DECD Loan provided for loan forgiveness during the first five years of the term at varying amounts up to $5.0 if ILIAC and its affiliates met certain employment thresholds during that period. On December 1, 2008, the DECD determined that we had met the employment thresholds for loan forgiveness and, accordingly, forgave $5.0 of the DECD Loan to ILIAC in accordance with the terms of the DECD Loan. The DECD Loan provides additional loan forgiveness at varying amounts up to $4.9 if ILIAC and its ING affiliates meet certain employment thresholds at the Windsor Property during years five through ten of the loan. ILIAC's obligations under the DECD Loan are secured by an unlimited recourse guaranty from its affiliate, ING North America Insurance Corporation. In November 2012, ILIAC provided a letter of credit to the DECD in the amount of $10.6 as security for its repayment obligations with respect to the loan.

At December 31, 2013 and 2012, the amount of the loan outstanding was $4.9, which was reflected in Long-term debt on the Consolidated Balance Sheets.

Capital Contributions and Dividends

During the year ended December 31, 2013, following receipt of required approval from the Connecticut Insurance Department and consummation of the IPO of ING U.S., Inc., ILIAC paid an extraordinary dividend of $174.0 to its Parent. In addition, on December 9, 2013, ILIAC paid an ordinary dividend of $90.0 to its Parent. During the year ended December 31, 2012, ILIAC paid an extraordinary distribution of $340.0 to its Parent. During the year ended December 31, 2011, ILIAC did not pay a dividend on its common stock or distribution of capital to its Parent. On December 16, 2013, October 15, 2012 and December 22, 2011, IFA paid a $60.0, $90.0 and $65.0 dividend, respectively, to ILIAC, its parent. During the year ended December 31, 2013, DSL did not pay any dividend to ILIAC. On December 21, 2012, DSL paid a $15.0 dividend to ILIAC, its parent. During the year ended December 31, 2011, DSL did not pay any dividend to ILIAC.

During the years ended December 31, 2013 and 2012, ILIAC did not receive any capital contributions from its Parent. During the year ended December 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent.

Back-up Facility

On January 26, 2009, ING, for itself and on behalf of certain subsidiaries, including us, reached an agreement with the Dutch State on an Illiquid Asset Back-up Facility (the "Alt-A Back-up Facility") regarding Alt-A RMBS owned by certain subsidiaries of ING U.S., Inc., including us. Pursuant to this transaction, we transferred all risks and rewards on 80% of a $1.1 billion par Alt-A RMBS portfolio to ING Support Holding B.V. ("ING Support Holding"), a wholly owned subsidiary of ING Group by means of the granting of a participation interest to ING Support Holding. ING and ING Support Holding entered into a back-to-back arrangement with the Dutch State on this 80%. As a result of this transaction, we retained 20% of the exposure for any results on the $1.1 billion Alt-A RMBS portfolio.

The purchase price for the participation payable by the Dutch State was set at 90% of the par value of the 80% interest in the securities as of that date. This purchase price was payable in installments, was recognized as a loan granted to the Dutch State with a value of $794.4, and was recorded as Loan-Dutch State Obligation on the Consolidated Balance Sheets (the "Dutch State Obligation"). Under the transaction, other fees were payable by both us and the Dutch State.

On November 13, 2012, ING, all participating ING U.S., Inc. subsidiaries, including us, ING Support Holding and ING Bank N.V. ("ING Bank") entered into restructuring arrangements with the Dutch State, which closed the following day (the "Termination Agreement"). Pursuant to the restructuring transaction, we sold the Dutch State Obligation to ING Support Holding at fair value and transferred legal title to 80% of the securities subject to the Alt-A Back-up Facility to ING Bank. The restructuring resulted in an immaterial pre-tax loss. Following the restructuring transaction, we continued to own 20% of the Alt-A RMBS and had the right to sell these securities, subject to a right of first refusal granted to ING Bank. Effective March 14, 2014, the right of first refusal granted to ING Bank was terminated and we may freely dispose of these securities.

Collateral

Under the terms of our Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2013, we held $127.4 and $1.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2012, we held $167.0 of net cash collateral related to OTC derivative contracts. In addition, as of December 31, 2013 and 2012, we delivered securities as collateral of $42.5 and $39.5, respectively.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contract owners who bear the investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contract owners. The assets of each account are legally segregated and are not subject to claims that arise out of any of our other business or our affiliates.

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant (who bears the investment risk subject, in limited cases, to certain minimum guaranteed rates) under a contract, in shares of mutual funds that are managed by our affiliates, or in other selected mutual funds not managed by our affiliates.

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

Company	A.M. Best	Fitch	Moody's	S&P
ING Life Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)

Rating Agency	Financial Strength Rating Scale
A.M. Best(1)	"A++" to "S"
Fitch(2)	"AAA" to "C"
Moody's(3)	"Aaa" to "C"
S&P(4)	"AAA" to "R"
(1) A.M. Best's financial strength rating is an independent opinion of an insurer's financial strength and ability to meet its ongoing insurance policy and contract obligations. It is based on a comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile.
(2) Fitch's financial strength ratings provide an assessment of the financial strength of an insurance organization. The IFS Rating is assigned to the insurance company's policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as guaranteed investment contracts.
(3) Moody's financial strength ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody's appends numerical modifiers 1, 2, and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Moody's short-term credit ratings are opinions of the ability of issuers to honor short-term financial obligations.
(4) S&P's insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. A "+" or "-" indicates relative strength within a category. An S&P credit rating is an assessment of default risk, but may incorporate an assessment of relative seniority or ultimate recovery in the event of default. Short-term credit ratings reflect the obliger's creditworthiness over a short-term time horizon.

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

Ratings actions affirmation and outlook changes by S&P, Moody's, Fitch and A.M. Best from December 31, 2012 through March 27, 2014, are as follows:

•	On March 14, 2014, S&P affirmed the A- insurer financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

•	On March 6, 2014, Fitch affirmed the A- insurer financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

•	On July 8, 2013, Fitch affirmed the A- insurer financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us.

•	On June 14, 2013, A.M. Best affirmed the A financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us.

•	On May 14, 2013, S&P affirmed the A- financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us under its revised insurance criteria.

•	On May 14, 2013, Moody's affirmed the A3 insurance financial strength ratings of ING U.S., Inc.'s operating subsidiaries, including us.

•	On May 6, 2013, following the announcement by ING U.S., Inc. that it completed the recent IPO, Moody's commented that the completion of the IPO is credit positive for ING U.S., Inc.

•	On May 2, 2013, S&P said that ING U.S., Inc.'s announcement that it priced its IPO will not affect the ratings or outlook on ING U.S., Inc. or any of its rated insurance subsidiaries, including us.

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

Effective January 1, 2014, ILIAC entered into a coinsurance agreement with Langhorne I, LLC, a newly formed affiliated captive reinsurance company to manage reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee business. This agreement is accounted for under the deposit method.

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

In addition, we have entered a reinsurance agreement, accounted for under the deposit method, that contains an embedded derivative, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivative is included in Other liabilities on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivative are recorded in Interest credited and other benefit to contract owners/policyholders in the Consolidated Statements of Operations.

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

As of December 31, 2013 and 2012, we had off-balance sheet commitments to purchase investments equal to their fair value of $466.8 and $314.9, respectively.

As of December 31, 2013, we had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$466.8	$466.8	$—	$—	$—
Reserves for insurance obligations(2)(5)	35,589.3	2,634.9	4,504.9	4,581.9	23,867.6
Retirement and other plans(3)	94.2	13.4	19.7	17.7	43.4
Long-term debt obligation(4)	5.9	—	—	0.6	5.3
Securities lending and repurchase agreements	102.7	102.7	—	—	—
Total	$36,258.9	$3,217.8	$4,524.6	$4,600.2	$23,916.3
(1) Purchase obligations consist primarily of outstanding commitments under limited partnerships that may occur any time within the terms of the partnership. The exact timing of funding these commitments, however, cannot be estimated. Therefore, the total amount of the commitments is included in the category "Less than 1 Year."
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing DAC. All estimated cash payments are undiscounted for the time value of money.
(3) Includes estimated benefit payments under our non-qualified pension plans and estimated payments of deferred compensation based on participant elections and an average retirement age.
(4) The estimated payments due by period from long-term debt reflects the contractual maturities of principal, as disclosed in "Item 8. Note 12. Financing Agreements," as well as estimated future interest payments.
(5) Contractual obligations related to certain closed blocks, with Reserves in the amount of $2.0 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by the Company. Although we are not relieved of our legal liability to the contract holder for these closed blocks, third party collateral of $2.3 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.

Repurchase Agreements

We engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. We enter into dollar rolls by selling existing MBS and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, we borrow cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledge collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to us and we, in turn, repay the loan amount along with the additional agreed upon interest. We require that at all times during the term of the dollar rolls and repurchase agreements that cash or other collateral types obtained is sufficient to allow us to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in Short-term investments, with the offsetting obligation to repay the loan included as an Other liability on the Consolidated Balance Sheets.

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Consolidated Balance Sheets. As of December 31, 2013 and 2012, we did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract.  Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments.  We believe the counterparties to the dollar rolls and repurchase agreements are financially responsible and that the counterparty risk is minimal.

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to us. Collateral retained by the agent is invested in liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of December 31, 2013 and 2012, the fair value of loaned securities was $97.6 and $180.2, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2013 and 2012, collateral retained by the lending agent and invested in liquid assets on our behalf was $102.7 and $186.1, respectively, and is recorded in Short-term investments under securities loan agreement, including collateral delivered, on the Consolidated Balance Sheets. As of December 31, 2013 and 2012, liabilities to return collateral of $102.7 and $186.1, respectively, are included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets.

Statutory Capital and Risk-Based Capital

The Connecticut Insurance Department (the "Department") recognizes only statutory accounting practices prescribed or permitted by the State of Connecticut for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under the Connecticut Insurance Law. The NAIC Accounting Practices and Procedures Manual has been adopted as a component of prescribed or permitted practices by the State of Connecticut.

We are subject to minimum risk-based capital ("RBC") requirements established by the Department. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. We exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

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

Effective January 1, 2012, we adopted statutory basis of accounting SSAP No. 101, Income Taxes ("SSAP 101"), a replacement of SSAP No. 10R and SSAP No. 10. SSAP 101 provides revised statutory accounting principles for current and deferred federal income taxes. There is a three part admissibility test for calculating admitted deferred tax assets. The first part of the admissibility test requires a reversal period that corresponds to the tax loss carryback provisions of the Internal Revenue Code (not to exceed three years). The second part of the admissibility test establishes reversal periods and surplus limitation parameters (one year and 10 percent or three years and 15 percent) based upon RBC levels. The third part of the admissibility test adds a requirement that the reporting entity offset gross deferred tax assets against deferred tax liabilities (considering the reversal patterns of temporary differences). Adopting this change in accounting principle at January 1, 2012 had no effect on our 2012 statutory-based financial statements of statutory-based total assets and statutory-based capital and surplus.

The sensitivity of our statutory reserves and surplus established for variable annuity contracts and certain minimum interest rate guarantees to changes in the interest rates, credit spreads and equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account values, the level of guaranteed amounts and product design. Should statutory reserves increase for the reasons described in the "Other Minimum Guarantees" above, this could result in future reductions in our surplus, which may also impact RBC. Adverse changes in interest rates and the continued widening of credit spreads may result in an increase in the reserves for product guarantees which adversely impact statutory surplus. Future declines in interest rates and widening of credit spreads could cause future reductions in our surplus, which may also impact RBC.

The Department recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed by the Department. Statutory capital and surplus of ILIAC was $2.0 billion and $1.9 billion as of December 31, 2013 and 2012, respectively.

RBC is also affected by the product mix of the in force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). RBC is an important factor in the determination of our credit and financial strength ratings.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see "Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies."

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see "Item 8. Note 13. Commitments and Contingencies."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
(Dollar amounts in millions, unless otherwise stated)

Market risk is the risk that our consolidated financial position and results of operations will be affected by fluctuations in the value of financial instruments. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. The main market risks we are exposed to include credit risk, interest rate risk and equity market price risk. We do not have material market risk exposure to "trading" activities in our Consolidated Financial Statements.

Risk Management

As a financial services company offering retirement products and services, taking measured risks is part of our business. As part of our effort to ensure measured risk taking, we have integrated risk management in our daily business activities and strategic planning.

We place a high priority on risk management and risk control. We have comprehensive risk management and control procedures in place, which are integrated with our affiliates. We have established an integrated risk management function together with our affiliates with responsibility for the formulation of our risk appetite, strategies, policies and limits. The risk management function is also responsible for monitoring our overall market risk exposures and provides review, oversight and support functions on risk-related issues.

Our risk appetite is aligned with how our business is managed and anticipates future regulatory developments. In particular, our risk appetite is aligned with regulatory capital requirements as well as metrics that are aligned with various ratings agency models.

Our risk governance and control systems enable us to identify, control, monitor and aggregate risks and provide assurance that risks are being measured, monitored and reported adequately and effectively. To promote measured risk taking, we have integrated risk management with our business activities and strategic planning. Management has the primary responsibility for the day-to-day management of risk within the business. In addition, the risk management function is responsible for risk management related to our business. The internal audit function provides an ongoing, independent and objective assessment of the effectiveness of internal controls.

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•	At-risk limits on sensitivities of regulatory capital to the capital markets;

•	Duration and convexity mismatch limits;

•	Credit risk concentration limits, and

•	Investment and derivative guidelines.

We are also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:

•	the timing and amount of redemptions and prepayments in our asset portfolio;

•	our derivative portfolio;

•	death benefits and other claims payable under the terms of our insurance products;

•	lapses and surrenders in our insurance products;

•	minimum interest guarantees in our insurance products; and

•	book value guarantees in our insurance products.

We evaluate any shortfalls that our cash flow testing reveals and if needed increase statutory reserves or adjust portfolio management strategies.

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices, or other prices of securities or commodities. Derivatives include swaps, futures, options and forward contracts. Under U.S. insurance statutes, we may use derivatives to hedge market values or cash flows of assets or liabilities; to replicate cash market instruments; and for certain limited income generating activities. We are generally prohibited from using derivatives for speculative purposes. References below to hedging and hedge programs refer to our process of reducing exposure to various risks. This does not mean that the process necessarily results in hedge accounting treatment for the respective derivative instruments. To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item and meet other specific requirements. Effectiveness of the hedge is assessed at inception and throughout the life of the hedging relationship. Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. The ineffective portion of a hedging relationship subject to hedge accounting is recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations.

Market Risk Related to Interest Rates

We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from our holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums, fixed annuity and guaranteed investment contract deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. In a rising interest rate environment, we are exposed to the risk of financial disintermediation through a potential increase in the level of book value surrenders on certain stable value contracts.

We use product design, pricing and asset/liability management ("ALM") strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See "Risk Factors-Risks Related to Our Business-General - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment" included in the Registration Statement.

Derivatives strategies include the following:

•
Minimum Interest Rate Guarantees. For certain liability contracts, we provide the contract holder a guaranteed minimum interest rate. These contracts include certain fixed annuities. We purchase interest rate floors, swaps and swaptions to reduce risk associated with these liability guarantees.

•
Book Value Guarantees in Stable Value Contracts. For certain stable value contracts, the contract holder and participants may surrender the contract for the account value even if the market value of the asset portfolio is in an unrealized loss position. We purchase derivatives including interest rate caps, swaps and swaptions to reduce the risk associated with this type of guarantee.

•
Other Market Value and Cash Flow Hedges. We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with our CMO-B portfolio.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2013. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2013
			Hypothetical Change in Fair Value(2)
	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$20,705.8	$(1,343.5)	$1,394.1
Mortgage loans on real estate	—	3,403.9	(161.0)	164.3
Derivatives:
Interest rate swaps, caps, forwards	22,206.0	242.2	(1.9)	73.9
Notes receivable from affiliates		186.4	(20.5)	24.1
Financial liabilities with interest rate risk:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(3)	—	24,379.6	(1,564.1)	1,979.4
Supplementary contracts, immediate annuities and other	—	727.1	(50.8)	59.4
Embedded derivatives on reinsurance	—	(54.0)	(62.1)	71.1
Guaranteed benefit derivatives(3):
FIA	—	23.1	(1.4)	1.5
Stabilizer and MCGs	—	—	2.0	55.0

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

Market Risk Related to Equity Market Prices

Our variable products, FIA products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products include variable annuity contracts and variable life insurance.

Hedging of Fixed Indexed Annuity ("FIA") Benefits

We mitigate FIA market risk exposures through a combination of capital market hedging, product design and capital management. For the FIA book of business, these risks stem from the minimum guaranteed contract value offered and the additional interest credits (Equity Participation or Interest Rate Participation) based on exposure to various stock market indices. The minimum guarantees, interest rate and equity market exposures, are strongly dependent on capital markets and, to a lesser degree, policyholder behavior.

We mitigate this exposure by purchasing exchange traded equity index futures contracts.

The hedge program is limited to the current policy term of the liabilities, based on current participation rates. Future returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

While the FIA hedge program does not explicitly hedge statutory or U.S. GAAP income volatility, the FIA hedge program tends to mitigate the statutory and U.S. GAAP reserve changes associated with movements in the equity market. This is because a key component in the calculation of statutory and U.S. GAAP reserves is the market valuation of the current term embedded derivative. The risk management of the current term embedded derivative is the goal of the FIA hedging program. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch because the hedges that are put in place are only intended to cover exposures expected to remain until the end of an indexing term (e.g. account value decrements during an indexing term associated with expected lapses and mortality are not hedged).

Futures contracts are also used to hedge against an increase in certain equity indices. An increase in certain equity indices may result in increased payments to contract holders of fixed indexed annuity contracts. The futures contracts offset this increased expense.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table presents the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2013. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2013
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$134.9	$6.2	$(6.2)
Limited partnerships/corporations	—	180.9	10.8	(10.9)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	23.1	0.5	(1.4)
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity and equity portfolio totaled $20.8 billion and $21.6 billion as of December 31, 2013 and 2012, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

We manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and prudently limiting allocations to lower quality, higher risk investments. In addition, we diversify our exposure by issuer and country, using rating based issuer and country limits. We also set investment constraints that limit our exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, we have portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis. Limit violations are reported to senior management and we are actively involved in decisions around curing such limit violations.

We also have credit risk related to the ability of our derivatives and reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. In order to minimize the risk of credit loss on such contracts, we diversify our exposures among several counterparties and limit the amount of exposure to each based on credit rating. For most counterparties, including the largest reinsurance counterparties, we have collateral agreements in place that would substantially limit our credit losses in case of a counterparty default. We also generally limit our selection of counterparties that we do new transactions with to those with an "A" credit rating or above. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. For derivatives counterparty risk exposures (which includes reverse repurchase and securities lending transactions), we measure and monitor our risks on a market value basis daily.

We use credit derivatives to reduce our exposure to credit-related events as well as taking credit risks. For every internal portfolio, the net notional amount of credit risk taken using credit derivatives is limited to the amount of U.S. Treasury security investments in the same portfolio. We also place a limit on the amount of earnings volatility that these instruments can cause.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
ING Life Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of ING Life Insurance and Annuity Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ING Life Insurance and Annuity Company and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 27, 2014

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Balance Sheets
December 31, 2013 and 2012
(In millions, except per share data)

	December 31,
	2013	2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $19,096.7 at 2013 and $18,458.7 at 2012)	$19,944.4	$20,690.8
Fixed maturities, at fair value using the fair value option	621.3	544.7
Equity securities, available-for-sale, at fair value (cost of $119.4 at 2013 and $129.3 at 2012)	134.9	142.8
Short-term investments	15.0	679.8
Mortgage loans on real estate, net of valuation allowance of $1.2 at 2013 and $1.3 at 2012	3,396.1	2,872.7
Policy loans	242.0	240.9
Limited partnerships/corporations	180.9	179.6
Derivatives	464.4	512.7
Securities pledged (amortized cost of $137.9 at 2013 and $207.2 at 2012)	140.1	219.7
Total investments	25,139.1	26,083.7
Cash and cash equivalents	378.9	363.4
Short-term investments under securities loan agreement, including collateral delivered	135.8	186.1
Accrued investment income	285.0	273.0
Receivable for securities sold	5.5	3.9
Reinsurance recoverable	2,016.6	2,153.7
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,189.7	695.0
Notes receivable from affiliate	175.0	175.0
Due from affiliates	62.9	99.8
Property and equipment	78.4	81.8
Other assets	108.5	101.1
Assets held in separate accounts	60,104.9	53,655.3
Total assets	$89,680.3	$83,871.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Balance Sheets
December 31, 2013 and 2012)
(In millions, except per share data)

	December 31,
	2013	2012
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$24,589.6	$24,191.2
Payable for securities purchased	13.7	—
Payables under securities loan agreement, including collateral held	264.4	353.2
Long-term debt	4.9	4.9
Due to affiliates	121.6	95.1
Derivatives	216.6	346.8
Current income tax payable to Parent	74.1	32.1
Deferred income taxes	190.1	507.1
Other liabilities	347.0	424.7
Liabilities related to separate accounts	60,104.9	53,655.3
Total liabilities	85,926.9	79,610.4

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 par value per share)	2.8	2.8
Additional paid-in capital	3,953.3	4,217.2
Accumulated other comprehensive income (loss)	495.4	1,023.0
Retained earnings (deficit)	(698.1)	(981.6)
Total shareholder's equity	3,753.4	4,261.4
Total liabilities and shareholder's equity	$89,680.3	$83,871.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net investment income	$1,367.0	$1,348.8	$1,420.9
Fee income	744.3	648.8	614.0
Premiums	37.3	36.0	33.9
Broker-dealer commission revenue	242.1	225.5	218.3
Net realized capital gains (losses):
Total other-than-temporary impairments	(9.4)	(14.1)	(116.8)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(3.5)	(3.2)	(9.5)
Net other-than-temporary impairments recognized in earnings	(5.9)	(10.9)	(107.3)
Other net realized capital gains (losses)	(136.3)	70.2	(108.5)
Total net realized capital gains (losses)	(142.2)	59.3	(215.8)
Other revenue	(1.8)	—	14.5
Total revenues	2,246.7	2,318.4	2,085.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	747.1	746.7	763.4
Operating expenses	707.7	696.5	692.0
Broker-dealer commission expense	242.1	225.5	218.3
Net amortization of deferred policy acquisition costs and value of business acquired	58.3	131.1	94.2
Interest expense	1.0	2.0	2.6
Total benefits and expenses	1,756.2	1,801.8	1,770.5
Income (loss) before income taxes	490.5	516.6	315.3
Income tax expense (benefit)	207.0	191.2	(5.0)
Net income (loss)	$283.5	$325.4	$320.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$283.5	$325.4	$320.3
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(907.4)	408.7	483.8
Other-than-temporary impairments	2.7	10.6	21.3
Pension and other postretirement benefits liability	(2.2)	(2.2)	7.6
Other comprehensive income (loss), before tax	(906.9)	417.1	512.7
Income tax expense (benefit) related to items of other comprehensive income (loss)	(379.3)	141.6	155.7
Other comprehensive income (loss), after tax	(527.6)	275.5	357.0
Comprehensive income (loss)	$(244.1)	$600.9	$677.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2011	$2.8	$4,326.0	$390.5	$(1,627.3)	$3,092.0
Comprehensive income (loss):
Net income (loss)	—	—	—	320.3	320.3
Other comprehensive income (loss), after tax	—	—	357.0	—	357.0
Total comprehensive income (loss)					677.3
Dividends paid and return of capital distribution	—	—	—	—	—
Contribution of capital	—	201.0	—	—	201.0
Employee related benefits	—	6.0	—	—	6.0
Balance at December 31, 2011	2.8	4,533.0	747.5	(1,307.0)	3,976.3
Comprehensive income (loss):
Net income (loss)	—	—	—	325.4	325.4
Other comprehensive income (loss), after tax	—	—	275.5	—	275.5
Total comprehensive income (loss)					600.9
Dividends paid and return of capital distribution	—	(340.0)	—	—	(340.0)
Contribution of capital	—	—	—	—	—
Employee related benefits	—	24.2	—	—	24.2
Balance at December 31, 2012	2.8	4,217.2	1,023.0	(981.6)	4,261.4
Comprehensive income (loss):
Net income (loss)	—	—	—	283.5	283.5
Other comprehensive income (loss), after tax	—	—	(527.6)	—	(527.6)
Total comprehensive income (loss)					(244.1)
Dividends paid and return of capital distribution	—	(264.0)	—	—	(264.0)
Contribution of capital	—	—	—	—	—
Employee related benefits	—	0.1	—	—	0.1
Balance at December 31, 2013	$2.8	$3,953.3	$495.4	$(698.1)	$3,753.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$283.5	$325.4	$320.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(79.5)	(88.1)	(88.9)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	60.1	133.1	97.7
Net accretion/amortization of discount/premium	24.4	20.7	37.0
Future policy benefits, claims reserves and interest credited	559.9	569.9	639.0
Deferred income tax expense (benefit)	62.3	9.5	(65.3)
Net realized capital (gains) losses	142.2	(59.3)	215.8
Depreciation	3.6	3.5	3.5
Change in:
Accrued investment income	(12.0)	(12.8)	(19.7)
Reinsurance recoverable	137.1	122.6	79.6
Other receivables and asset accruals	(7.3)	(44.8)	(3.5)
Due to/from affiliates	63.4	(77.8)	54.3
Other payables and accruals	(35.7)	125.0	(91.9)
Other, net	(18.5)	60.9	(64.8)
Net cash provided by operating activities	1,183.5	1,087.8	1,113.1
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,618.7	3,868.7	6,468.5
Equity securities, available-for-sale	0.7	2.4	63.1
Mortgage loans on real estate	270.9	492.2	332.8
Limited partnerships/corporations	35.1	339.4	93.0
Acquisition of:
Fixed maturities	(4,368.6)	(5,484.7)	(7,662.0)
Equity securities, available-for-sale	(9.2)	(0.7)	(5.7)
Mortgage loans on real estate	(794.2)	(991.3)	(863.1)
Limited partnerships/corporations	(20.0)	(46.1)	(68.5)
Derivatives, net	(276.6)	(36.4)	(78.6)
Policy loans, net	(1.1)	5.0	7.1
Short-term investments, net	664.9	(463.0)	5.3
Loan-Dutch State obligation, net	—	416.8	122.4
Collateral (delivered) received, net	(38.5)	57.1	105.3
Purchases of fixed assets, net	(0.2)	(0.6)	(0.8)
Net cash used in investing activities	(918.1)	(1,841.2)	(1,481.2)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Financing Activities:
Deposits received for investment contracts	$2,723.4	$2,884.3	$3,115.4
Maturities and withdrawals from investment contracts	(2,709.3)	(2,292.6)	(2,403.6)
Short-term loans to affiliates, net	—	648.0	(343.9)
Short-term repayments of repurchase agreements, net	—	—	(214.7)
Dividends paid and return of capital distribution	(264.0)	(340.0)	—
Capital contribution from parent	—	—	201.0
Net cash (used in) provided by financing activities	(249.9)	899.7	354.2
Net increase (decrease) in cash and cash equivalents	15.5	146.3	(13.9)
Cash and cash equivalents, beginning of year	363.4	217.1	231.0
Cash and cash equivalents, end of year	$378.9	$363.4	$217.1
Supplemental cash flow information:
Income taxes paid, net	$102.6	$170.1	$108.4
Interest paid	—	—	0.3

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

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of ING U.S., Inc., which together with its subsidiaries, including the Company, constituted ING's U.S.-based retirement, investment management and insurance operations. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, ING U.S., Inc. completed its initial public offering of common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect, wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 44,201,773 shares of outstanding common stock of ING U.S., Inc. (collectively, "the IPO"). On September 30, 2013, ING International transferred all of its shares of ING U.S., Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of ING U.S., Inc. in a registered public offering, reducing ING Group's ownership of ING U.S., Inc. to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of ING U.S., Inc. in a registered public offering. On March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and ING U.S., Inc., ING U.S., Inc. acquired 7,255,853 shares of its common stock from ING Group (the "Direct Share Buyback") (the offering and the Direct Share Buyback collectively, the "Transactions"). Upon completion of the Transactions, ING Group's ownership of ING U.S., Inc. was reduced to approximately 43%.

ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "the Parent"), which is a direct, wholly owned subsidiary of ING U.S., Inc.

On April 11, 2013, ING U.S., Inc. announced plans to rebrand as Voya Financial, and in January 2014, ING U.S., Inc. announced additional details regarding the operational and legal work associated with the rebranding. Based on current expectations, ING U.S., Inc. will change its legal name to Voya Financial, Inc. in April 2014; and in May 2014 its Investment Management and Employee Benefits businesses will begin using the Voya Financial brand. In September 2014, ING U.S.’s remaining businesses will begin using the Voya Financial brand and all remaining ING U.S. legal entities that currently have names incorporating the “ING” brand, including the Company, will change their names to reflect the Voya brand. ING U.S., Inc. anticipates that the process of changing all marketing materials, operating materials and legal entity names containing the word “ING” or “Lion” to the new brand name will take approximately 24 months.

The Company offers qualified and nonqualified annuity contracts and funding agreements that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets") and corporate markets. The Company's products are generally distributed through pension professionals, independent agents and brokers, third-party administrators, banks, dedicated career agents and financial planners.

Products offered by the Company include deferred and immediate (i.e., payout) annuity contracts and funding agreements.  Company products also include programs offered to qualified retirement plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers pension and retirement savings plan administrative services.

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

Reserves for future policy benefits, deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA"), valuation of investments and derivatives, impairments, income taxes and contingencies.

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or nonperformance risk, which is the risk the Company will not fulfill its obligation. The estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability ("exit price") in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company utilizes a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, industry-standard, vendor-provided software that models the value based on market observable inputs and other internal modeling techniques based on projected cash flows.

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

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date. Investment gains and losses on sales of securities are generally determined on a first-in-first-out basis.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. Such dividends and interest income are recorded in Net investment income in the Consolidated Statements of Operations.

Included within fixed maturities are loan-backed securities, including residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed securities ("MBS") and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management's knowledge of the current market. For prepayment-sensitive securities such as interest-only and principal-only strips, inverse floaters and credit-sensitive MBS and ABS securities, which represent beneficial interests in securitized financial assets that are not of high credit quality or that have been credit impaired, the effective yield is recalculated on a prospective basis. For all other MBS and ABS, the effective yield is recalculated on a retrospective basis.

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

Mortgage loans are evaluated by the Company's investment professionals, including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company's review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.

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

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests, which consists primarily of private equities and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, generally not to exceed three months. The Company's earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income.

Securities Lending: The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to the Company. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

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

When the Company has determined it has the intent to sell or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations as an other-than-temporary impairment ("OTTI"). If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected ("credit impairment") and the amount related to other factors ("noncredit impairment"). The credit impairment is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss).

The Company uses the following methodology and significant inputs to determine the amount of the OTTI credit loss:

•
When determining collectability and the period over which the value is expected to recover for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company applies the same considerations utilized in its overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from the Company's best estimates of likely scenario-based

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

outcomes, after giving consideration to a variety of variables that includes, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

•
Additional considerations are made when assessing the unique features that apply to certain structured securities such as subprime, Alt-A, non-agency, RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratios; debt service coverage ratios; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company's best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates and the overall macroeconomic conditions.

•
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

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

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

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with changes in estimated fair value recognized immediately in Other net realized capital gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net realized capital gains (losses).

The Company also has investments in certain fixed maturities and has issued certain annuity products that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

In addition, the Company has entered into a reinsurance agreement, accounted for under the deposit method, that contains an embedded derivative, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivative is included in Other liabilities on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivative are recorded in Interest credited and other benefit to contract owners/policyholders in the Consolidated Statements of Operations.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and included in Other assets on the Consolidated Balance Sheets. Expenditures for replacements and major improvements are capitalized; maintenance and repair expenditures are expensed as incurred. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets with the exception of land and artwork, which are not depreciated as follows:

Estimated Useful Lives
Buildings	40 years
Furniture and fixtures	5 years
Leasehold improvements	10 years, or the life of the lease, whichever is shorter
Equipment	3 years

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition and certain costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

Amortization Methodologies
The Company amortizes DAC and VOBA related to fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on the Company's experience and overall capital markets. At each valuation date, estimated gross profits, are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking").

Recoverability testing is performed for current issue year products to determine if gross revenues are sufficient to cover DAC and VOBA estimated benefits and expenses. In subsequent years, the Company performs testing to assess the recoverability of DAC and VOBA balances on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC or VOBA are not deemed recoverable from future gross profits, changes will be applied against DAC or VOBA balances before an additional reserve is established.

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

Several assumptions are considered significant in the estimation of gross profits associated with the Company's variable products. One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company's practice assumes that intermediate-term appreciation in equity markets reverts to the long-term appreciation in equity markets ("reversion to the mean"). The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

Other significant assumptions used in the estimation of gross profits for products with credited rates include interest spreads and credit losses. Estimated gross profits of variable annuity contracts are sensitive to estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates.

Future Policy Benefits and Contract Owner Accounts

Future Policy Benefits
The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations. Reserves also include estimates of unpaid claims, as well as claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The principal assumptions used to establish liabilities for future policy benefits are based on Company experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, inflation, benefit utilization and expenses. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality, and expenses are based on the Company's experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.0% to 8.3%.

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

Contract Owner Account Balances
Contract owner account balances relate to investment-type contracts and certain annuity product guarantees, as follows:

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 8.0% for the years 2013, 2012 and 2011. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

•
For fixed-indexed annuity contracts ("FIAs"), the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value.

Product Guarantees and Additional Reserves
The Company calculates additional reserve liabilities for certain variable annuity guaranteed benefits and variable funding agreements. The Company periodically evaluates its estimates and adjusts the additional liability balance, with a related charge

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations.

GMDB:    Reserves for annuity guaranteed minimum death benefits ("GMDB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor's ("S&P") 500 Index. Reserves for GMDB are recorded in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. Changes in reserves for GMDB are reported in Interest credited and other benefits to contract owner/policyholders in the Consolidated Statements of Operations.

FIA: FIAs contain embedded derivatives that are measured at estimated fair value separately from the host contracts. Such embedded derivatives are recorded in Future policy benefits and contract owner account balances, with changes in estimated fair value, along with attributed fees collected or payments made, are reported in Other net realized capital gains (losses) in the Statements of Operations.

The estimated fair value of the FIA contracts is based on the present value of the excess of interest payments to the contract owners over the growth in the minimum guaranteed contract value. The excess interest payments are determined as the excess of projected index driven benefits over the projected guaranteed benefits. The projection horizon is over the anticipated life of the related contracts, which takes into account best estimate actuarial assumptions, such as partial withdrawals, full surrenders, deaths, annuitizations and maturities.

Stabilizer and MCG: Products with guaranteed credited rates treat the guarantee as an embedded derivative for Stabilizer products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value along with attributed fees collected are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

The FIA and Stabilizer embedded derivative liabilities and the stand-alone derivative for MCG include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of FIA and Stabilizer embedded derivative liabilities and the stand-alone derivative for MCG includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk").

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company reports separately, as assets and liabilities, investments held in the separate accounts and liabilities of separate accounts if:

•	Such separate accounts are legally recognized;

•	Assets supporting the contract liabilities are legally insulated from the Company's general account liabilities;

•	Investments are directed by the contract owner or participant; and

•	All investment performance, net of contract fees and assessments, is passed through to the contract owner.

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

Long-term Debt

Long-term debt carried at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium attributable to issuance. Direct and incremental costs to issue the debt are recorded in Other assets on the Consolidated Balance Sheets and are recognized as a component of Interest expense in the Consolidated Statements of Operations over the life of the debt, using the effective interest method of amortization.

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

Recognition of Insurance Revenue and Related Benefits

Premiums related to payouts contracts with life contingencies are recognized in Premiums in the Consolidated Statements of Operations when due from the contract owner. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded in Interest credited and other benefits to contract owners in the Consolidated Statements of Operations when incurred.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Amounts received as payment for investment-type, fixed annuities, payout contracts without life contingencies and FIA contracts are reported as deposits to contract owner account balances. Revenues from these contracts consist primarily of fees assessed against the contract owner account balance for mortality and policy administration charges and are reported in Fee income. Surrender charges are reported in Other revenue. In addition, the Company earns investment income from the investment of contract deposits in the Company's general account portfolio, which is reported in Net investment income in the Consolidated Statements of Operations. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the expected life of the related contracts in proportion to estimated gross profits in a manner consistent with DAC for these contracts. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration and interest credited to contract owner account balances.

Income Taxes

The Company uses certain assumptions and estimates in determining the income taxes payable or refundable to/from ING U.S., Inc. for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.

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

Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including:

•	The nature and character of the deferred tax assets and liabilities;

•	Taxable income in prior carryback years;

•	Projected future taxable income, exclusive of reversing temporary differences and carryforwards;

•	Projected future reversals of existing temporary differences;

•	The length of time carryforwards can be utilized;

•	Prudent and feasible tax planning strategies the Company would employ to avoid a tax benefit from expiring unused;

•	The nature, frequency and severity of cumulative U.S. GAAP losses in recent years; and

•	Tax rules that would impact the utilization of the deferred tax assets.

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

Certain changes or future events, such as changes in tax legislation, completion of tax audits, planning opportunities and expectations about future outcome could have an impact on the Company's estimates of valuation allowances, deferred taxes, tax provisions and effective tax rates.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Reinsurance

The Company utilizes reinsurance agreements in most aspects of its insurance business to reduce its exposure to large losses. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured.

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. The assumptions used to account for long-duration reinsurance agreements are consistent with those used for the underlying contracts. Ceded future policy benefits and contract owner account balances are reported gross on the Consolidated Balance Sheets.

Long-duration: For reinsurance of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid and benefits received related to the underlying contracts is included in the expected net cost of reinsurance which is recorded as a component of the reinsurance asset or liability. Any difference between actual and expected net cost of reinsurance is recognized in the current period and included as a component of profits used to amortize DAC.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Interest is recorded as Other revenues or Other expenses, as appropriate.

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance. The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company's Consolidated Balance Sheets and are stated net of allowances for uncollectible reinsurance. Amounts currently recoverable and payable under reinsurance agreements are included in Reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement.

Premiums, Fee income and Policyholder benefits are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

The Company utilizes a reinsurance agreement, accounted for under the deposit method, to manage reserve and capital requirements in connection with a portion of its deferred annuities business. The agreement contains and embedded derivative whose carrying value is estimated based on the change in the fair value of the assets supporting the funds withheld under the agreement.

The Company currently has a significant concentration of ceded reinsurance with a subsidiary of Lincoln National Corporation ("Lincoln") arising from the disposition of its individual life insurance business.

Contingencies

A loss contingency is an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or possible claims and assessments. Amounts related to loss contingencies are accrued and recorded in Other liabilities on the Consolidated Balance Sheets if it is probable that a loss has been incurred and the amount can be reasonably estimated, based on the Company's best estimate of the ultimate outcome. If determined to meet the criteria for a reserve, the Company also evaluates whether there are external legal or other costs directly associated with the resolution of the matter and accrues such costs if estimable.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Adoption of New Pronouncements

Financial Instruments

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

The provisions of ASU 2013-10 were adopted by the Company on July 17, 2013 for qualifying new or redesigned hedges entered into on or after that date. The adoption had no effect on the Company's financial condition, results of operations or cash flows.

Deferred Policy Acquisition Costs

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the FASB issued ASU 2010-26, "Financial Services - Insurance (ASC Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts" ("ASU 2010-26"), which clarifies what costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Costs that should be capitalized include (1) incremental direct costs of successful contract acquisition and (2) certain costs related directly to successful acquisition activities (underwriting, policy issuance and processing, medical and inspection and sales force contract selling) performed by the insurer for the contract. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the U.S. GAAP direct-response advertising guidance are met. All other acquisition-related costs should be charged to expense as incurred.

The provisions of ASU 2010-26 were adopted retrospectively by the Company on January 1, 2012. As a result of implementing ASU 2010-26, the Company recognized a cumulative effect of change in accounting principle of $375.9, net of income taxes of $202.4, as a reduction to January 1, 2010 Retained earnings (deficit). In addition, the Company recognized a $13.9 increase to AOCI.

Presentation and Disclosure

Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities" (ASU 2011-11), which requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

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

The provisions of ASU 2013-01 and ASU 2011-11 were adopted retrospectively by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2011-11 and ASU 2013-01 are included in "Note 3. Derivative Financial Instruments."

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

The provisions of ASU 2013-02 were adopted by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2013-02, including comparative period disclosures, are included in "Note 9. Accumulated Other Comprehensive Income (Loss)."

Future Adoption of Accounting Pronouncements

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

The provisions of ASU 2013-04 are effective for years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's year of adoption. The Company does not expect ASU 2013-04 to have an impact on its financial condition, results of operations or cash flows, as the Company does not have any fixed obligations under joint and several liable arrangements as of December 31, 2013.

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

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2013:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$636.5	$36.5	$2.9	$—	$670.1	$—
U.S. Government agencies and authorities	237.1	5.0	—	—	242.1	—
State, municipalities and political subdivisions	77.2	5.9	0.1	—	83.0	—
U.S. corporate securities	10,326.0	581.0	238.8	—	10,668.2	1.9

Foreign securities:(1)
Government	422.9	25.2	16.5	—	431.6	—
Other	5,149.6	272.9	83.5	—	5,339.0	—
Total foreign securities	5,572.5	298.1	100.0	—	5,770.6	—

Residential mortgage-backed securities:
Agency	1,638.2	121.9	17.9	16.9	1,759.1	0.2
Non-Agency	278.1	55.2	4.8	12.1	340.6	15.1
Total Residential mortgage-backed securities	1,916.3	177.1	22.7	29.0	2,099.7	15.3

Commercial mortgage-backed securities	624.5	68.1	0.9	—	691.7	4.4
Other asset-backed securities	465.8	18.0	3.4	—	480.4	3.2
Total fixed maturities, including securities pledged	19,855.9	1,189.7	368.8	29.0	20,705.8	24.8
Less: Securities pledged	137.9	5.9	3.7	—	140.1	—
Total fixed maturities	19,718.0	1,183.8	365.1	29.0	20,565.7	24.8
Equity securities	119.4	15.8	0.3	—	134.9	—
Total fixed maturities and equity securities investments	$19,837.4	$1,199.6	$365.4	$29.0	$20,700.6	$24.8
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
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

Foreign securities:(1)
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
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2013, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$612.5	$629.7
After one year through five years	3,846.6	4,103.6
After five years through ten years	6,488.8	6,646.5
After ten years	5,901.4	6,054.2
Mortgage-backed securities	2,540.8	2,791.4
Other asset-backed securities	465.8	480.4
Fixed maturities, including securities pledged	$19,855.9	$20,705.8

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of December 31, 2013 and 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies with a carrying value in excess of 10% of the Company's consolidated Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2013
Communications	$1,315.9	$81.5	$36.8	$1,360.6
Financial	2,114.7	166.9	20.2	2,261.4
Industrial and other companies	8,878.5	423.5	213.1	9,088.9
Utilities	2,726.5	159.5	42.3	2,843.7
Transportation	440.0	22.5	9.9	452.6
Total	$15,475.6	$853.9	$322.3	$16,007.2

December 31, 2012
Communications	$1,154.1	$161.4	$0.9	$1,314.6
Financial	1,859.3	240.1	10.9	2,088.5
Industrial and other companies	7,883.1	850.9	6.9	8,727.1
Utilities	2,715.4	349.8	7.3	3,057.9
Transportation	396.1	46.5	0.4	442.2
Total	$14,008.0	$1,648.7	$26.4	$15,630.3

Fixed Maturities and Equity Securities

The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the FVO. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

recorded directly in AOCI, and presented net of related changes in DAC, VOBA, and deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Consolidated Balance Sheets.

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2013 and 2012, approximately 50.4% and 41.8%, respectively, of the Company's CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

As of December 31, 2013 and 2012, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2013 and 2012, the fair value of loaned securities was $97.6 and $180.2, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2013 and 2012, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $102.7 and $186.1, respectively, and recorded in Short-term investments under securities loan agreement, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2013 and 2012, liabilities to return collateral of $102.7 and $186.1, respectively, were included in Payables under securities loan agreement, including collateral held, on the Consolidated Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company's financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity's economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $1.0 and $1.3 as of December 31, 2013 and 2012, respectively, is included in Limited partnerships/corporations on the Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in "Note 1. Business, Basis of Presentation and Significant Accounting Policies" and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO for which changes in fair value are reflected in Other net realized gains (losses) in the Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2013:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses

U.S. Treasuries	$124.4	$2.1	$34.2	$0.8	$—	$—	$158.6	$2.9
U.S. corporate, state and municipalities	1,002.8	22.9	2,413.2	183.8	236.9	32.2	3,652.9	238.9
Foreign	448.8	5.7	1,063.9	86.4	76.2	7.9	1,588.9	100.0
Residential mortgage-backed	262.3	2.9	212.9	12.0	105.8	7.8	581.0	22.7
Commercial mortgage-backed	77.9	0.9	—	—	—	—	77.9	0.9
Other asset-backed	38.9	0.2	30.3	0.2	26.0	3.0	95.2	3.4
Total	$1,955.1	$34.7	$3,754.5	$283.2	$444.9	$50.9	$6,154.5	$368.8

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2012:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses

U.S. Treasuries	$300.0	$0.5		$—	$—	$—	$—	$300.0	$0.5
U.S. corporate, state and municipalities	479.8	6.8		22.5	0.9	49.4	3.4	551.7	11.1
Foreign	166.8	4.7		7.8	0.5	87.7	11.2	262.3	16.4
Residential mortgage-backed	68.7	1.6		7.2	0.3	132.4	16.2	208.3	18.1
Commercial mortgage-backed	7.5	0.1		1.6	—	2.5	0.1	11.6	0.2
Other asset-backed	15.6	—	*	—	—	34.2	6.7	49.8	6.7
Total	$1,038.4	$13.7		$39.1	$1.7	$306.2	$37.6	$1,383.7	$53.0
* Less than $0.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 89.7% and 89.1% of the average book value as of December 31, 2013 and 2012, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2013
Six months or less below amortized cost	$2,054.4	$24.1	$45.3	$5.3	322	7
More than six months and twelve months or less below amortized cost	3,991.4	23.5	272.6	5.8	502	3
More than twelve months below amortized cost	420.4	9.5	37.3	2.5	137	8
Total	$6,466.2	$57.1	$355.2	$13.6	961	18

December 31, 2012
Six months or less below amortized cost	$1,110.8	$15.2	$19.3	$3.9	141	10
More than six months and twelve months or less below amortized cost	49.5	1.5	2.6	0.4	31	2
More than twelve months below amortized cost	198.1	61.6	6.2	20.6	99	28
Total	$1,358.4	$78.3	$28.1	$24.9	271	40

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2013
U.S. Treasuries	$161.5	$—	$2.9	$—	4	—
U.S. corporate, state and municipalities	3,869.0	22.8	233.2	5.7	519	2
Foreign	1,665.8	23.1	95.0	5.0	239	5
Residential mortgage-backed	596.9	6.8	21.0	1.7	162	7
Commercial mortgage-backed	78.8	—	0.9	—	12	—
Other asset-backed	94.2	4.4	2.2	1.2	25	4
Total	$6,466.2	$57.1	$355.2	$13.6	961	18

December 31, 2012
U.S. Treasuries	$300.5	$—	$0.5	$—	2	—
U.S. corporate, state and municipalities	558.1	4.7	9.1	2.0	82	2
Foreign	242.7	36.0	5.7	10.7	38	8
Residential mortgage-backed	201.2	25.2	10.2	7.9	124	24
Commercial mortgage-backed	11.8	—	0.2	—	8	—
Other asset-backed	44.1	12.4	2.4	4.3	17	6
Total	$1,358.4	$78.3	$28.1	$24.9	271	40

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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of December 31, 2013, the Company had no new private placement troubled debt restructurings and had 20 new commercial mortgage loan troubled debt restructurings with a pre-modification and post-modification carrying value of $39.4. The 20 commercial mortgage loans comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and December 31, 2013, these loans have repaid $1.9 in principal. As of December 31, 2012, the Company did not have any new private placement or commercial mortgage loan troubled debt restructurings.

As of December 31, 2013 and 2012, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans held for investment, which are reported at amortized cost, less impairment write-downs and allowance for losses. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including a review of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt. The components to evaluate debt service coverage are received and reviewed at least annually to determine the level of risk.
The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31,
	2013	2012
Commercial mortgage loans	$3,397.3	$2,874.0
Collective valuation allowance	(1.2)	(1.3)
Total net commercial mortgage loans	$3,396.1	$2,872.7

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2013, 2012 and 2011.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	December 31,
	2013	2012
Collective valuation allowance for losses, balance at January 1	$1.3	$1.3
Addition to (reduction of) allowance for losses	(0.1)	—
Collective valuation allowance for losses, end of period	$1.2	$1.3

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31,
	2013	2012
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	42.9	5.6
Subtotal	42.9	5.6
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$42.9	$5.6
Unpaid principal balance of impaired loans	$44.4	$7.1

The following table presents information on restructured loans as of the dates indicated:

	December 31,
	2013	2012
Troubled debt restructured loans	$37.5	$—

The Company’s policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.
There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2013 and 2012. There were no loans 90 days or more past due or loans in arrears with respect to principal and interest as of December 31, 2013 and 2012.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Impaired loans, average investment during the period (amortized cost)(1)	$24.2	$5.7	$7.7
Interest income recognized on impaired loans, on an accrual basis(1)	1.4	0.4	0.6
Interest income recognized on impaired loans, on a cash basis(1)	1.4	0.4	0.6
Interest income recognized on troubled debt restructured loans, on an accrual basis	1.0	—	—
(1) Includes amounts for Troubled debt restructured loans

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property's net income to its debt service payments. A DSC ratio of less than 1.0 indicates that property's operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	December 31,
	2013(1)	2012(1)
Loan-to-Value Ratio:
0% - 50%	$495.7	$501.3
50% - 60%	894.5	768.9
60% - 70%	1,879.5	1,491.6
70% - 80%	114.9	96.4
80% and above	12.7	15.8
Total Commercial mortgage loans	$3,397.3	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of the dates indicated:

	December 31,
	2013(1)	2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,388.5	$2,114.4
1.25x - 1.5x	542.4	390.5
1.0x - 1.25x	275.8	293.1
Less than 1.0x	190.5	76.0
Commercial mortgage loans secured by land or construction loans	0.1	—
Total Commercial mortgage loans	$3,397.3	$2,874.0
(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31,
	2013(1)		2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$752.8	22.3%	$564.1	19.6%
South Atlantic	707.8	20.8%	561.0	19.5%
West South Central	467.1	13.7%	460.4	16.0%
Middle Atlantic	411.4	12.1%	332.7	11.6%
East North Central	383.1	11.3%	337.8	11.8%
Mountain	263.9	7.8%	214.5	7.5%
West North Central	224.9	6.6%	205.2	7.1%
New England	116.7	3.4%	119.1	4.1%
East South Central	69.6	2.0%	79.2	2.8%
Total Commercial mortgage loans	$3,397.3	100.0%	$2,874.0	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31,
	2013(1)		2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,082.1	31.9%	$824.0	28.7%
Industrial	972.6	28.6%	1,035.2	36.0%
Office	462.1	13.6%	427.0	14.8%
Apartments	445.2	13.1%	298.7	10.4%
Hotel/Motel	182.8	5.4%	92.1	3.2%
Mixed Use	70.9	2.1%	34.2	1.2%
Other	181.6	5.3%	162.8	5.7%
Total Commercial mortgage loans	$3,397.3	100.0%	$2,874.0	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	December 31,
	2013(1)	2012(1)
Year of Origination:
2013	$785.2	$—
2012	908.1	939.0
2011	792.8	836.9
2010	121.1	124.0
2009	68.4	73.0
2008	89.0	119.0
2007 and prior	632.7	782.1
Total Commercial mortgage loans	$3,397.3	$2,874.0
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$2.9	3	$20.4	17
Foreign(1)	1.8	1	0.8	3	27.8	50
Residential mortgage-backed	3.4	35	6.0	33	8.2	38
Commercial mortgage-backed	0.3	3	—	—	28.2	8
Other asset-backed	0.3	2	1.2	4	22.7	53
Equity securities	0.1	1	—	—	—	—
Total	$5.9	42	$10.9	43	$107.3	166
(1) Primarily U.S. dollar denominated.

The above tables include $4.8, $9.1 and $17.6 related to credit impairments for the years ended December 31, 2013, 2012 and 2011, respectively, in Other-than-temporary impairments, which are recognized in the Consolidated Statements of Operations. The remaining $1.1, $1.8 and $89.7 for the years ended December 31, 2013, 2012 and 2011, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.2	1	$20.4	17
Foreign(1)	—	—	0.8	3	23.7	46
Residential mortgage-backed	0.8	6	0.7	3	1.6	7
Commercial mortgage-backed	0.3	3	—	—	22.9	8
Other asset-backed	—	—	0.1	1	21.1	50
Total	$1.1	9	$1.8	8	$89.7	128
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Balance at January 1	$20.0	$19.4	$50.7
Additional credit impairments:
On securities not previously impaired	1.1	1.5	0.9
On securities previously impaired	1.8	3.7	6.7
Reductions:
Securities intent impaired	—	—	(8.7)
Securities sold, matured, prepaid or paid down	(3.3)	(4.6)	(30.2)
Balance at December 31	$19.6	$20.0	$19.4

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Fixed maturities	$1,199.4	$1,222.5	$1,224.2
Equity securities, available-for-sale	2.8	7.5	13.6
Mortgage loans on real estate	157.1	143.5	118.1
Policy loans	13.1	13.2	13.7
Short-term investments and cash equivalents	0.9	1.4	0.8
Other	42.6	6.8	95.5
Gross investment income	1,415.9	1,394.9	1,465.9
Less: investment expenses	48.9	46.1	45.0
Net investment income	$1,367.0	$1,348.8	$1,420.9

As of December 31, 2013 and 2012, the Company did not have any investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Fixed maturities, available-for-sale, including securities pledged	$0.3	$67.5	$112.6
Fixed maturities, at fair value option	(151.5)	(124.2)	(60.6)
Equity securities, available-for-sale	0.1	(0.2)	7.4
Derivatives	(72.1)	1.3	(64.3)
Embedded derivatives - fixed maturities	(24.7)	(5.5)	4.9
Embedded derivatives - product guarantees	105.5	120.4	(216.1)
Other investments	0.2	—	0.3
Net realized capital gains (losses)	$(142.2)	$59.3	$(215.8)
After-tax net realized capital gains (losses)	$(160.0)	$38.5	$(53.3)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Proceeds on sales	$1,830.0	$2,887.1	$5,596.3
Gross gains	23.8	88.7	249.0
Gross losses	22.1	12.7	33.6

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

Futures: The Company uses futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margin with the exchange on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships.

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into a reinsurance agreement, accounted for under the deposit method, which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in investments, in Future policy benefits and contract owner account balances and Other liabilities, respectively, on the Consolidated Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Interest credited and other policyholder benefit to contract owners/policyholders in the Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31,
	2013				2012
	Notional Amount	Asset Fair Value		Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$763.3	$81.0		$0.2	$1,000.0	$215.4	$—
Foreign exchange contracts	51.2	2.2		0.6	—	—	—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts(2)	21,442.7	367.6		206.2	18,131.1	292.9	328.5
Foreign exchange contracts	145.9	5.5		9.6	161.6	0.4	18.3
Equity contracts	9.1	—	*	—	14.5	0.4	—
Credit contracts	384.0	8.1		—	347.5	3.6	—
Managed custody guarantees	N/A	—		—	N/A	—	—
Embedded derivatives:
Within fixed maturity investments	N/A	29.0		—	N/A	53.7	—
Within annuity products	N/A	—		23.1	N/A	—	122.4
Within reinsurance agreements	N/A	—		(54.0)	N/A	—	—
Total		$493.4		$185.7		$566.4	$469.2
* Less than $0.1

(1)	Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.

(2)
As of December 31, 2013, includes a notional amount, asset fair value and liability fair value for interest rate caps of $11.8 billion, $162.5 and $29.7, respectively. As of December 31, 2012, includes a notional amount, asset fair value and liability fair value for interest rate caps of $4.5 billion, $17.7 and $0.6, respectively.

N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify as part of a hedging relationship as of December 31, 2013 and 2012. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments which do not qualify as effective accounting hedges under ASC Topic 815.

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

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of OTC and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$384.0	$8.1	$—
Equity contracts	—	—	—
Foreign exchange contracts	197.1	7.7	10.2
Interest rate contracts	22,206.0	448.6	206.4
		$464.4	$216.6

Counterparty netting(1)		$(201.3)	$(201.3)
Cash collateral netting(1)		(134.0)	(5.4)
Securities collateral netting(1)		(15.9)	(4.8)
Net receivables/payables		$113.2	$5.1
(1)Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

	December 31, 2012
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$347.5	$3.6	$—
Equity contracts	—	—	—
Foreign exchange contracts	161.6	0.4	18.3
Interest rate contracts	19,131.1	508.3	328.5
		$512.3	$346.8

Counterparty netting(1)		$(291.4)	$(291.4)
Cash collateral netting(1)		(167.1)	—
Securities collateral netting(1)		(3.1)	(35.8)
Net receivables/payables		$50.7	$19.6
(1)Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

Collateral

Under the terms of the Company's Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2013, the Company held $127.4 and $1.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2012, the Company held $167.0 of net cash collateral related to OTC

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

derivative contracts. In addition, as of December 31, 2013 and 2012, the Company delivered securities as collateral of $42.5 and $39.5, respectively.

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.2	$—	$—
Foreign exchange contracts	0.1	—	—
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(92.8)	(18.9)	(58.3)
Foreign exchange contracts	10.0	6.9	(0.7)
Equity contracts	3.4	2.0	(0.5)
Credit contracts	7.0	11.3	(4.8)
Managed custody guarantees	0.2	1.1	1.1
Embedded derivatives:
Within fixed maturity investments(2)	(24.7)	(5.5)	4.9
Within annuity products(2)	105.3	119.3	(217.2)
Within reinsurance agreements(3)	54.0	—	—
Total	$62.7	$116.2	$(275.5)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in the Other net realized capital gains (losses) in the Consolidated Statements of Operations. For the years ended December 31, 2013, 2012 and 2011, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company has ISDA agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2013, the fair value of credit default swaps of $8.1 were included in Derivatives assets and there were no Derivatives liabilities on the Consolidated Balance Sheets. As of December 31, 2012, the fair value of credit default swaps of $3.6 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, on the Consolidated Balance Sheets. As of December 31, 2013 and 2012, the maximum potential future exposure to the Company was $384.0 and $329.0 in credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to the Fair Value Measurements and disclosures of the ASC Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1		Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$618.8		$51.3	$—	$670.1
U.S. Government agencies and authorities	—		237.0	5.1	242.1
U.S. corporate, state and municipalities	—		10,605.9	145.3	10,751.2
Foreign(1)	—		5,727.8	42.8	5,770.6
Residential mortgage-backed securities	—		2,076.0	23.7	2,099.7
Commercial mortgage-backed securities	—		691.7	—	691.7
Other asset-backed securities	—		462.7	17.7	480.4
Total fixed maturities, including securities pledged	618.8		19,852.4	234.6	20,705.8
Equity securities, available-for-sale	99.0		—	35.9	134.9
Derivatives:
Interest rate contracts	—		448.6	—	448.6
Foreign exchange contracts	—		7.7	—	7.7
Equity contracts	—	*	—	—	—	*
Credit contracts	—		8.1	—	8.1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	529.7		—	—	529.7
Assets held in separate accounts	54,715.3		5,376.5	13.1	60,104.9
Total assets	$55,962.8		$25,693.3	$283.6	$81,939.7

Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—		$—	$23.1	$23.1
Stabilizer and MCGs	—		—	—	—
Other derivatives:
Interest rate contracts	—		206.4	—	206.4
Foreign exchange contracts	—		10.2	—	10.2
Embedded derivative on reinsurance	—		(54.0)	—	(54.0)
Total liabilities	$—		$162.6	$23.1	$185.7
* Less than $0.1.
(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

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
(1) Primarily U.S. dollar denominated.

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company's Consolidated Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant's perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes. As of December 31, 2013, $190.5 and $15.9 billion of a total fair value of $20.7 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing. As of December 31, 2012, $175.5 and $16.7 billion of a total fair value of $21.5 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Fair values of privately placed bonds are determined primarily using a matrix-based pricing model and are generally classified as Level 2 assets.  The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security.  Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in its relevant market.  Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

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

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap ("OIS") rates. In June 2012, the Company began using OIS rather than LIBOR for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure.  It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. Valuations for the Company's futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3.  However, all other derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Product guarantees: The Company records an embedded derivative liability for its FIA contracts for interest payments to contract holders above the minimum guaranteed contract value. The guarantee is treated as an embedded derivative and is required to be accounted for separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

The Company records reserves for Stabilizer and MCG contracts containing guaranteed credited rates. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The estimated fair value is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums. At inception of the contract, the Company projects a guaranteed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of risk neutral scenarios and other market implied assumptions. These derivatives are classified as Level 3 liabilities.

The discount rate used to determine the fair value of the embedded derivatives and stand-alone derivative associated with the Company's product guarantees includes an adjustment for nonperformance risk. Through June 30, 2012, the Company's nonperformance risk adjustment was based on the credit default swap spreads of ING Insurance, the Company's indirect parent company, with similar term to maturity and priority of payment. The ING Insurance credit default spread was applied to the risk-free swap curve in the Company's valuation models for these product guarantees. As a result of the availability of ING U.S., Inc.'s market observable data following the issuance of its long-term debt on July 13, 2012, the Company changed its estimate of nonperformance risk to incorporate a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the Company's own credit quality as well as an adjustment to reflect the priority of policyholder claims.

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

Embedded derivative on reinsurance: The carrying value of the embedded derivative is estimated based upon the change in the fair value of the assets supporting the funds withheld under the reinsurance agreement, accounted for under the deposit method. As the fair value of the assets held in trust is based on a quoted market price (Level 1), the fair value of the embedded derivative is based on market observable inputs and is classified as Level 2.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2013 and 2012. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the year ended December 31, 2013:

	Fair Value as of January 1		Total Realized/Unrealized Gains (Losses) Included in:			Purchases		Issuances	Sales		Settlements		Transfers in to Level 3(2)	Transfers out of Level 3(2)		Fair Value as of December 31		Change in Unrealized Gains (Losses) Included in Earnings(3)
			Net Income		OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—		$—		$—	$5.1		$—	$—		$—		$—	$—		$5.1		$—
U.S. corporate, state and municipalities	154.6		(0.3)		0.4	—	*	—	(6.0)		(4.3)		0.9	—		145.3		(0.3)
Foreign	24.6		—	*	1.3	22.2		—	(1.9)		(10.7)		7.3	—	*	42.8		—	*
Residential mortgage-backed securities	9.1		(2.0)		(0.3)	17.5		—	—		—		—	(0.6)		23.7		(2.0)
Other asset-backed securities	33.2		2.3		(0.7)	—		—	(2.8)		(9.9)		—	(4.4)		17.7		0.9
Total fixed maturities, including securities pledged	221.5		—	*	0.7	44.8		—	(10.7)		(24.9)		8.2	(5.0)		234.6		(1.4)

Equity securities, available-for-sale	17.0		(0.3)		1.4	—		—	—	*	—	*	34.5	(16.7)		35.9		—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(102.0)		108.2		—	(6.2)		—	—		—		—	—		—		—
FIA(1)	(20.4)		(2.7)		—	—		—	—		—		—	—		(23.1)		—
Other derivatives, net	—	*	—		—	—		—	—		—		—	—		—	*	—
Assets held in separate accounts(4)	16.3		0.1		—	16.0		—	(11.6)		—		2.2	(9.9)		13.1		—
* Less than $0.1
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
(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Consolidated Statements of Operations.
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the year ended December 31, 2012:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	129.1	(0.3)	(1.4)	0.4	—	—	(7.9)	38.3	(3.6)	154.6	(0.4)
Foreign	51.1	0.9	(4.2)	—	—	(5.7)	(12.5)	20.7	(25.7)	24.6	—
Residential mortgage-backed securities	41.0	0.7	2.7	2.3	—	(6.0)	—	—	(31.6)	9.1	(0.1)
Other asset-backed securities	27.7	1.1	2.5	—	—	—	(1.9)	3.8	—	33.2	0.8
Total fixed maturities, including securities pledged	248.9	2.4	(0.4)	2.7	—	(11.7)	(22.3)	62.8	(60.9)	221.5	0.3

Equity securities, available-for-sale	19.0	(0.2)	(0.2)	0.8	—	(2.4)	—	0.3	(0.3)	17.0	(0.5)
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(221.0)	124.5	—	(5.5)	—	—	—	—	—	(102.0)	—
FIA(1)	(16.3)	(4.1)	—	—	—	—	—	—	—	(20.4)	—
Other derivatives, net	(12.6)	(1.8)	—	—	—	—	14.4	—	—	—	—
Assets held in separate accounts(4)	16.1	0.3	—	16.3	—	(8.3)	—	—	(8.1)	16.3	0.6
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
(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Consolidated Statements of Operations.
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2013 and 2012, the transfers in and out of Level 3 for fixed maturities including securities pledged, equity securities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Nonperformance Risk: For the estimate of the fair value of embedded derivatives associated with the Company's product guarantees, the Company uses a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the credit quality of the Company and the priority of policyholder claims.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2013:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 8.0%
Nonperformance risk	-0.1% to 0.79%		-0.1% to 0.79%
Actuarial Assumptions:
Lapses	0% to 10%	(2)	0% to 55%	(3)
Policyholder Deposits(4)	—		0% to 60%	(3)
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
(3) Stabilizer contracts with recordkeeping agreements have different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	88%	0-30%	0-15%	0-55%	0-15%
Stabilizer with Recordkeeping Agreements	12%	0-55%	0-25%	0-60%	0-30%
Aggregate of all plans	100%	0-55%	0-25%	0-60%	0-30%
(4) Measured as a percentage of assets under management or assets under administration.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	-		0.1% to 7.6%
Nonperformance risk	0.1% to 1.3%		0.1% to 1.3%
Actuarial Assumptions:
Lapses	0% - 10%	(2)	0% to 55%	(3)
Policyholder Deposits(4)	-		0% to 60%	(3)
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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$20,705.8	$20,705.8	$21,455.2	$21,455.2
Equity securities, available-for-sale	134.9	134.9	142.8	142.8
Mortgage loans on real estate	3,396.1	3,403.9	2,872.7	2,946.9
Policy loans	242.0	242.0	240.9	240.9
Limited partnerships/corporations	180.9	180.9	179.6	179.6
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	529.7	529.7	1,229.3	1,229.3
Derivatives	464.4	464.4	512.7	512.7
Notes receivable from affiliates	175.0	186.4	175.0	194.3
Assets held in separate accounts	60,104.9	60,104.9	53,655.3	53,655.3
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	21,010.8	24,379.6	20,263.4	25,156.5
Supplementary contracts, immediate annuities and other	624.3	727.1	680.0	837.3
Derivatives:
Annuity product guarantees:
FIA	23.1	23.1	20.4	20.4
Stabilizer and MCGs	—	—	102.0	102.0
Other derivatives	216.6	216.6	346.8	346.8
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivatives on reinsurance	(54.0)	(54.0)	—	—
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

Limited partnerships/corporations: The fair value for these investments, primarily private equity fund of funds and hedge funds, is based on actual or estimated Net Asset Value ("NAV") information as provided by the investee and is classified as Level 3.

Notes receivable from affiliates: Estimated fair value of the Company's notes receivable from affiliates is determined primarily using a matrix-based pricing. The model considers the current level of risk-free interest rates, credit quality of the issuer and cash flow characteristics of the security model and is classified as Level 2.

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

Long-term debt: Estimated fair value of the Company's notes to affiliates is based upon discounted future cash flows using a discount rate approximating the current market rate, incorporating nonperformance risk and is classified as Level 2.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC and VOBA was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2011	$307.6	$864.2	$1,171.8
Deferrals of commissions and expenses	79.8	8.5	88.3
Amortization:
Amortization	(71.5)	(125.1)	(196.6)
Interest accrued(1)	31.9	70.5	102.4
Net amortization included in the Consolidated Statements of Operations	(39.6)	(54.6)	(94.2)
Change in unrealized capital gains/losses on available-for-sale securities	(12.9)	(224.5)	(237.4)
Balance at December 31, 2011	334.9	593.6	928.5
Deferrals of commissions and expenses	79.1	8.1	87.2
Amortization:
Amortization	(72.1)	(152.6)	(224.7)
Interest accrued(1)	31.1	62.5	93.6
Net amortization included in the Consolidated Statements of Operations	(41.0)	(90.1)	(131.1)
Change in unrealized capital gains/losses on available-for-sale securities	(76.5)	(130.2)	(206.7)
Balance at December 31, 2012	296.5	381.4	677.9
Deferrals of commissions and expenses	71.3	7.2	78.5
Amortization:
Amortization	(69.7)	(83.6)	(153.3)
Interest accrued(1)	34.0	61.0	95.0
Net amortization included in the Consolidated Statements of Operations	(35.7)	(22.6)	(58.3)
Change in unrealized capital gains/losses on available-for-sale securities	144.1	330.6	474.7
Balance at December 31, 2013	$476.2	$696.6	$1,172.8

(1)	Interest accrued at the following rates for VOBA: 1.0% to 7.0% during 2013, 5.0% to 7.0% during 2012 and 5.0% to 7.0% during 2011.

The estimated amount of VOBA amortization expense, net of interest, is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2014	$62.7
2015	52.5
2016	46.8
2017	42.6
2018	40.6

6.    Guaranteed Benefit Features

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

As of December 31, 2013, the account value for the separate account contracts with guaranteed minimum benefits was $38.0 billion. The additional liability recognized related to minimum guarantees was $7.1. As of December 31, 2012, the account value for the separate account contracts with guaranteed minimum benefits was $35.2 billion. The additional liability recognized related to minimum guarantees was $108.1.

The aggregate fair value of fixed income securities and equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2013 and 2012 was $9.2 billion and $9.3 billion, respectively.

7.    Reinsurance

At December 31, 2013, the Company had reinsurance treaties with 6 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts.  As of December 31, 2013, the Company had one outstanding cession and a reinsurance treaty with its affiliate, Security Life of Denver International Limited ("SLDI"), to manage the reserve and capital requirements in connection with a portion of its deferred annuities business. The agreement is accounted for under the deposit method of accounting.

On October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln for $1.0 billion in cash.  Under the agreement, the Lincoln subsidiary contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners.  The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance agreement.

The Company assumed $25.0 of premium revenue from Aetna Life for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $10.1 were maintained for this contract as of December 31, 2013 and 2012.

Reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2013	2012
Claims recoverable from reinsurers	$2,016.7	$2,153.8
Reinsured amounts due to reinsurers	(0.4)	(0.3)
Other	0.3	0.2
Total	$2,016.6	$2,153.7

Premiums were reduced by the following amounts for reinsurance ceded for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Premiums:
Direct premiums	$37.4	$36.2	$34.0
Reinsurance assumed	0.1	—	0.1
Reinsurance ceded	(0.2)	(0.2)	(0.2)
Net premiums	$37.3	$36.0	$33.9

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

8.    Capital Contributions, Dividends and Statutory Information

Connecticut insurance law imposes restrictions on a Connecticut insurance company's ability to pay dividends to its parent. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the Connecticut Insurance Commissioner.

Under Connecticut insurance law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) ten percent (10.0%) of ILIAC's earned statutory surplus at the prior year end or (2) ILIAC's prior year statutory net gain from operations. Connecticut law also prohibits a Connecticut insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2013, following receipt of required approval from the Connecticut Insurance Department (the "Department") and consummation of the IPO of ING U.S., Inc., ILIAC paid an extraordinary dividend of $174.0 to its Parent. In addition, on December 9, 2013, ILIAC paid an ordinary dividend of $90.0 to its Parent. During the year ended December 31, 2012, ILIAC paid an extraordinary distribution of $340.0 to its Parent. During the year ended December 31, 2011, ILIAC did not pay a dividend on its common stock or distribution of capital to its Parent. On December 16, 2013, October 15, 2012 and December 22, 2011, IFA paid a $60.0, $90.0 and $65.0 dividend, respectively, to ILIAC, its parent. During the year ended December 31, 2013, DSL did not pay any dividend to ILIAC. On December 21, 2012, DSL paid a $15.0 dividend to ILIAC, its parent. During the year ended December 31, 2011, DSL did not pay any dividend to ILIAC.

During the years ended December 31, 2013 and 2012, ILIAC did not receive any capital contributions from its Parent. During the year ended December 31, 2011, ILIAC received capital contributions of $201.0 in the aggregate from its Parent.

The Company is subject to minimum risk-based capital ("RBC") requirements established by the Department. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the National Association of Insurance Commissioners ("NAIC"), to authorized control level RBC, as defined by the NAIC. The Company exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

The Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Department. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the Department, the entire amount or a portion of an insurance company's asset balance can be non-admitted depending on specific rules regarding admissibility. The most significant non-admitted assets of the Company are typically deferred tax assets.

Statutory net income (loss) was $175.2, $261.6 and $194.4, for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory capital and surplus was $2.0 billion and $1.9 billion as of December 31, 2013 and 2012, respectively.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated.

	December 31,
	2013	2012	2011
Fixed maturities, net of OTTI	$820.9	$2,190.9	$1,518.7
Equity securities, available-for-sale	15.5	13.5	13.1
Derivatives	133.0	215.2	173.7
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	(335.3)	(810.6)	(603.6)
Premium deficiency reserve adjustment	(82.4)	(152.6)	(64.8)
Unrealized capital gains (losses), before tax	551.7	1,456.4	1,037.1
Deferred income tax asset (liability)	(66.1)	(444.6)	(302.3)
Unrealized capital gains (losses), after tax	485.6	1,011.8	734.8
Pension and other postretirement benefits liability, net of tax	9.8	11.2	12.7
AOCI	$495.4	$1,023.0	$747.5

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	Year Ended December 31, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,372.1)		$542.1	(4)	$(830.0)
Equity securities	2.0		(0.7)		1.3
Other	—		—		—
OTTI	2.7		(0.9)		1.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(0.6)		0.2		(0.4)
DAC/VOBA and Sales inducements	475.3	(1)	(166.4)		308.9
Premium deficiency reserve adjustment	70.2		(24.6)		45.6
Change in unrealized gains/losses on available-for-sale securities	(822.5)		349.7		(472.8)

Derivatives:
Derivatives	(79.5)	(2)	27.9		(51.6)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(2.7)		0.9		(1.8)
Change in unrealized gains/losses on derivatives	(82.2)		28.8		(53.4)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(2.2)	(3)	0.8		(1.4)
Change in pension and other postretirement benefits liability	(2.2)		0.8		(1.4)
Change in Other comprehensive income (loss)	$(906.9)		$379.3		$(527.6)
(1) See "Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired" for additional information.
(2) See "Note 3. Derivative Financial Instruments" for additional information.
(3) See "Note 11. Benefit Plans" for amounts reported in Net Periodic (Benefit) Costs.
(4) Amount includes $67.6 valuation allowance. See "Note 10. Income Taxes" for additional information.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2012
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$727.7		$(250.3)	$477.4
Equity securities	0.4		(0.1)	0.3
Other	—		—	—
OTTI	10.6		(3.7)	6.9
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(66.1)		23.1	(43.0)
DAC/VOBA and Sales inducements	(207.0)	(1)	72.5	(134.5)
Premium deficiency reserve adjustment	(87.8)		30.7	(57.1)
Change in unrealized gains/losses on available-for-sale securities	377.8		(127.8)	250.0

Derivatives:
Derivatives	41.5	(2)	(14.5)	27.0
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	—		—	—
Change in unrealized gains/losses on derivatives	41.5		(14.5)	27.0

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(2.2)	(3)	0.7	(1.5)
Change in pension and other postretirement benefits liability	(2.2)		0.7	(1.5)
Change in Other comprehensive income (loss)	$417.1		$(141.6)	$275.5
(1) See "Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired" for additional information.
(2) See "Note 3. Derivative Financial Instruments" for additional information.
(3) See "Note 11. Benefit Plans" for amounts reported in Net Periodic (Benefit) Costs.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2011
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$677.8		$(213.4)	(4)	$464.4
Equity securities	(7.9)		2.8		(5.1)
Other	(0.1)		—		(0.1)
OTTI	21.3		(7.5)		13.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(114.2)		40.0		(74.2)
DAC/VOBA and Sales inducements	(241.2)	(1)	84.4		(156.8)
Premium deficiency reserve adjustment	(3.8)		1.3		(2.5)
Change in unrealized gains/losses on available-for-sale securities	331.9		(92.4)		239.5

Derivatives:
Derivatives	173.2	(2)	(60.6)		112.6
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	173.2		(60.6)		112.6

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	7.6	(3)	(2.7)		4.9
Change in pension and other postretirement benefits liability	7.6		(2.7)		4.9
Change in Other comprehensive income (loss)	$512.7		$(155.7)		$357.0
(1) See "Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired" for additional information.
(2) See "Note 3. Derivative Financial Instruments" for additional information.
(3) See "Note 11. Benefit Plans" for amounts reported in Net Periodic (Benefit) Costs.
(4) Amount includes $22.0 valuation allowance. See "Note 10. Income Taxes" for additional information.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Current tax expense (benefit):
Federal	$144.6	$200.9	$60.3
Total current tax expense (benefit)	144.6	200.9	60.3
Deferred tax expense (benefit):
Federal	62.4	(9.7)	(65.3)
Total deferred tax expense (benefit)	62.4	(9.7)	(65.3)
Total income tax expense (benefit)	$207.0	$191.2	$(5.0)

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Income (loss) before income taxes	$490.5	$516.6	$315.3
Tax rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	171.7	180.8	110.4
Tax effect of:
Dividends received deduction	(26.6)	(18.6)	(37.0)
Valuation allowance	67.6	—	(87.0)
Audit settlements	(0.3)	(0.3)	3.7
Prior year tax	—	28.1	—
Other	(5.4)	1.2	4.9
Income tax expense (benefit)	$207.0	$191.2	$(5.0)

For 2012, the difference between the income tax provision as computed and the federal statutory rate was primarily due to a decrease in our estimate of certain deferred tax assets. Based on its 2011 tax return as filed, the Company decreased its estimated deferred tax assets by $28.1.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	December 31,
	2013	2012
Deferred tax assets
Insurance reserves	$166.7	$255.4
Investments	231.8	87.5
Postemployment benefits	67.3	50.6
Compensation and benefits	35.8	44.4
Other assets	—	24.5
Total gross assets before valuation allowance	501.6	462.4
Less: Valuation allowance	11.1	11.1
Assets, net of valuation allowance	490.5	451.3

Deferred tax liabilities
Net unrealized investment (gains) losses	(310.5)	(482.4)
Deferred policy acquisition costs	(124.1)	(143.8)
Value of business acquired	(243.8)	(332.2)
Other liabilities	(2.2)	—
Total gross liabilities	(680.6)	(958.4)
Net deferred income tax asset (liability)	$(190.1)	$(507.1)

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2013 and 2012, the Company had valuation allowances of $130.4 and $62.8 respectively, that were allocated to continuing operations, and $(119.3) and $(51.7) as of the end of each period that were allocated to Other comprehensive income. As of December 31, 2013 and 2012, the Company had a full valuation allowance of $11.1 related to foreign tax credits, the benefit of which is uncertain.

For the years ended December 31, 2013 and 2012, there were no total increases (decreases) in the valuation allowance. For the year ended December 31, 2011 there was a (decrease) of $(109.0). In the years ended December 31, 2013, 2012 and 2011, there were increases (decreases) of $67.6, $0.0 and $(87.0), respectively, in the valuation allowance that were allocated to operations. In the years ended December 31, 2013, 2012 and 2011, there were increases (decreases) of $(67.6), $0.0 and $(22.0), respectively, that were allocated to Other comprehensive income.

Tax Sharing Agreement

The Company had a payable to ING U.S., Inc. of $74.1 and $32.1 for federal income taxes as of December 31, 2013 and 2012, respectively, for federal income taxes under the intercompany tax sharing agreement.

The results of the Company's operations are included in the consolidated tax return of ING U.S., Inc. Generally, the Company's consolidated financial statements recognize the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods pursuant to the provisions of Income Taxes (ASC Topic 740) as if the Company were a separate taxpayer rather than a member of ING U.S., Inc.'s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. The Company's tax sharing agreement with ING U.S., Inc. states that for each taxable year prior to January 1, 2013 during which the Company is included in a consolidated federal income tax return with ING U.S., Inc., ING U.S., Inc. will pay to the Company an

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

amount equal to the tax benefit of the Company's net operating loss carryforwards and capital loss carryforwards generated in such year, without regard to whether such net operating loss carryforwards and capital loss carryforwards are actually utilized in the reduction of the consolidated federal income tax liability for any consolidated taxable year.

Effective January 1, 2013, the Company entered into a new tax sharing agreement with ING U.S., Inc. which provides that, for 2013 and subsequent years, ING U.S., Inc. will pay the Company for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits for the periods indicated are as follows:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$—	$—	$23.0
Additions for tax positions related to prior years	—	—	4.5
Reductions for tax positions related to prior years	—	—	(4.5)
Reductions for settlements with taxing authorities	—	—	(23.0)
Balance at end of period	$—	$—	$—

The Company had no unrecognized tax benefits for the years ended December 31, 2013 and 2012.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Current income taxes and Income tax expense on the Consolidated Balance Sheets and the Consolidated Statements of Operations, respectively. The Company had no accrued interest as of December 31, 2013 and 2012.

Tax Regulatory Matters

During the first quarter 2013, the Internal Revenue Service ("IRS") completed its examination of ING U.S., Inc.'s return for tax year 2011. The 2011 audit settlement did not have a material impact on the Company's financial statements. ING U.S., Inc. is currently under audit by the IRS, and it is expected that the examination of tax year 2012 will be finalized within the next twelve months. ING U.S., Inc. and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2012 through 2014.

11.    Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation ("ING North America") sponsors the ING U.S. Retirement Plan (the "Retirement Plan"), effective as of December 31, 2001. Substantially all employees of ING North America and its affiliates (excluding certain employees) are eligible to participate, including the Company's employees other than Company agents.

Beginning January 1, 2012, the Retirement Plan implemented a cash balance pension formula instead of a final average pay ("FAP") formula, allowing all eligible employees to participate in the Retirement Plan. Participants will earn an annual credit equal to 4% of eligible pay. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the IRS in the preceding August of each year. The accrued vested cash balance benefit is portable; participants can take it when they leave the Company's employ. For participants in the Retirement Plan as of December 31, 2013, there will be a two-year transition period from the Retirement Plan's current FAP formula to the cash balance pension formula. Due to ASC Topic 715 requirements, the accounting impact of the change in the Retirement Plan was recognized upon Board approval November 10, 2011. This change had no material impact on the Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). The costs allocated to the Company for its employees' participation in the Retirement Plan were $6.5, $19.1 and $24.6 for the years ended December 31, 2013, 2012 and 2011, respectively and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

ING North America sponsors the ING U.S. Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company's employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria.  The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan ("ESOP") component. The Savings Plan was most recently amended effective January 1, 2011 to permit Roth 401(k) contributions to be made to the Plan. ING North America filed a request for a determination letter on the qualified status of the Plan and received a favorable determination letter dated November 4, 2013. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule, although certain specified participants are subject to a 5-year graded vesting schedule. All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The cost allocated to the Company for the Savings Plan were $10.8, $9.7 and $9.8, for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Non-Qualified Retirement Plans

Effective December 31, 2001, the Company, in conjunction with ING North America, offered certain eligible employees (other than Career Agents) a Supplemental Executive Retirement Plan and an Excess Plan (collectively, the "SERPs"). Benefit accruals under Aetna Financial Services SERPs ceased, effective as of December 31, 2001 and participants begin accruing benefits under ING North America SERPs.  Benefits under the SERPs are determined based on an eligible employee's years of service and average annual compensation for the highest five years during the last ten years of employment.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs and Agents Non-Qualified Plan for the periods presented:

	Year Ended December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation, January 1	$97.2	$98.7
Interest cost	3.8	4.4
Benefits paid	(7.8)	(9.3)
Actuarial (gains) losses on obligation	(9.1)	3.4
Benefit obligation, December 31	$84.1	$97.2

Amounts recognized on the Consolidated Balance Sheets consist of:

	December 31,
	2013	2012
Accrued benefit cost	$(84.1)	$(97.2)
Accumulated other comprehensive income (loss):
Prior service cost (credit)	(6.1)	(7.3)
Net amount recognized	$(90.2)	$(104.5)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2013 and 2012 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2013	2012
Discount rate	4.95%	4.05%
Rate of compensation increase	4.00%	4.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company's pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the Retirement Plan. Based upon all available information, it was determined that 4.95% was the appropriate discount rate as of December 31, 2013, to calculate the Company's accrued benefit liability.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2013	2012	2011
Discount rate	4.05%	4.75%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan were as follows for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Interest cost	$3.8	$4.4	$5.0
Net (gain) loss recognition	(9.1)	3.4	16.0
Amortization of prior service cost (credit)	(1.2)	(1.2)	—
The effect of any curtailment or settlement	—	—	2.2
Net periodic (benefit) cost	$(6.5)	$6.6	$23.2

Cash Flows

In 2014, the employer is expected to contribute $6.1 to the SERPs and Agents Non-Qualified Plan.  Future expected benefit payments related to the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2014 through 2018 and thereafter through 2023, are estimated to be $6.1, $5.3, $5.2, $5.3, $5.5 and $27.8, respectively.

Share Based Compensation Plans

Certain employees of the Company participate in the 2013 Omnibus Employee Incentive Plan ("the Omnibus Plan") sponsored by ING U.S., Inc., with respect to awards granted in 2013. Certain employees also participate in various ING Group share-based compensation plans with respect to awards granted prior to 2013. Upon closing of the IPO, certain awards granted by ING Group that, upon vesting, would have been issuable in the form of American Depository Receipts ("ADRs") of ING Group were converted into performance shares or restricted stock units ("RSUs") under the Omnibus Plan that upon vesting, will be issuable in ING U.S., Inc. common stock.

The Company was allocated compensation expense from ING and ING U.S., Inc. of $17.0, $11.0 and $12.6 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company recognized tax benefits of $6.0, $3.9 and $4.4 in 2013, 2012 and 2011, respectively.

In addition, the Company, in conjunction with ING North America, sponsors the following benefit plans:

•
The ING U.S. 401(k) Plan for ILIAC Agents, which allows participants to defer a specified percentage of eligible compensation on a pre-tax basis. Effective January 1, 2006, the Company match equals 60% of a participant's pre-tax deferral contribution, with a maximum of 6% of the participant's eligible pay. A request for a determination letter on the qualified status of the ING U.S. 401(k) Plan for ILIAC Agents was filed with the IRS on January 1, 2008. A favorable determination letter was received dated January 5, 2011.

•
The Producers' Incentive Savings Plan, which allows participants to defer up to a specified portion of their eligible compensation on a pre-tax basis. The Company matches such pre-tax contributions at specified amounts.

•	The Producers' Deferred Compensation Plan, which allows participants to defer up to a specified portion of their eligible compensation on a pre-tax basis.

•
Certain health care and life insurance benefits for retired employees and their eligible dependents. The postretirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium. Beginning August 1, 2009, the Company moved from self-insuring these costs and began to use a private-fee-for-service Medicare Advantage program for post-Medicare eligible retired participants. In addition, effective October 1, 2009, the Company no longer subsidizes medical premium costs for early retirees. This change does not impact any participant currently retired and receiving coverage under the plan or any employee who is eligible for coverage under the plan and whose employment ended before October 1, 2009. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•	The ING U.S. Supplemental Executive Retirement Plan, which is a non-qualified defined benefit restoration pension plan.

•	The ING U.S. Deferred Compensation Savings Plan, which is a non-qualified deferred compensation plan that includes a 401(k) excess component.

The benefit charges allocated to the Company related to these plans for the years ended December 31, 2013, 2012 and 2011, were $11.3, $11.9 and $9.9, respectively.

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

The DECD Loan provided for loan forgiveness during the first five years of the term at varying amounts up to $5.0 if ILIAC and its affiliates met certain employment thresholds at the Windsor Property during that period. On December 1, 2008, the DECD determined that the Company had met the employment thresholds for loan forgiveness and, accordingly, forgave $5.0 of the DECD Loan to ILIAC in accordance with the terms of the DECD Loan. The DECD Loan provides additional loan forgiveness at varying amounts up to $4.9 if ILIAC and its ING affiliates meet certain employment thresholds at the Windsor Property during years five through ten of the loan. ILIAC's obligations under the DECD Loan are secured by an unlimited recourse guaranty from its affiliate, ING North America Insurance Corporation. In November 2012, ILIAC provided a letter of credit to the DECD in the amount of $10.6 as security for its repayment obligations with respect to the loan.

At December 31, 2013 and 2012, the amount of the loan outstanding was $4.9, which was reflected in Long-term debt on the Consolidated Balance Sheets.

13.    Commitments and Contingencies

Leases

All of the Company's expenses for leased and subleased office properties are paid for by an affiliate and allocated back to the Company, as all remaining operating leases were executed by ING North America Insurance Corporation as of December 31, 2008, which resulted in the Company no longer being party to any operating leases. For the years ended December 31, 2013, 2012 and 2011, rent expense for leases was $4.0, $4.9 and $5.0, respectively.

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

As of December 31, 2013 and 2012, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $466.8 and $314.9, respectively.

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

	December 31,
	2013	2012
Other fixed maturities-state deposits	$13.1	$13.4
Securities pledged(1)	140.1	219.7
Total restricted assets	$153.2	$233.1
(1) Includes the fair value of loaned securities of $97.6 and $180.2 as of December 31, 2013 and 2012, respectively, which is included in Securities pledged on the Consolidated Balance Sheets. In addition, as of December 31, 2013 and 2012, the Company delivered securities as collateral of $42.5 and $39.5, respectively, which was included in Securities pledged on the Consolidated Balance Sheets.

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

As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters. Regulatory investigations, exams, inquiries and audits could result in regulatory action against the Company. The potential outcome of such action is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. They may also result in fines and penalties and changes to the Company's procedures for the identification and escheatment of abandoned property or the correction of processing errors and other financial liability.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of December 31, 2013, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters, as of such date, to be up to approximately $30.0.

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

14.    Related Party Transactions

Operating Agreements

ILIAC has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•
Investment Advisory agreement with ING Investment Management LLC ("IIM"), an affiliate, in which IIM provides asset management, administrative and accounting services for ILIAC's general account. ILIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2013, 2012 and 2011, expenses were incurred in the amounts of $27.7, $27.0 and $22.8, respectively.

•
Services agreement with ING North America for administrative, management, financial and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2013, 2012 and 2011, expenses were incurred in the amounts of $187.1, $183.5 and $180.6, respectively.

•
Services agreement between ILIAC and its U.S. insurance company affiliates for administrative, management, financial and information technology services, dated January 1, 2001 and amended effective January 1, 2002 and December 31, 2007. For the years ended December 31, 2013, 2012 and 2011, net expenses related to the agreement were incurred in the amount of $22.6, $30.8 and $29.8, respectively.

•
Service agreement with ING Institutional Plan Services, LLC ("IIPS") effective November 30, 2008 pursuant to which IIPS provides recordkeeper services to certain benefit plan clients of ILIAC. For the years ended December 31, 2013, 2012 and 2011, ILIAC's net earnings related to the agreement were in the amount of $8.2, $7.1 and $8.4, respectively.

•
Intercompany agreement with IIM pursuant to which IIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues IIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2013, 2012 and 2011, revenue under the IIM intercompany agreement was $30.5, $26.2 and $24.7, respectively.

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

DSL has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

•
Underwriting and distribution agreements with ING USA Annuity and Life Insurance Company ("ING USA") and ReliaStar Life Insurance Company of New York ("RLNY"), affiliated companies as well as ILIAC, whereby DSL serves as the principal underwriter for variable insurance products and provides wholesale distribution services for mutual fund custodial products. In addition, DSL is authorized to enter into agreements with broker-dealers to distribute the variable

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

insurance products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2013, 2012 and 2011, commissions were collected in the amount of $242.1, $225.5 and $218.3, respectively. Such commissions are, in turn, paid to broker-dealers.

•
Intercompany agreements with each of ING USA, ILIAC, IIPS, ReliaStar Life Insurance Company and Security Life of Denver Insurance Company (individually, the "Contracting Party") pursuant to which DSL agreed, effective January 1, 2010, to pay the Contracting Party, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are either investment option under certain variable insurance products of the Contracting Party or are purchased for certain customers of the Contacting Party. For the years ended December 31, 2013, 2012 and 2011, expenses were incurred under these intercompany agreements in the aggregate amount of $230.5, $212.3 and $207.9, respectively.

•
Service agreement with RLNY whereby DSL receives managerial and supervisory services and incurs a fee. For the years ended December 31, 2013, 2012 and 2011, expenses were incurred under this service agreement in the amount of $3.4, $3.2 and $3.2, respectively.

•
Administrative and advisory services agreements with ING Investment LLC and IIM, affiliated companies, in which DSL receives certain services for a fee. The fee for these services is calculated as a percentage of average assets of ING Investors Trust ("ITT). For the years ended December 31, 2013, 2012 and 2011, expenses were incurred in the amounts of $34.0, $27.0 and $23.3, respectively.

Reinsurance Agreement

Effective January 1, 2014, ILIAC entered into a coinsurance agreement with Langhorne I, LLC, a newly formed affiliated captive reinsurance company to manage reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee business.

Effective, December 31, 2012, the Company entered into an automatic reinsurance agreement with its affiliate, SLDI to manage the reserve and capital requirements in connection with a portion of its deferred annuities business. Under the terms of the agreement, the Company will reinsure to SLDI, on an indemnity reinsurance basis, a quota share of its liabilities on the certain contracts. The quota share percentage with respect to the contracts that are delivered or issued for delivery in the State of New York will be 90% and the quota share percentage with respect to the contracts that are delivered or issued for delivery outside of the State of New York will be 100%. This agreement is accounted for under the deposit method of accounting and had an immaterial impact to the Consolidated Balance Sheets.

Investment Advisory and Other Fees

Effective January 1, 2007, ILIAC's investment advisory agreement to serve as investment advisor to certain variable funds offered in Company products (collectively, the "Company Funds"), was assigned to DSL. ILIAC is also compensated by the separate accounts for bearing mortality and expense risks pertaining to variable life and annuity contracts. Under the insurance and annuity contracts, the separate accounts pay ILIAC daily fees that, on an annual basis are, depending on the product, up to 3.4% of their average daily net assets. The total amount of compensation and fees received by the Company from the Company Funds and separate accounts totaled $152.4, $135.0 and $103.2 (excludes fees paid to ING Investment Management Co.) in 2013, 2012 and 2011, respectively.

DSL has been retained by IIT, an affiliate, pursuant to a management agreement to provide advisory, management, administrative and other services to IIT. Under the management agreement, DSL provides or arranges for the provision of all services necessary for the ordinary operations of IIT. DSL earns a monthly fee based on a percentage of average daily net assets of IIT. DSL has entered into an administrative services subcontract with ING Fund Services, LLC, an affiliate, pursuant to which ING Fund Services, LLC, provides certain management, administrative and other services to IIT and is compensated a portion of the fees received by DSL under the management agreement. In addition to being the investment advisor of the Trust, DSL is the investment advisor of ING Partners, Inc. (the "Fund"), an affiliate. DSL and the Fund have an investment advisory agreement, whereby DSL has overall responsibility to provide portfolio management services for the Fund. The Fund pays DSL a monthly fee which is based on a percentage of average daily net assets. For the years ended December 31, 2013, 2012 and 2011, revenue received by DSL under these agreements (exclusive of fees paid to affiliates) was $418.2, $370.6 and $323.2, respectively. At December 31, 2013 and 2012, DSL had $36.5 and $25.6, respectively, receivable from IIT under the management agreement.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with ING U.S., Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and based upon its renewal on April 1, 2011 expires on April 1, 2016, either party can borrow from the other up to 3% of the Company's statutory admitted assets as of the preceding December 31. During the years ended December 31, 2013, 2012 and 2011, interest on any Company borrowing was charged at the rate of ING U.S., Inc.'s cost of funds for the interest period, plus 0.15%.  During the years ended December 31, 2013, 2012 and 2011, interest on any ING U.S., Inc. borrowing was charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Effective January 2014, interest on any borrowing by either the Company or ING U.S., Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

Under this agreement, the Company did not incur any interest expense for the years ended December 31, 2013, 2012 and 2011. The Company earned interest income of $0.0, $0.5 and $1.3 for the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, on the Consolidated Statements of Operations.  As of December 31, 2013 and 2012, the Company did not have any outstanding receivable with ING U.S., Inc. under the reciprocal loan agreement.

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

Note with Affiliate

On December 29, 2004, ING USA issued a surplus note in the principal amount of $175.0 (the "Note") scheduled to mature on December 29, 2034, to ILIAC. The Note bears interest at a rate of 6.26% per year. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income was $11.1 for the years ended December 31, 2013, 2012 and 2011.

Back-up Facility

On January 26, 2009, ING, for itself and on behalf of certain subsidiaries, including the Company, reached an agreement with the Dutch State on an Illiquid Asset Back-up Facility (the "Alt-A Back-up Facility") regarding Alt-A RMBS owned by certain subsidiaries of ING U.S., Inc., including the Company. Pursuant to this transaction, the Company transferred all risks and rewards on 80% of a $1.1 billion par Alt-A RMBS portfolio to ING Support Holding B.V. ("ING Support Holding"), a wholly owned subsidiary of ING Group by means of the granting of a participation interest to ING Support Holding. ING and ING Support Holding entered into a back-to-back arrangement with the Dutch State on this 80%. As a result of this transaction, the Company retained 20% of the exposure for any results on the $1.1 billion Alt-A RMBS portfolio.
The purchase price for the participation payable by the Dutch State was set at 90% of the par value of the 80% interest in the securities as of that date. This purchase price was payable in installments, was recognized as a loan granted to the Dutch State with a value of $794.4, and was recorded as Loan-Dutch State Obligation on the Consolidated Balance Sheets (the "Dutch State Obligation"). Under the transaction, other fees were payable by both the Company and the Dutch State.
On November 13, 2012, ING, all participating ING U.S., Inc. subsidiaries, including the Company, ING Support Holding and ING Bank N.V. ("ING Bank") entered into restructuring arrangements with the Dutch State, which closed the following day (the "Termination Agreement"). Pursuant to the restructuring transaction, the Company sold the Dutch State Obligation to ING Support Holding at fair value and transferred legal title to 80% of the securities subject to the Alt-A Back-up Facility to ING Bank. The restructuring resulted in an immaterial pre-tax loss. Following the restructuring transaction, the Company continued to own 20% of the Alt-A RMBS and had the right to sell these securities, subject to a right of first refusal granted to ING Bank. Effective March 14, 2014, the right of first refusal granted to ING Bank was terminated and the Company may freely dispose of these securities.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Schedule I

Summary of Investments – Other than Investments in Affiliates
As of December 31, 2013
(In millions)

Type of Investments	Cost	Value	Amount Shown on Consolidated Balance Sheets
Fixed maturities
U.S. Treasuries	$636.5	$670.1	$670.1
U.S. Government agencies and authorities	237.1	242.1	242.1
State, municipalities and political subdivisions	77.2	83.0	83.0
U.S. corporate securities	10,326.0	10,668.2	10,668.2
Foreign securities(1)	5,572.5	5,770.6	5,770.6
Residential mortgage-backed securities	1,916.3	2,099.7	2,099.7
Commercial mortgage-backed securities	624.5	691.7	691.7
Other asset-backed securities	465.8	480.4	480.4
Total fixed maturities, including securities pledged to creditors	$19,855.9	$20,705.8	$20,705.8

Equity securities, available-for-sale	$119.4	$134.9	$134.9

Mortgage loans on real estate	$3,396.1	$3,403.9	$3,396.1
Policy loans	242.0	242.0	242.0
Short-term investments	15.0	15.0	15.0
Limited partnerships/corporations	180.9	180.9	180.9
Derivatives	169.8	464.4	464.4
Total investments	$23,979.1	$25,146.9	$25,139.1
(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. Substantially all of the Company's foreign securities are denominated in U.S. dollars.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2013, 2012 and 2011
(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
Year Ended December 31, 2013
Life insurance in force	$13,738.1	$14,120.4	$382.3	$—	NM*
Premiums:
Accident and health insurance	0.2	0.2	—	—
Annuities	37.2	—	0.1	37.3
Total premiums	$37.4	$0.2	$0.1	$37.3

Year Ended December 31, 2012
Life insurance in force	$14,684.5	$15,109.5	$425.0	$—	NM*
Premiums:
Accident and health insurance	0.2	0.2	—	—
Annuities	36.0	—	—	36.0
Total premiums	$36.2	$0.2	$—	$36.0

Year Ended December 31, 2011
Life insurance in force	$15,765.3	$16,247.8	$482.5	$—	NM*
Premiums:
Accident and health insurance	0.2	0.2	—	—
Annuities	33.8	—	0.1	33.9
Total premiums	$34.0	$0.2	$0.1	$33.9
* Not meaningful.

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

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company has taken and will continue to undertake appropriate corrective action to address identified control issues.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the internal controls over financial reporting of the Company that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

Neither ING U.S., Inc. nor any of its subsidiaries, including the Company have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2013. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of ING U.S., Inc. and the Company and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, including the Company, or involve the management of ING U.S., Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the year ended December 31, 2013, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the year ended December 31, 2013, ING Bank had gross revenues of approximately $13.5 million related to these activities, which was principally related to legacy loan repayment. ING Bank estimates that it had net profit of approximately $448.7 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

a.	Code of Ethics for Financial Professionals
The Company has approved and adopted a Code of Ethics for Financial Professionals (which was filed as Exhibit 14 to the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2004, File No. 033-23376), pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002.  Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

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

Item 13.        Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.        Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2013 and 2012, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for ING, including ING Life Insurance and Annuity Company ("ILIAC").  ING subsidiaries, including ILIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary.  Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
	2013		2012
Audit fees	$3.1		$3.2
Audit-related fees	0.4		1.0
Tax fees	—	*	—	*
	$3.5		$4.2
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

Tax Fees

There were minimal tax fees allocated to ILIAC in 2013 and 2012. Tax fees allocated to ILIAC were primarily for tax compliance and accounting for income taxes. These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were no or minimal fees allocated to ILIAC in 2013 and 2012 under the category "All other fees." Other fees allocated to ILIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

Pre-approval Policies and Procedures

ILIAC is subject to the pre-approval policies and procedures of ING U.S., Inc. Audit, audit-related and non-audit services provided to the Company by the independent registered public accountants of ING U.S., Inc. (the "External Auditor") are included in the total annual budgeted amounts for ING U.S., Inc. and pre-approved by the audit committee of ING U.S., Inc. (the "ING U.S. audit committee"). Pursuant to the pre-approval policies and procedures of ING U.S., Inc., the ING U.S. audit committee is required to pre-approve all services provided by the External Auditor to ING U.S., Inc. and its subsidiaries, including the Company. The pre-approval policies and procedures of ING U.S., Inc. distinguish five types of services: (1) audit services, (2) audit-related services, (3) tax services, (4) other services that are not audit, audit-related, tax, or prohibited services and (5) prohibited services (as described in the Sarbanes-Oxley Act of 2002).

The pre-approval procedures of ING U.S., Inc. consist of a general pre-approval procedure and a specific pre-approval procedure.

General Pre-approval Procedure

The ING U.S. audit committee pre-approves audit, audit-related, tax and other services to be provided by the External Auditor to ING U.S., Inc. and its subsidiaries on an annual basis, and sets the maximum annual amount for such pre-approved services. Throughout the year, the ING U.S. audit committee receives from the External Auditor an overview of all services provided, including related fees and supported by sufficiently detailed information. The ING U.S. audit committee evaluates this overview quarterly. Additionally, the ING U.S., Inc. Corporate Controller monitors the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedure of ING U.S., Inc., each proposed External Auditor engagement by ING U.S., Inc. or one of its subsidiaries that is expected to generate fees in excess of the pre-approved amounts, must be approved by the ING U.S. audit committee after recommendation of ING U.S. management on a case-by-case basis.

In addition, as long as ING has control or significant influence over ILIAC, ILIAC will be subject to the specific and general pre-approval procedures and requirements of the ING audit committee.

In 2013, 100% of each of the audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committees of ING U.S., Inc. and ING. In 2012 (prior to the initial public offering of ING U.S., Inc.), only the ING pre-approval policies and procedures were in effect, and 100% of each of the audit-related services, tax services and all other services provided to the Company were pre-approved by the ING audit committee.

Item 15.        Exhibits, Consolidated Financial Statement Schedules

a.	The following documents are filed as part of this report:

1.	Financial statements. See Item 8. on page 82.

2.	Financial statement schedules. See Index of Item 8. on page 82.

3.	Exhibits. See Exhibit Index on page 161.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2014	ING Life Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	Mark B. Kaye
Mark B. Kaye Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 20, 2014.

	Signatures	Title

/s/	Rodney O. Martin, Jr.	Chairman and Director
Rodney O. Martin, Jr.

/s/	Mary E. Beams	Director and President
Mary E. Beams

/s/	Alain M. Karaoglan	Director
Alain M. Karaoglan

/s/	Chetlur S. Ragavan	Director
Chetlur S. Ragavan

/s/	Michael S. Smith	Director
Michael S. Smith

/s/	Ewout L. Steenbergen	Director
Ewout L. Steenbergen

/s/	Steven T. Pierson	Senior Vice President and
	Steven T. Pierson	Chief Accounting Officer

/s/	Mark B. Kaye	Senior Vice President and
	Mark B. Kaye	Chief Financial Officer

ING LIFE INSURANCE AND ANNUITY COMPANY ("ILIAC")
Form 10-K for Fiscal Year Ended December 31, 2013

Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).
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

4.3	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.
4.4	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.
4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.
4.6	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.
4.7	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.
4.8	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.
4.9	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.
4.10	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.
4.11	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.
4.12	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.
4.13	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.
4.14	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.
4.15	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.
4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.
4.17	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.
4.18	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.
4.19	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.
4.20	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.
4.21	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.
4.22	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.

Exhibit Index
Exhibit Number	Description of Exhibit
4.23	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.
4.24	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.
4.25	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.
4.26	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.
4.27	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.
4.28	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.
4.29	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.
4.30	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.
4.31	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.
4.32	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.
4.33	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.
4.34	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.
4.35	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 16, 2000.
4.36	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.
4.37	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.
4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.
4.39	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.
4.40	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.
4.41	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.
4.42	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.
4.43	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.
4.44	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.
4.45	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.
4.46	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.
4.47	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.
4.48	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.

Exhibit Index
Exhibit Number	Description of Exhibit
4.49	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.
4.50	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.
4.51	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.
4.52	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.
4.53	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.
4.54	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.
4.55	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.
4.56	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.
4.57	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.
4.58	Incorporated by reference to Post-Effective Amendment No. 34 to Registration Statement on Form N-4 (File No. 333-109860) as filed with the SEC on June 11, 2010.
10.1
Tax Sharing Agreement between ILIAC, ING America Insurance Holdings, Inc. (nka ING U.S., Inc.) and affiliated companies, effective January 1, 2001, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.2
Investment Advisory Agreement between ILIAC and ING Investment Management LLC, dated March 31, 2001, as amended effective January 1, 2003, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.3
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

10.5	Services Agreement between ILIAC and ING Financial Advisers, LLC, effective June 1, 2002, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
10.6
Administrative Services Agreement between ILIAC, ReliaStar Life Insurance Company of New York and the affiliated companies specified in Exhibit A to the Agreement, effective March 1, 2003, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.7
First Amendment to the Administrative Services Agreement between ILIAC, RLNY and the affiliated companies specified in Exhibit A to the Agreement, effective as of August 1, 2004, incorporated by reference to the Company's Form 10-K filed on March 31, 2005 (File No. 033-23376).

10.8
Amendment to Investment Advisory Agreement between ILIAC and ING Investment Management LLC, effective October 14, 2003, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.9
Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004 issued by ING USA Annuity and Life Insurance Company to its affiliate, ILIAC, incorporated by reference to the Company's Form 10-K filed on March 31, 2005 (File No. 033-23376).

10.10
Joinder Number 2006-1 to Tax Sharing Agreement, dated January 20, 2006, between ILIAC and ING America Insurance Holdings, Inc. (nka ING U.S., Inc.) and its subsidiaries, incorporated by reference to the Company's Form 10-Q filed on May 15, 2006 (File No. 033-23376).

10.11
Amendment Number 2006-1 to Services Agreement, dated as of September 11, 2006, between ILIAC and ING North America Insurance Corporation, incorporated by reference to the Company's Form 10-Q filed on November 13, 2006 (File No. 033-22376).

10.12
Form of Agreement, titled Assurance of Discontinuance Pursuant to Executive Law Sec. 63(15), between the Attorney General of the State of New York and ING Life Insurance and Annuity Company dated October 10, 2006, incorporated by reference to the Company's Form 8-K filed on October 11, 2006 (File No. 033-23376).

Exhibit Index
Exhibit Number	Description of Exhibit
10.13
Form of Agreement, titled Consent Agreement among the State of New Hampshire, Department of State, Bureau of Securities Regulation, ING Life Insurance and Annuity Company and ING Financial Advisers, LLC dated October 10, 2006, incorporated by reference to the Company's Form 8-K filed on October 11, 2006 (File No. 033-23376).

10.14
Amendment Number 2007-1 to Services Agreement, dated as of December 31, 2007, between ILIAC and affiliated insurance companies listed on Exhibit B to the Agreement, incorporated by reference to the Company's Form 10-K filed on March 31, 2008 (File No. 033-23376).

10.15
Administrative Services Agreement, dated as of October 1, 1998, among Aetna Life Insurance and Annuity Company (nka ILIAC), Aetna Life Insurance Company and The Lincoln National Life Insurance Company, incorporated by reference to the Company's Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.16
Administrative Services Agreement, dated as of October 1, 1998, among Aetna Life Insurance and Annuity Company (nka ILIAC), Aetna Life Insurance Company and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company's Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.17
Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company (nka ILIAC) and The Lincoln National Life Insurance Company, incorporated by reference to the Company's Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.18
Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company (nka ILIAC) and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company's Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.19
Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company (nka ILIAC) and The Lincoln National Life Insurance Company, incorporated by reference to the Company's Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.20
Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company (nka ILIAC) and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company's Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.21
Assignment and Assumption Agreement, dated as of March 19, 2007, effective as of March 1, 2007, between ILIAC, The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company's Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.22
Amendment No. 1 to Coinsurance Agreement, effective March 1, 2007, between ILIAC and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company's Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.23
Amendment No. 1 to Coinsurance Agreement, effective March 1, 2007, between ILIAC and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company's Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.24
Grantor Trust Agreement, dated as of March 19, 2007 and effective as of March 1, 2007, among ILIAC, Lincoln Life & Annuity Company of New York and The Bank of New York, incorporated by reference to the Company's Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.25
Amendment Number 2008-1 to Services Agreement, effective October 1, 2008, among ILIAC and affiliated companies listed on Exhibit B to the Agreement, incorporated by reference to the Company's Form 10-K filed on March 31, 2009 (File No. 033-23376).

10.26
Amendment Number 3, effective January 1, 2009, to Investment Advisory Agreement, between ILIAC and ING Investment Management LLC., incorporated by reference to the Company's Form 10-K/A filed on April 5, 2010 (File No. 033-23376).

10.27
ILIAC Participation Agreement, dated as of March 31, 2009, by and among ILIAC, ING Groep N.V. and ING Support Holding B.V., incorporated by reference to the Company's Form 10-Q filed on May 15, 2009 (File No. 033-23376).

10.28
Deed of Assignment of Receivables, dated March 31, 2009, among ILIAC, ING Support Holding B.V., Staat der Nederlanden and Stichting Derdengelden ING Support Holding, incorporated by reference to the Company's Form 10-Q filed on May 15, 2009 (File No. 033-23376).

10.29
Amendment, dated as of November 26, 2010, to ILIAC Participation Agreement, dated as of March 31, 2009, by and among ILIAC, ING Support Holding B.V. and ING Groep N.V., incorporated by reference to the Company's Form 10-K filed on March 30, 2011 (File No. 033-23376).

10.30
Intercompany Agreement, effective January 1, 2010, between ING USA Annuity and Life Insurance Company and Directed Services LLC. , incorporated by reference to the Company's Form 10-K filed on March 30, 2011 (File No. 033-23376).

Exhibit Index
Exhibit Number	Description of Exhibit
10.31
Reciprocal Loan Agreement, dated as of April 1, 2011, between ILIAC and ING America Insurance Holdings, Inc. (nka ING U.S., Inc.), incorporated by reference to the Company's Form 10-Q filed on August 12, 2011 (File No. 033-23376).

10.32
Participation Termination Agreement, dated as of November 13, 2012, entered into among ILIAC, ING Support Holding B.V., ING Groep N.V. and ING Bank N.V., incorporated by reference to the Company's Form 10-K filed on March 27, 2013 (File No. 033-23376).

10.33
Deed of Assignment of IABF Receivables, dated as of November 13, 2012, between ILIAC, ING Support Holding B.V., ING Bank N.V., Staat de Nederlanden and Stichting Derdengelden ING Support Holding, incorporated by reference to the Company's Form 10-K filed on March 27, 2013 (File No. 033-23376).

10.34
Federal Tax Sharing Agreement, effective January 1, 2013, between lNG U.S., Inc. and each of its undersigned Subsidiaries, including ILIAC, incorporated by reference to the Company's Form I 0-Q filed on May 14, 2013 (File No. 033-23376).

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

[1] Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Shareholder's Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of ING Life Insurance and Annuity Company.

+Filed herewith.

