Form 10-Q
period 2014-03-31
ING LIFE INSURANCE & ANNUITY CO
filed 2014-05-13
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 8, 2014, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended March 31, 2014

As used in this Quarterly Report on Form 10-Q, "ILIAC" refers to ING Life Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to ILIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management's Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities.

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

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.     Financial Statements

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013
(In millions, except share data)

	March 31, 2014	December 31, 2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $19,012.7 at 2014 and $19,096.7 at 2013)	$20,311.3	$19,944.4
Fixed maturities, at fair value using the fair value option	686.8	621.3
Equity securities, available-for-sale, at fair value (cost of $111.1 at 2014 and $119.4 at 2013)	127.0	134.9
Short-term investments	110.0	15.0
Mortgage loans on real estate, net of valuation allowance of $1.2 at 2014 and at 2013	3,377.0	3,396.1
Policy loans	240.7	242.0
Limited partnerships/corporations	172.4	180.9
Derivatives	412.9	464.4
Securities pledged (amortized cost of $204.6 at 2014 and $137.9 at 2013)	211.8	140.1
Total investments	25,649.9	25,139.1
Cash and cash equivalents	465.4	378.9
Short-term investments under securities loan agreement, including collateral delivered	186.6	135.8
Accrued investment income	298.9	285.0
Receivable for securities sold	2.6	5.5
Reinsurance recoverable	2,002.8	2,016.6
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,053.9	1,189.7
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	72.0	—
Due from affiliates	70.8	62.9
Property and equipment	77.5	78.4
Other assets	186.4	108.5
Assets held in separate accounts	61,857.7	60,104.9
Total assets	$92,099.5	$89,680.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013
(In millions, except share data)

	March 31, 2014	December 31, 2013
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$24,640.7	$24,589.6
Payable for securities purchased	20.2	13.7
Payables under securities loan agreement, including collateral held	384.7	264.4
Long-term debt	4.9	4.9
Due to affiliates	111.9	121.6
Derivatives	179.0	216.6
Current income tax payable to Parent	33.7	74.1
Deferred income taxes	284.6	190.1
Other liabilities	573.5	347.0
Liabilities related to separate accounts	61,857.7	60,104.9
Total liabilities	88,090.9	85,926.9

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding; $50 par value per share)	2.8	2.8
Additional paid-in capital	3,953.3	3,953.3
Accumulated other comprehensive income (loss)	704.9	495.4
Retained earnings (deficit)	(652.4)	(698.1)
Total shareholder's equity	4,008.6	3,753.4
Total liabilities and shareholder's equity	$92,099.5	$89,680.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Revenues:
Net investment income	$343.6	$348.2
Fee income	193.7	174.9
Premiums	14.0	7.9
Broker-dealer commission revenue	62.1	57.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(0.9)	(1.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	(0.5)
Net other-than-temporary impairments recognized in earnings	(0.9)	(0.6)
Other net realized capital gains (losses)	(43.0)	(39.5)
Total net realized capital gains (losses)	(43.9)	(40.1)
Other revenue	1.5	(4.9)
Total revenues	571.0	543.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	234.1	186.8
Operating expenses	193.3	173.6
Broker-dealer commission expense	62.1	57.8
Net amortization of deferred policy acquisition costs and value of business acquired	19.8	18.6
Interest expense	—	0.1
Total benefits and expenses	509.3	436.9
Income (loss) before income taxes	61.7	106.9
Income tax expense (benefit)	16.0	31.8
Net income (loss)	$45.7	$75.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$45.7	$75.1
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	315.9	(169.5)
Other-than-temporary impairments	6.6	0.9
Pension and other postretirement benefits liability	(0.6)	(0.6)
Other comprehensive income (loss), before tax	321.9	(169.2)
Income tax expense (benefit) related to items of other comprehensive income (loss)	112.4	(58.2)
Other comprehensive income (loss), after tax	209.5	(111.0)
Comprehensive income (loss)	$255.2	$(35.9)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2014	$2.8	$3,953.3		$495.4	$(698.1)	$3,753.4
Comprehensive income (loss):
Net income (loss)	—	—		—	45.7	45.7
Other comprehensive income (loss), after tax	—	—		209.5	—	209.5
Total comprehensive income (loss)						255.2
Employee related benefits	—	—		—	—	—
Balance at March 31, 2014	$2.8	$3,953.3		$704.9	$(652.4)	$4,008.6

Balance at January 1, 2013	$2.8	$4,217.2		$1,023.0	$(981.6)	$4,261.4
Comprehensive income (loss):
Net income (loss)	—	—		—	75.1	75.1
Other comprehensive income (loss), after tax	—	—		(111.0)	—	(111.0)
Total comprehensive income (loss)						(35.9)
Employee related benefits	—	—	*	—	—	—	*
Balance at March 31, 2013	$2.8	$4,217.2		$912.0	$(906.5)	$4,225.5
*Less than $0.1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$209.7	$282.8
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	724.4	1,193.7
Equity securities, available-for-sale	9.5	0.4
Mortgage loans on real estate	91.5	30.8
Limited partnerships/corporations	14.0	6.0
Acquisition of:
Fixed maturities	(756.8)	(1,497.7)
Equity securities, available-for-sale	—	(0.2)
Mortgage loans on real estate	(72.4)	(218.8)
Limited partnerships/corporations	(2.6)	(2.2)
Derivatives, net	2.1	(55.8)
Policy loans, net	1.3	3.3
Short-term investments, net	(95.0)	493.8
Collateral received (delivered), net	69.5	(25.2)
Purchases of fixed assets, net	—	(0.2)
Net cash used in investing activities	(14.5)	(72.1)
Cash Flows from Financing Activities:
Deposits received for investment contracts	861.6	561.4
Maturities and withdrawals from investment contracts	(898.3)	(660.8)
Short-term loans to affiliates, net	(72.0)	—
Net cash used in financing activities	(108.7)	(99.4)
Net increase in cash and cash equivalents	86.5	111.3
Cash and cash equivalents, beginning of period	378.9	363.4
Cash and cash equivalents, end of period	$465.4	$474.7

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

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014), together with its subsidiaries, including the Company. On April 11, 2013, Voya Financial, Inc. announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of Voya Financial, Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership of Voya Financial, Inc. to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc. in a registered public offering. On March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the "Direct Share Buyback") (the offering and the Direct Share Buyback collectively, the "Transactions"). Upon completion of the Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 43%.

ILIAC is a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

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

The accompanying Condensed Consolidated Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2014, and its results of operations, comprehensive income, changes in shareholder's equity and statements of cash flows for the three months ended March 31, 2014 and 2013, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission ("SEC"), which included all disclosures required by U.S. GAAP. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company included in the 2013 Annual Report on Form 10-K.

Adoption of New Pronouncements

Presentation of Unrecognized Tax Benefits
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Accounting Standards Codification ("ASC") Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which clarifies that:

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

The provisions of ASU 2013-11 were adopted prospectively by the Company on January 1, 2014, to all unrecognized tax benefits existing on that date. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the guidance is consistent with that previously applied.

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

The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the Company did not have any fixed obligations under joint and several liable arrangements as of January 1, 2014.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2011-06 were adopted by the Company on January 1, 2014, when the fee initially became effective. The adoption of ASU 2011-06 had no effect on the Company's financial condition, results of operations or cash flows, as the amount of net premium written for qualifying health insurance by the Company in 2014 is expected to be below the $25.0 threshold as defined by the Acts and, thus, not subject to the fee.

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$622.4	$60.6	$1.9	$—	$681.1	$—
U.S. Government agencies and authorities	237.0	2.7	—	—	239.7	—
State, municipalities and political subdivisions	77.2	9.3	—	—	86.5	—
U.S. corporate securities	10,381.3	756.9	107.3	—	11,030.9	1.8

Foreign securities:(1)
Government	363.0	23.6	9.4	—	377.2	—
Other	5,217.9	340.6	45.7	—	5,512.8	—
Total foreign securities	5,580.9	364.2	55.1	—	5,890.0	—

Residential mortgage-backed securities:
Agency	1,635.9	123.3	11.9	16.3	1,763.6	0.2
Non-Agency	265.6	57.5	2.6	12.2	332.7	13.1
Total Residential mortgage-backed securities	1,901.5	180.8	14.5	28.5	2,096.3	13.3

Commercial mortgage-backed securities	655.4	68.2	0.1	—	723.5	—
Other asset-backed securities	448.4	16.4	2.9	—	461.9	3.1
Total fixed maturities, including securities pledged	19,904.1	1,459.1	181.8	28.5	21,209.9	18.2
Less: Securities pledged	204.6	9.8	2.6	—	211.8	—
Total fixed maturities	19,699.5	1,449.3	179.2	28.5	20,998.1	18.2
Equity securities	111.1	15.9	—	—	127.0	—
Total fixed maturities and equity securities investments	$19,810.6	$1,465.2	$179.2	$28.5	$21,125.1	$18.2
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

Foreign securities(1):
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$756.1	$770.2
After one year through five years	3,922.9	4,205.4
After five years through ten years	6,371.6	6,651.7
After ten years	5,848.2	6,300.9
Mortgage-backed securities	2,556.9	2,819.8
Other asset-backed securities	448.4	461.9
Fixed maturities, including securities pledged	$19,904.1	$21,209.9

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2014 and December 31, 2013, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s consolidated Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2014
Communications	$1,278.4	$107.9	$13.9	$1,372.4
Financial	2,235.6	202.8	10.5	2,427.9
Industrial and other companies	8,989.1	541.6	108.0	9,422.7
Transportation	420.2	30.2	3.4	447.0
Utilities	2,675.9	215.0	17.2	2,873.7
Total	$15,599.2	$1,097.5	$153.0	$16,543.7

December 31, 2013
Communications	$1,315.9	$81.5	$36.8	$1,360.6
Financial	2,114.7	166.9	20.2	2,261.4
Industrial and other companies	8,878.5	423.5	213.1	9,088.9
Transportation	440.0	22.5	9.9	452.6
Utilities	2,726.5	159.5	42.3	2,843.7
Total	$15,475.6	$853.9	$322.3	$16,007.2

Fixed Maturities and Equity Securities:
The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the FVO. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

recorded directly in Accumulated other comprehensive income (loss) ("AOCI"), and presented net of related changes in DAC, VOBA and deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Condensed Consolidated Balance Sheets.
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
The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2014 and December 31, 2013, approximately 54.2% and 50.4%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of March 31, 2014 and December 31, 2013, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to the Company. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of March 31, 2014 and December 31, 2013, the fair value of loaned securities was $158.1 and $97.6, respectively and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $164.2 and $102.7, respectively, and recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013, liabilities to return collateral of $164.2 and $102.7, respectively, were included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes.  VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $0.9 as of March 31, 2014 and $1.0 as of December 31, 2013, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS that are accounted for under the FVO, whose change in fair value are reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$125.4	$1.2		$34.3	$0.7	$—	$—	$159.7	$1.9
U.S. government, agencies and authorities	2.4	—	*	—	—	—	—	2.4	—	*
U.S. corporate, state and municipalities	319.5	3.5		1,969.3	81.1	281.8	22.7	2,570.6	107.3
Foreign	115.0	1.2		780.1	39.6	157.5	14.3	1,052.6	55.1
Residential mortgage-backed	157.6	0.9		197.0	8.6	98.8	5.0	453.4	14.5
Commercial mortgage-backed	4.8	0.1		—	—	—	—	4.8	0.1
Other asset-backed	36.8	0.2		30.4	0.1	25.1	2.6	92.3	2.9
Total	$761.5	$7.1		$3,011.1	$130.1	$563.2	$44.6	$4,335.8	$181.8
*Less than $0.1.

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 92.7% and 89.7% of the average book value as of March 31, 2014 and December 31, 2013, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2014
Six months or less below amortized cost	$853.5	$4.1	$18.8	$1.0	151	2
More than six months and twelve months or less below amortized cost	3,134.7	—	128.0	—	398	—
More than twelve months below amortized cost	521.1	4.2	32.9	1.1	147	4
Total	$4,509.3	$8.3	$179.7	$2.1	696	6

December 31, 2013
Six months or less below amortized cost	$2,054.4	$24.1	$45.3	$5.3	322	7
More than six months and twelve months or less below amortized cost	3,991.4	23.5	272.6	5.8	502	3
More than twelve months below amortized cost	420.4	9.5	37.3	2.5	137	8
Total	$6,466.2	$57.1	$355.2	$13.6	961	18

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses			Number of Securities
	< 20%	> 20%	< 20%		> 20%	< 20%	> 20%
March 31, 2014
U.S. Treasuries	$161.6	$—	$1.9		$—	4	—
U.S. government, agencies and authorities	2.4	—	—	*	—	1	—
U.S. corporate, state and municipalities	2,673.9	4.0	106.3		1.0	349	2
Foreign	1,107.7	—	55.1		—	162	—
Residential mortgage-backed	467.2	0.7	14.3		0.2	154	1
Commercial mortgage-backed	4.9	—	0.1		—	3	—
Other asset-backed	91.6	3.6	2.0		0.9	23	3
Total	$4,509.3	$8.3	$179.7		$2.1	696	6
*Less than $0.1.
December 31, 2013
U.S. Treasuries	$161.5	$—	$2.9		$—	4	—
U.S. corporate, state and municipalities	3,869.0	22.8	233.2		5.7	519	2
Foreign	1,665.8	23.1	95.0		5.0	239	5
Residential mortgage-backed	596.9	6.8	21.0		1.7	162	7
Commercial mortgage-backed	78.8	—	0.9		—	12	—
Other asset-backed	94.2	4.4	2.2		1.2	25	4
Total	$6,466.2	$57.1	$355.2		$13.6	961	18

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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2014, the Company had no new troubled debt restructurings for private placement or commercial mortgage loans. As of December 31, 2013, the Company had no new private placement troubled debt restructurings and had 20 new commercial mortgage loan troubled debt restructurings with a pre-modification and post modification carrying value of $39.4. The 20 commercial mortgage loans, comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and March 31, 2014, these loans have repaid $1.9 in principal.

As of March 31, 2014 and December 31, 2013, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	March 31, 2014	December 31, 2013
Commercial mortgage loans	$3,378.2	$3,397.3
Collective valuation allowance	(1.2)	(1.2)
Total net commercial mortgage loans	$3,377.0	$3,396.1

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	March 31, 2014	December 31, 2013
Collective valuation allowance for losses, balance at January 1	$1.2	$1.3
Addition to (reduction of) allowance for losses	—	(0.1)
Collective valuation allowance for losses, end of period	$1.2	$1.2

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2014 and 2013.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2014	December 31, 2013
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	42.8	42.9
Subtotal	42.8	42.9
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$42.8	$42.9
Unpaid principal balance of impaired loans	$44.3	$44.4

The following table presents information on restructured loans as of the dates indicated:

	March 31, 2014	December 31, 2013
Troubled debt restructured loans	$37.5	$37.5

The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2014 and December 31, 2013. There were no loans 90 days or more past due or loans in arrears with respect to principal and interest as of March 31, 2014 and December 31, 2013.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Impaired loans, average investment during the period (amortized cost)	$42.8	$5.7
Interest income recognized on impaired loans, on an accrual basis	0.6	0.1
Interest income recognized on impaired loans, on a cash basis	0.4	0.1
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.5	—

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2014(1)	December 31, 2013(1)
Loan-to-Value Ratio:
0% - 50%	$440.6	$495.7
50% - 60%	920.9	894.5
60% - 70%	1,891.2	1,879.5
70% - 80%	113.1	114.9
80% and above	12.4	12.7
Total Commercial mortgage loans	$3,378.2	$3,397.3
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2014(1)	December 31, 2013(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,377.1	$2,388.5
1.25x - 1.5x	541.2	542.4
1.0x - 1.25x	274.9	275.8
Less than 1.0x	184.9	190.5
Commercial mortgage loans secured by land or construction loans	0.1	0.1
Total Commercial mortgage loans	$3,378.2	$3,397.3
(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$774.1	22.9%	$752.8	22.3%
South Atlantic	718.1	21.3%	707.8	20.8%
West South Central	464.2	13.7%	467.1	13.7%
Middle Atlantic	412.0	12.2%	411.4	12.1%
East North Central	386.8	11.5%	383.1	11.3%
Mountain	259.9	7.7%	263.9	7.8%
West North Central	231.0	6.8%	224.9	6.6%
East South Central	69.0	2.0%	69.6	2.0%
New England	63.1	1.9%	116.7	3.4%
Total Commercial mortgage loans	$3,378.2	100.0%	$3,397.3	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	March 31, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,084.2	32.1%	$1,082.1	31.9%
Industrial	966.1	28.6%	972.6	28.6%
Apartments	458.1	13.5%	445.2	13.1%
Office	416.9	12.3%	462.1	13.6%
Hotel/Motel	147.5	4.4%	182.8	5.4%
Mixed Use	133.8	4.0%	70.9	2.1%
Other	171.6	5.1%	181.6	5.3%
Total Commercial mortgage loans	$3,378.2	100.0%	$3,397.3	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	March 31, 2014(1)	December 31, 2013(1)
Year of Origination:
2014	$72.4	$—
2013	780.5	785.2
2012	903.2	908.1
2011	780.0	792.8
2010	116.8	121.1
2009	68.1	68.4
2008 and prior	657.2	721.7
Total Commercial mortgage loans	$3,378.2	$3,397.3
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

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.1		1	$—	—
Residential mortgage-backed	0.7		11	0.5	20
Commercial mortgage-backed	0.1		2	0.1	2
Other asset-backed	—	*	1	—	—
Total	$0.9		15	$0.6	22
*Less than $0.1.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The above tables include $0.8 and $0.5 of write-downs related to credit impairments for the three months ended March 31, 2014 and 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.1 and $0.1 in write-downs for the three months ended March 31, 2014 and 2013, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$—	—
Residential mortgage-backed	—	—	—	—
Commercial mortgage-backed	0.1	2	0.1	2
Other asset-backed	—	—	—	—
Total	$0.1	2	$0.1	2

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

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Balance at January 1	$19.6	$20.0
Additional credit impairments:
On securities not previously impaired	0.7	0.2
On securities previously impaired	0.1	0.4
Reductions:
Securities sold, matured, prepaid or paid down	0.8	0.8
Balance at March 31	$19.6	$19.8

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Fixed maturities	$300.8	$307.6
Equity securities, available-for-sale	2.1	0.9
Mortgage loans on real estate	40.1	36.6
Policy loans	3.3	3.2
Short-term investments and cash equivalents	0.1	0.2
Other	9.9	11.7
Gross investment income	356.3	360.2
Less: Investment expenses	12.7	12.0
Net investment income	$343.6	$348.2

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$3.5	$(0.2)
Fixed maturities, at fair value option	(12.6)	(38.9)
Equity securities, available-for-sale	1.0	—
Derivatives	(17.5)	(19.9)
Embedded derivative - fixed maturities	(0.5)	(5.4)
Embedded derivative - product guarantees	(17.8)	24.3
Net realized capital gains (losses)	$(43.9)	$(40.1)
After-tax net realized capital gains (losses)	$(28.5)	$(26.1)

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Proceeds on sales	$471.0	$836.2
Gross gains	12.3	7.3
Gross losses	9.9	5.8

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/ spreads. In addition, the Company has entered into a reinsurance agreement, accounted for under the deposit method, which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in investments, in Future policy benefits and contract owner account balances and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2014			December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value		Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$700.8	$94.9	$—	$763.3	$81.0		$0.2
Foreign exchange contracts	51.2	1.9	0.8	51.2	2.2		0.6
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts(2)	22,374.7	303.3	172.4	21,442.7	367.6		206.2
Foreign exchange contracts	130.1	5.3	5.8	145.9	5.5		9.6
Equity contracts	11.5	0.1	—	9.1	—	*	—
Credit contracts	384.0	7.4	—	384.0	8.1		—
Embedded derivatives:
Within fixed maturity investments	N/A	28.5	—	N/A	29.0		—
Within annuity products	N/A	—	42.3	N/A	—		23.1
Within reinsurance agreements	N/A	—	(30.7)	N/A	—		(54.0)
Total		$441.4	$190.6		$493.4		$185.7
* Less than $0.1.

(1)	Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.

(2)
As of March 31, 2014, includes a notional amount, asset fair value and liability fair value for interest rate caps of $11.8 billion, $101.1 and $17.7 respectively. As of December 31, 2013, includes a notional amount, asset fair value and liability fair value for interest rate caps of $11.8 billion, $162.5 and $29.7, respectively.

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

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2014 and December 31, 2013. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments which do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of OTC and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2014
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$384.0	$7.4	$—
Foreign exchange contracts	181.3	7.2	6.6
Interest rate contracts	23,075.5	398.2	172.4
		412.8	179.0

Counterparty netting(1)		(161.8)	(161.8)
Cash collateral netting(1)		(198.0)	—
Securities collateral netting(1)		(16.3)	(11.9)
Net receivables/payables		$36.7	$5.3
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

	December 31, 2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$384.0	$8.1	$—
Foreign exchange contracts	197.1	7.7	10.2
Interest rate contracts	22,206.0	448.6	206.4
		464.4	216.6

Counterparty netting(1)		(201.3)	(201.3)
Cash collateral netting(1)		(134.0)	(5.4)
Securities collateral netting(1)		(15.9)	(4.8)
Net receivables/payables		$113.2	$5.1
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Collateral

Under the terms of the Company's Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2014, the Company held $166.4 and $31.7 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2013, the Company held $127.4 and $1.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2014 and December 31, 2013, the Company delivered securities as collateral of $53.8 and $42.5, respectively.

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$0.1
Foreign exchange contracts	0.1	—
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(18.6)	(32.5)
Foreign exchange contracts	0.2	9.4
Equity contracts	0.4	1.3
Credit contracts	0.3	1.8
Embedded derivatives:
Within fixed maturity investments(2)	(0.5)	(5.4)
Within annuity products(2)	(17.8)	24.3
Within reinsurance agreements(3)	(23.3)	0.8
Total	$(59.1)	$(0.2)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in the Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2014 and 2013, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company has ISDA agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

March 31, 2014, the fair values of credit default swaps of $7.4 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2013, the fair values of credit default swaps of $8.1 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, on the Condensed Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013, the maximum potential future exposure to the Company was $384.0 in credit default swaps. These instruments are typically written for a maturity period of five years and do not contain recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

4.    Fair Value Measurements

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to the Fair Value Measurements and disclosures of the FASB ASC Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in "Item 8. Note 4. Fair Value Measurements" in the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing or other similar techniques.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$626.9	$54.2	$—	$681.1
U.S. Government agencies and authorities	—	237.2	2.5	239.7
U.S. corporate, state and municipalities	—	10,934.0	183.4	11,117.4
Foreign(1)	—	5,855.2	34.8	5,890.0
Residential mortgage-backed securities	—	2,073.2	23.1	2,096.3
Commercial mortgage-backed securities	—	709.5	14.0	723.5
Other asset-backed securities	—	450.8	11.1	461.9
Total fixed maturities, including securities pledged	626.9	20,314.1	268.9	21,209.9
Equity securities, available-for-sale	89.8	—	37.2	127.0
Derivatives:
Interest rate contracts	—	398.2	—	398.2
Foreign exchange contracts	—	7.2	—	7.2
Equity contracts	0.1	—	—	0.1
Credit contracts	—	7.4	—	7.4
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	727.0	35.0	—	762.0
Assets held in separate accounts	56,618.1	5,221.7	17.9	61,857.7
Total assets	$58,061.9	$25,983.6	$324.0	$84,369.5

Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$24.3	$24.3
Stabilizer and MCGs	—	—	18.0	18.0
Other derivatives:
Interest rate contracts	—	172.4	—	172.4
Foreign exchange contracts	—	6.6	—	6.6
Embedded derivative on reinsurance	—	(30.7)	—	(30.7)
Total liabilities	$—	$148.3	$42.3	$190.6
(1) Primarily U.S. dollar denominated.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$618.8	$51.3	$—	$670.1
U.S. Government agencies and authorities	—	237.0	5.1	242.1
U.S. corporate, state and municipalities	—	10,605.9	145.3	10,751.2
Foreign(1)	—	5,727.8	42.8	5,770.6
Residential mortgage-backed securities	—	2,076.0	23.7	2,099.7
Commercial mortgage-backed securities	—	691.7	—	691.7
Other asset-backed securities	—	462.7	17.7	480.4
Total fixed maturities, including securities pledged	618.8	19,852.4	234.6	20,705.8
Equity securities, available-for-sale	99.0	—	35.9	134.9
Derivatives:
Interest rate contracts	—	448.6	—	448.6
Foreign exchange contracts	—	7.7	—	7.7
Equity contracts	—	—	—	—
Credit contracts	—	8.1	—	8.1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	529.7	—	—	529.7
Assets held in separate accounts	54,715.3	5,376.5	13.1	60,104.9
Total assets	$55,962.8	$25,693.3	$283.6	$81,939.7

Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$23.1	$23.1
Stabilizer and MCGs	—	—	—	—
Other derivatives:
Interest rate contracts	—	206.4	—	206.4
Foreign exchange contracts	—	10.2	—	10.2
Embedded derivative on reinsurance	—	(54.0)	—	(54.0)
Total liabilities	$—	$162.6	$23.1	$185.7
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2014 and 2013. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2014
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$5.1	$—	$—	$—	$—	$—	$(0.1)	$—	$(2.5)	$2.5	$—
U.S. corporate, state and municipalities	145.3	—	1.9	38.2	—	—	(2.0)	—	—	183.4	—
Foreign	42.8	—	0.9	—	—	—	—	—	(8.9)	34.8	—
Residential mortgage-backed securities	23.7	(0.4)	(0.1)	—	—	—	—	—	(0.1)	23.1	(0.4)
Commercial mortgage-backed securities	—	—	—	14.0	—	—	—	—	—	14.0	—
Other asset-backed securities	17.7	0.8	(0.5)	—	—	—	(6.9)	—	—	11.1	0.2
Total fixed maturities, including securities pledged	234.6	0.4	2.2	52.2	—	—	(9.0)	—	(11.5)	268.9	(0.2)
Equity securities, available-for-sale	35.9	—	1.3	—	—	—	—	—	—	37.2	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	—	(16.8)	—	(1.2)	—	—	—	—	—	(18.0)	—
FIA(1)	(23.1)	(1.0)	—	—	(0.2)	—	—	—	—	(24.3)	—
Assets held in separate accounts(4)	13.1	—	—	5.8	—	(1.0)	—	—	—	17.9	—
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
(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2013
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$154.6	$(0.1)	$0.9	$19.0	$—	$—	$(1.6)	$17.6	$(22.8)	$167.6	$(0.1)
Foreign	24.6	—	1.1	—	—	—	—	—	—	25.7	—
Residential mortgage-backed securities	9.1	(0.3)	(0.2)	9.8	—	—	—	—	—	18.4	(0.2)
Other asset-backed securities	33.2	1.0	(0.1)	—	—	—	(6.7)	—	—	27.4	1.0
Total fixed maturities, including securities pledged	221.5	0.6	1.7	28.8	—	—	(8.3)	17.6	(22.8)	239.1	0.7
Equity securities, available-for-sale	17.0	(0.1)	1.0	—	—	—	—	34.6	(16.7)	35.8	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(102.0)	25.5	—	(1.5)	—	—	—	—	—	(78.0)	—
FIA(1)	(20.4)	(1.2)	—	—	—	—	—	—	—	(21.6)	—
Assets held in separate accounts(4)	16.3	—	—	0.2	—	(6.6)	—	2.2	(9.9)	2.2	—
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
(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2014 and 2013, the transfers in and out of Level 3 for fixed maturities including securities pledged and separate accounts, as well as equity securities for the three months ended March 31, 2014 were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2014:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 7.6%
Nonperformance risk	-0.1% to 0.79%		-0.1% to 0.79%
Actuarial Assumptions:
Lapses	0% to 10%	(2)	0% to 55%	(3)
Policyholder Deposits(4)	—		0% to 60%	(3)
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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,209.9	$21,209.9	$20,705.8	$20,705.8
Equity securities, available-for-sale	127.0	127.0	134.9	134.9
Mortgage loans on real estate	3,377.0	3,383.2	3,396.1	3,403.9
Policy loans	240.7	240.7	242.0	242.0
Limited partnerships/corporations	172.4	172.4	180.9	180.9
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	762.0	762.0	529.7	529.7
Derivatives	412.9	412.9	464.4	464.4
Notes receivable from affiliates	175.0	199.5	175.0	186.4
Assets held in separate accounts	61,857.7	61,857.7	60,104.9	60,104.9
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	21,024.3	24,833.1	21,010.8	24,379.6
Supplementary contracts, immediate annuities and other	614.1	716.0	624.3	727.1
Derivatives:
Annuity product guarantees:
FIA	24.3	24.3	23.1	23.1
Stabilizer and MCGs	18.0	18.0	—	—
Other derivatives	179.0	179.0	216.6	216.6
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivatives on reinsurance	(30.7)	(30.7)	(54.0)	(54.0)
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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2014	$476.2	$696.6	$1,172.8
Deferrals of commissions and expenses	16.3	1.9	18.2
Amortization:
Amortization	(17.2)	(26.7)	(43.9)
Interest accrued(1)	8.9	15.2	24.1
Net amortization included in the Condensed Consolidated Statements of Operations	(8.3)	(11.5)	(19.8)
Change in unrealized capital gains/losses on available-for-sale securities	(54.8)	(79.2)	(134.0)
Balance at March 31, 2014	$429.4	$607.8	$1,037.2

	DAC	VOBA	Total
Balance at January 1, 2013	$296.5	$381.4	$677.9
Deferrals of commissions and expenses	19.2	1.8	21.0
Amortization:
Amortization	(18.5)	(23.5)	(42.0)
Interest accrued(1)	8.2	15.2	23.4
Net amortization included in the Condensed Consolidated Statements of Operations	(10.3)	(8.3)	(18.6)
Change in unrealized capital gains/losses on available-for-sale securities	30.0	68.1	98.1
Balance at March 31, 2013	$335.4	$443.0	$778.4
(1) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2014 and 1.0% to 7.0% during 2013.

6.    Capital Contributions and Dividends

During the three months ended March 31, 2014 and 2013, ILIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2014 and 2013, ILIAC did not pay a dividend or distribution on its common stock of to its Parent.

On May 2, 2104, the Company declared an ordinary dividend in the amount of $281.0, payable on or after May 15, 2014.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	March 31,
	2014	2013
Fixed maturities, net of OTTI	$1,277.3	$1,925.4
Equity securities, available-for-sale	15.9	14.9
Derivatives	156.5	202.2
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(469.4)	(712.5)
Premium deficiency reserve adjustment	(106.3)	(142.3)
Other	0.1	0.1
Unrealized capital gains (losses), before tax	874.1	1,287.8
Deferred income tax asset (liability)	(178.6)	(386.7)
Unrealized capital gains (losses), after tax	695.5	901.1
Pension and other postretirement benefits liability, net of tax	9.4	10.9
AOCI	$704.9	$912.0

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$452.8		$(158.3)	$294.5
Equity securities	0.4		(0.1)	0.3
Other	0.1		—	0.1
OTTI	6.6		(2.3)	4.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(2.9)		1.0	(1.9)
DAC/VOBA and sales inducements	(134.1)	(1)	46.9	(87.2)
Premium deficiency reserve adjustment	(23.9)		8.4	(15.5)
Change in unrealized gains/losses on available-for-sale securities	299.0		(104.4)	194.6

Derivatives:
Derivatives	24.9	(2)	(8.7)	16.2
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(1.4)		0.5	(0.9)
Change in unrealized gains/losses on derivatives	23.5		(8.2)	15.3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.6)		0.2	(0.4)
Change in pension and other postretirement benefits liability	(0.6)		0.2	(0.4)
Change in Other comprehensive income (loss)	$321.9		$(112.4)	$209.5
(1) See "Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired" for additional information.
(2) See "Note 3. Derivative Financial Instruments" for additional information.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2013
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(266.6)		$92.1	$(174.5)
Equity securities	1.4		(0.5)	0.9
Other	0.1		—	0.1
OTTI	0.9		(0.3)	0.6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	0.2		(0.1)	0.1
DAC/VOBA and sales inducements	98.1	(1)	(34.3)	63.8
Premium deficiency reserve adjustment	10.3		(3.6)	6.7
Change in unrealized gains/losses on available-for-sale securities	(155.6)		53.3	(102.3)

Derivatives:
Derivatives	(12.8)	(2)	4.5	(8.3)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(0.2)		0.1	(0.1)
Change in unrealized gains/losses on derivatives	(13.0)		4.6	(8.4)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.6)		0.3	(0.3)
Change in pension and other postretirement benefits liability	(0.6)		0.3	(0.3)
Change in Other comprehensive income (loss)	$(169.2)		$58.2	$(111.0)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Income (loss) before income taxes	$61.7	$106.9
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	21.6	37.4
Tax effect of:
Dividends received deduction	(6.0)	(5.3)
IRS audit adjustment	(0.1)	(0.3)
Other	0.5	—	*
Income tax expense (benefit)	$16.0	$31.8
* Less than $0.1.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of March 31, 2014 and December 31, 2013 the Company had total valuation allowances of approximately $11.1. As of March 31, 2014 and December 31, 2013, $130.4 of these valuation allowances were allocated to continuing operations, and $(119.3) as of the end of each period were allocated to Other comprehensive income related to realized and unrealized capital losses.

For the three months ended March 31, 2014 and 2013, there were no total changes in the valuation allowance. For the three months ended March 31, 2014 and 2013, there were no changes in the valuation allowance that were allocated to continuing operations or Other comprehensive income.

Tax Sharing Agreement

The results of the Company's operations are included in the consolidated tax return of Voya Financial, Inc. Generally, the Company's financial statements recognize the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods pursuant to the provisions of Income Taxes (ASC 740) as if the Company were a separate taxpayer rather than a member of Voya Financial, Inc.'s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. Under the tax sharing agreement, Voya Financial, Inc. will pay the Company for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Tax Regulatory Matters

During April 2014, the IRS completed its examination of the Company's returns through tax year 2012. The 2012 audit settlement did not have a material impact on the financial statements. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2013 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2013 and 2014.

9.    Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business.  Under this agreement, which became effective in June 2001 and based upon its renewal on April 1, 2011 expires on April 1, 2016, either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the preceding December 31. Effective January 2014, interest on any borrowing by

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

Under this agreement, the Company did not incur interest expense for the three months ended March 31, 2014 and 2013. The Company incurred minimal interest income for the three months ended March 31, 2014 and did not incur any interest income for the three months ended March 31, 2013. As of March 31, 2014, the Company had an outstanding receivable of $72.0 from Voya Financial, Inc. under the reciprocal loan agreement. As of December 31, 2013, the Company did not have any outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see "Item 8. Note 12. Financing Agreements" in the Company's 2013 Annual Report on Form 10-K.

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

As of March 31, 2014 and December 31, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $379.5 and $466.8, respectively.

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

	March 31, 2014	December 31, 2013
Other fixed maturities-state deposits	$13.2	$13.1
Securities pledged(1)	211.8	140.1
Total restricted assets	$225.0	$153.2
(1) Includes the fair value of loaned securities of $158.0 and $97.6 as of March 31, 2014 and December 31, 2013, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of March 31, 2014 and December 31, 2013, the Company delivered securities as collateral of $53.8 and $42.5, respectively, which was included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of March 31, 2014, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $30.0.

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

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), in which two sponsors of 401(k) Plans governed by the Employee Retirement Income Act ("ERISA") claim that ILIAC has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of ERISA. Among other things, the plaintiffs seek disgorgement of all revenue sharing payments and profits earned in connection with such payments, an injunction barring the practice of revenue sharing and attorney fees. On September 26, 2012, the district court certified the case as a class action in which the named plaintiffs represent approximately 15,000 similarly situated plan sponsors. On April 11, 2014, the parties submitted to the court a motion for preliminary approval of a settlement agreement under which ILIAC, without admitting liability, would make a payment to the class of approximately $15.0 and adopt certain changes in its disclosure practices. Final court approval will be required before the settlement becomes effective.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

For the purposes of this discussion, "ILIAC" refers to ING Life Insurance and Annuity Company, and the "Company," "we," "our," "us" refer to ING Life Insurance and Annuity Company and its subsidiaries. We are a direct, wholly owned subsidiary of Lion Connecticut Holdings Inc. ("Lion" or "Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc. As of the date of this Quarterly Report on Form 10-Q, ING Groep N.V. ("ING Group" or "ING") is the largest shareholder of Voya Financial, Inc.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I. Item 1. of this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Note Concerning Forward-Looking Statements."

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

We have one operating segment.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), valuation of investments and derivatives, impairments, income taxes and contingencies.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of the Condensed Consolidated Financial Statements.

The above critical accounting estimates are described in"Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies" in the 2013 Annual Report on Form 10-K.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC, VOBA, amortization rates and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see "Part I. Item1. Note 1. Business, Basis of Presentation and Significant Accounting Policies" to the Condensed Consolidated Financial Statements to this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Our results of operations for the three months ended March 31, 2014 were primarily impacted by higher Interest credited and other benefits to contract owners/policyholders, higher Operating expenses partially offset by lower Income tax expense and higher Fee Income, Premiums and Other revenue.

	Three Months Ended March 31,
	2014	2013
Revenues:
Net investment income	$343.6	$348.2
Fee income	193.7	174.9
Premiums	14.0	7.9
Broker-dealer commission revenue	62.1	57.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(0.9)	(1.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	(0.5)
Net other-than-temporary impairments recognized in earnings	(0.9)	(0.6)
Other net realized capital gains (losses)	(43.0)	(39.5)
Total net realized capital gains (losses)	(43.9)	(40.1)
Other revenue	1.5	(4.9)
Total revenues	571.0	543.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	234.1	186.8
Operating expenses	193.3	173.6
Broker-dealer commission expense	62.1	57.8
Net amortization of deferred policy acquisition costs and value of business acquired	19.8	18.6
Interest expense	—	0.1
Total benefits and expenses	509.3	436.9
Income (loss) before income taxes	61.7	106.9
Income tax expense (benefit)	16.0	31.8
Net income (loss)	$45.7	$75.1

Revenues

Total revenues increased $27.2 from $543.8 to $571.0 for the three months ended March 31, 2014, primarily impacted by higher Fee income, Premiums and Other revenue.

Fee income increased $18.8 from $174.9 to $193.7 primarily due to an increase in full service retirement plan fees. The increase in fees related to full service retirement plans was driven by net increases in separate accounts and institutional/mutual fund average Assets Under Management ("AUM").

Premiums increased $6.1 from $7.9 to $14.0 primarily due to higher sales of immediate annuities with life contingencies.

Other revenue changed $6.4 from $(4.9) to $1.5 primarily due to changes in market value adjustments related to retirement plans upon surrender.

Total benefits and expenses increased $72.4 from $436.9 to $509.3 primarily due to higher Interest credited and other benefits to contract owners/policyholders and higher Operating expenses.

Interest credited and other benefits to contract owners/policyholders increased $47.3 from $186.8 to $234.1 partially due to a decrease in the fair value of the embedded derivative on reinsurance driven by a decrease in interest rates during the current period. Also contributing to the increase was higher credited interest due to higher general account liabilities, which corresponds to the increase in general account assets. These increases were partially offset by a decrease in the average credited rates due to actions taken in January 2014 to reflect the continuing low interest rate environment.

Operating expenses increased $19.7 from $173.6 to $193.3 primarily due to investments in the business in the current period; and a reduction in estimated variable compensation accruals in the prior period that did not repeat. In addition, commission expense was higher due to an increase in AUM.

Income Taxes

Income tax expense decreased $15.8 from $31.8 to $16.0 primarily due to a decrease in income before income taxes.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, Other asset-backed securities ("ABS") and traditional Mortgage-backed securities ("MBS").

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$20,311.3	79.2%	$19,944.4	79.3%
Fixed maturities, at fair value using the fair value option	686.8	2.7%	621.3	2.5%
Equity securities, available-for-sale	127.0	0.5%	134.9	0.5%
Short-term investments(1)	110.0	0.4%	15.0	0.1%
Mortgage loans on real estate	3,377.0	13.2%	3,396.1	13.5%
Policy loans	240.7	0.9%	242.0	1.0%
Limited partnerships/corporations	172.4	0.7%	180.9	0.7%
Derivatives	412.9	1.6%	464.4	1.8%
Securities pledged(2)	211.8	0.8%	140.1	0.6%
Total investments	$25,649.9	100.0%	$25,139.1	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See "Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources" for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	March 31, 2014
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$622.4	3.1%	$681.1	3.2%
U.S. Government agencies and authorities	237.0	1.2%	239.7	1.1%
State, municipalities, and political subdivisions	77.2	0.4%	86.5	0.4%
U.S. corporate securities	10,381.3	52.2%	11,030.9	52.0%
Foreign securities(1)	5,580.9	28.0%	5,890.0	27.8%
Residential mortgage-backed securities	1,901.5	9.5%	2,096.3	9.9%
Commercial mortgage-backed securities	655.4	3.3%	723.5	3.4%
Other asset-backed securities	448.4	2.3%	461.9	2.2%
Total fixed maturities, including securities pledged	$19,904.1	100.0%	$21,209.9	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$636.5	3.2%	$670.1	3.2%
U.S. Government agencies and authorities	237.1	1.2%	242.1	1.2%
State, municipalities, and political subdivisions	77.2	0.4%	83.0	0.4%
U.S. corporate securities	10,326.0	52.0%	10,668.2	51.6%
Foreign securities(1)	5,572.5	28.1%	5,770.6	27.9%
Residential mortgage-backed securities	1,916.3	9.7%	2,099.7	10.1%
Commercial mortgage-backed securities	624.5	3.1%	691.7	3.3%
Other asset-backed securities	465.8	2.3%	480.4	2.3%
Total fixed maturities, including securities pledged	$19,855.9	100.0%	$20,705.8	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2014, the average duration of our fixed maturities portfolio, including securities pledged, was between 6 and 7 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of March 31, 2014 and December 31, 2013, the average quality rating of our fixed maturities portfolio was A-. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

▪	when three ratings are received, then the middle rating is applied;

▪	when two ratings are received, then the lower rating is applied;

▪	when a single rating is received, then the ARO rating is applied; and

▪	when ratings are unavailable, then an internal rating is applied.

Total fixed maturities by NAIC designation category, including securities pledged, were as follows as of the dates indicated:

	March 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$681.1	$—	$—	$—	$—	$—	$681.1
U.S. Government agencies and authorities	239.7	—	—	—	—	—	239.7
State, municipalities and political subdivisions	85.5	1.0	—	—	—	—	86.5
U.S. corporate securities	4,796.3	5,592.0	545.4	93.9	—	3.3	11,030.9
Foreign securities (1)	1,678.8	3,877.3	300.2	30.5	—	3.2	5,890.0
Residential mortgage-backed securities	1,971.5	20.9	31.8	5.0	10.0	57.1	2,096.3
Commercial mortgage-backed securities	719.2	—	0.4	3.9	—	—	723.5
Other asset-backed securities	444.1	12.6	3.7	—	1.3	0.2	461.9
Total fixed maturities	$10,616.2	$9,503.8	$881.5	$133.3	$11.3	$63.8	$21,209.9
% of Fair Value	50.0%	44.8%	4.2%	0.6%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$670.1	$—	$—	$—	$—	$—	$670.1
U.S. Government agencies and authorities	242.1	—	—	—	—	—	242.1
State, municipalities and political subdivisions	82.0	1.0	—	—	—	—	83.0
U.S. corporate securities	4,668.0	5,461.7	451.3	83.7	—	3.5	10,668.2
Foreign securities (1)	1,708.0	3,747.5	299.2	12.7	—	3.2	5,770.6
Residential mortgage-backed securities	1,974.1	24.2	30.7	4.8	10.0	55.9	2,099.7
Commercial mortgage-backed securities	687.4	—	0.4	3.9	—	—	691.7
Other asset-backed securities	462.8	13.1	3.6	—	0.7	0.2	480.4
Total fixed maturities	$10,494.5	$9,247.5	$785.2	$105.1	$10.7	$62.8	$20,705.8
% of Fair Value	50.7%	44.6%	3.8%	0.5%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of the dates indicated:

	March 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB	B and Below	Total Fair Value
U.S. Treasuries	$681.1	$—	$—	$—	$—	$—	$681.1
U.S. Government agencies and authorities	239.7	—	—	—	—	—	239.7
State, municipalities and political subdivisions	20.2	65.2	0.1	1.0	—	—	86.5
U.S. corporate securities	159.5	468.1	4,212.2	5,558.8	535.1	97.2	11,030.9
Foreign securities (1)	31.9	418.9	1,393.1	3,806.3	220.5	19.3	5,890.0
Residential mortgage-backed securities	1,760.0	8.6	10.7	45.3	27.9	243.8	2,096.3
Commercial mortgage-backed securities	451.8	19.0	52.2	48.7	41.4	110.4	723.5
Other asset-backed securities	376.1	4.4	31.8	13.1	4.5	32.0	461.9
Total fixed maturities	$3,720.3	$984.2	$5,700.1	$9,473.2	$829.4	$502.7	$21,209.9
% of Fair Value	17.5%	4.6%	26.9%	44.7%	3.9%	2.4%	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB	B and Below	Total Fair Value
U.S. Treasuries	$670.1	$—	$—	$—	$—	$—	$670.1
U.S. Government agencies and authorities	242.1	—	—	—	—	—	242.1
State, municipalities and political subdivisions	19.5	62.5	0.1	0.9	—	—	83.0
U.S. corporate securities	164.4	435.3	4,110.6	5,393.0	477.7	87.2	10,668.2
Foreign securities (1)	30.8	424.1	1,415.1	3,660.6	224.1	15.9	5,770.6
Residential mortgage-backed securities	1,755.9	9.4	11.0	48.3	29.2	245.9	2,099.7
Commercial mortgage-backed securities	342.3	98.6	53.1	48.4	41.5	107.8	691.7
Other asset-backed securities	385.8	11.1	32.3	14.3	7.3	29.6	480.4
Total fixed maturities	$3,610.9	$1,041.0	$5,622.2	$9,165.5	$779.8	$486.4	$20,705.8
% of Fair Value	17.4%	5.0%	27.2%	44.3%	3.8%	2.3%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $187.0 from $368.8 to $181.8 for the three months ended March 31, 2014. The decrease in gross unrealized losses was primarily due to declining interest rates. Gross unrealized losses on fixed maturities, including securities pledged, increased by $16.0 from $53.0 to $69.0 for the three months ended March 31, 2013. The increase in gross unrealized losses was primarily driven by an increase in unrealized losses in Public-Investment Grade Corporate bonds.

As of March 31, 2014 and December 31, 2013, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0. See "Item 1. Note 2. Investments" for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multiyear correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the US economy and, more specifically, the housing market. The first quarter of 2014 has been characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2014, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $59.7, $57.4 and $2.2, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $58.1, $56.1 and $2.5, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
March 31, 2014
	1	73.8%	AAA	0.1%	2007	5.5%
	2	17.8%	AA	1.6%	2006	13.6%
	3	5.8%	A	11.1%	2005 and prior	80.9%
	4	—%	BBB	18.6%		100.0%
	5	2.3%	BB and below	68.6%
	6	0.3%		100.0%
		100.0%
December 31, 2013
	1	74.0%	AAA	0.1%	2007	6.5%
	2	18.7%	AA	2.1%	2006	7.8%
	3	5.9%	A	11.9%	2005 and prior	85.7%
	4	—%	BBB	20.7%		100.0%
	5	1.1%	BB and below	65.2%
	6	0.3%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of March 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $86.4, $67.4 and $1.4, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $87.3, $70.1 and $2.5, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

The following tables summarize our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
March 31, 2014
	1	68.4%	AAA	0.1%	2007	14.5%
	2	18.2%	AA	—%	2006	30.5%
	3	7.8%	A	2.4%	2005 and prior	55.0%
	4	5.6%	BBB	3.3%		100.0%
	5	—%	BB and below	94.2%
	6	—%		100.0%
		100.0%
December 31, 2013
	1	65.4%	AAA	0.1%	2007	14.6%
	2	22.9%	AA	—%	2006	30.0%
	3	6.1%	A	2.7%	2005 and prior	55.4%
	4	5.6%	BBB	3.4%		100.0%
	5	—%	BB and below	93.8%
	6	—%		100.0%
		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans has declined through 2013 and the first quarter of 2014. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics into 2014.  The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance in 2014, following 5 straight years of increasing new issuance volumes. First quarter 2014 volume, while slightly lower on a year-over-year basis, remains robust, reflective of the active and competitive refinancing market.

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

The following tables summarize our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
March 31, 2014
	1	99.4%	AAA	62.5%	2014	2.4%
	2	—%	AA	2.6%	2013	17.3%
	3	0.1%	A	7.2%	2012	—%
	4	0.5%	BBB	6.7%	2011	—%
	5	—%	BB and below	21.0%	2010	0.3%
	6	—%		100.0%	2009	—%
		100.0%			2008	—%
					2007 and prior	80.0%
						100.0%
December 31, 2013
	1	99.3%	AAA	49.5%	2013	8.3%
	2	—%	AA	14.3%	2012	—%
	3	0.1%	A	7.6%	2011	—%
	4	0.6%	BBB	7.0%	2010	—%
	5	—%	BB and below	21.6%	2009	—%
	6	—%		100.0%	2008	—%
		100.0%			2007 and prior	91.7%
						100.0%

As of March 31, 2014, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $407.0, $395.8 and $0.8, respectively. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $423.4, $410.9 and $0.9, respectively.

As of March 31, 2014, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLO") and automobile receivables, comprising 52.5%, 1.9% and 29.2%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 47.1%, 3.3% and 32.7%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
March 31, 2014
	1	99.4%	AAA	92.4%	2014	3.7%
	2	0.5%	AA	0.8%	2013	16.1%
	3	0.1%	A	6.2%	2012	12.7%
	4	—%	BBB	0.5%	2011	8.5%
	5	—%	BB and below	0.1%	2010	4.1%
	6	—%		100.0%	2009	0.3%
		100.0%			2008	11.4%
					2007 and prior	43.2%
						100.0%
December 31, 2013
	1	99.4%	AAA	91.1%	2013	15.4%
	2	0.5%	AA	2.3%	2012	12.3%
	3	0.1%	A	6.0%	2011	12.1%
	4	—%	BBB	0.5%	2010	4.5%
	5	—%	BB and below	0.1%	2009	0.3%
	6	—%		100.0%	2008	11.4%
		100.0%			2007 and prior	44.0%
						100.0%

Troubled Debt Restructuring

Although our portfolio of commercial mortgage loans and private placements is high quality, a small number of these contracts have been granted modifications, certain of which are considered to be troubled debt restructurings. See "Item 1. Note 2. Investments" for further information on troubled debt restructuring.

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

As of March 31, 2014 and December 31, 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 60.1% and 59.8%, respectively. See "Item 8. Note 2. Investments" for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	1.25x - 1.5x	1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
March 31, 2014
Loan to Value Ratios:
0% - 50%	$341.1	$39.9	$19.7	$39.9	$—	$440.6	13.0%
50% - 60%	683.6	92.4	92.2	52.7	—	920.9	27.3%
60% - 70%	1,338.6	323.3	149.2	80.0	0.1	1,891.2	56.0%
70% - 80%	13.8	85.6	5.8	7.9	—	113.1	3.3%
80% and above	—	—	8.0	4.4	—	12.4	0.4%
Total	$2,377.1	$541.2	$274.9	$184.9	$0.1	$3,378.2	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	1.25x - 1.5x	1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2013
Loan to Value Ratios:
0% - 50%	$390.9	$40.3	$20.3	$44.2	$—	$495.7	14.6%
50% - 60%	653.6	93.3	94.7	52.9	—	894.5	26.3%
60% - 70%	1,330.1	322.0	146.5	80.8	0.1	1,879.5	55.3%
70% - 80%	13.9	86.8	6.2	8.0	—	114.9	3.4%
80% and above	—	—	8.1	4.6	—	12.7	0.4%
Total	$2,388.5	$542.4	$275.8	$190.5	$0.1	$3,397.3	100.0%

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value.

See "Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies" in our 2013 Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

During the three months ended March 31, 2014 ,we recorded $0.8 of credit related OTTI of which the primary contributor being $0.7 of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. See “Item 1. Note 2. Investments ” for further information on OTTI.

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

As of March 31, 2014, we had $299.4 of exposure to peripheral Europe, which consists of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturity and equity securities exposure to peripheral European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $109.2, Italy of $119.2, and Spain of $71.0. We had no exposure to Greece or Portugal. As of March 31, 2014, we did not have any derivative assets within the financial institutions in peripheral Europe. For purposes of calculating the derivative assets exposure, we had aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which we either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.9 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2014, our sovereign exposure was $138.1, which consisted of fixed maturities. We also had $376.3 in net exposure to non-peripheral financial institutions with a concentration in France of $57.8, The Netherlands of $52.3, Switzerland of $57.0 and the United Kingdom of $145.8. The balance of $2.4 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to The Netherlands of $429.3 and the United Kingdom of $1,087.1, we had significant non-peripheral European total country exposures in Belgium of $186.9, France of $212.0, Germany of $268.2 and Switzerland of $292.6. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of March 31, 2014:

	Fixed Maturity and Equity Securities						Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin and Collateral	Total, (Fair Value)	Net Non-U.S. Funded at March 31, 2014(1)
Ireland	$—	$—	$108.6	$108.6	$101.8	$—	$—	$—	$0.6	$—	$0.6	$109.2
Italy	—	—	119.2	119.2	109.7	—	—	—	—	—	—	119.2
Spain	—	—	71.0	71.0	66.9	—	—	—	—	—	—	71.0
Total peripheral Europe	—	—	298.8	298.8	278.4	—	—	—	0.6	—	0.6	299.4

Belgium	37.0	—	149.9	186.9	157.4	—	—	—	—	—	—	186.9
France	—	47.6	154.2	201.8	189.1	—	—	28.2	—	18.0	10.2	212.0
Germany	—	35.5	232.7	268.2	249.9	—	—	—	—	—	—	268.2
Netherlands	—	52.3	377.0	429.3	402.3	—	—	—	—	—	—	429.3
Switzerland	—	49.5	235.0	284.5	262.2	—	—	7.5	0.6	—	8.1	292.6
United Kingdom	—	143.4	941.3	1,084.7	1,037.3	—	—	94.3	—	91.9	2.4	1,087.1
Other non- peripheral(2)	101.1	27.9	276.9	405.9	391.4	—	—	—	—	—	—	405.9
Total non-peripheral Europe	138.1	356.2	2,367.0	2,861.3	2,689.6	—	—	130.0	0.6	109.9	20.7	2,882.0
Total	$138.1	$356.2	$2,665.8	$3,160.1	$2,968.0	$—	$—	$130.0	$1.2	$109.9	$21.3	$3,181.4
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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC's statutory admitted assets as of the prior December 31. As of March 31, 2014, we had an outstanding receivable of $72.0 from Voya Financial, Inc. under the reciprocal loan agreement. As of December 31, 2013, we did not have any outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 55.4% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2014, ILIAC had securities lending collateral assets of $163.0, which represents approximately 0.2% of its general account statutory admitted assets.

We believe that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2014 and 2013, ILIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2014 and 2013, ILIAC did not pay a dividend or distribution on its common stock to its Parent.

On May 2, 2014, we declared an ordinary dividend in the amount of $281.0, payable on or after May 15,2014.

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
(3) Moody’s financial strength ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody's appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category.
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

Ratings actions affirmation and outlook changes by S&P, Fitch, Moody's and A.M. Best Company, Inc. ("A.M. Best") from January 1, 2014 through May 13, 2014 are as follows:

•	On March 14, 2014, S&P affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

•	On March 6, 2014, Fitch affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

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

In addition, we have entered a reinsurance agreement, accounted for under the deposit method, that contains an embedded derivative, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivative is included in Other liabilities on the Condensed Consolidated Balance Sheets, and changes in the fair value of the embedded derivative are recorded in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Reinsurance

Effective January 1, 2014, ILIAC entered into a coinsurance agreement with Langhorne I, LLC, a newly formed affiliated captive reinsurance company to manage reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee business. This agreement is accounted for under the deposit method. As such, a $124.7 deposit liability and $57.5 reinsurance asset was established in Other Liabilities and Other Assets, respectively, on the Balance Sheets.

Contingencies

For information regarding other contingencies related to legal proceedings, regulatory matters and other contingencies involving us, see "Item 1. Note 10. Commitments and Contingencies."

Legislative and Regulatory Developments

Regulatory Proposals

State insurance regulators, the National Association of Insurance Commissioners (“NAIC”) and other regulatory agencies are investigating the life insurance industry’s use of affiliated captive reinsurers and offshore entities to reinsure insurance risks. In October 2011, the NAIC established a subgroup to study insurers’ use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the New York Department of Financial Services (“NYDFS”) released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. In March 2014, the Missouri Department of Insurance, Division of Insurance Company Regulation (the “Missouri Division”) notified Voya Financial, Inc. that it is performing a review of special purpose life reinsurance captive insurance company transactions that have occurred in Missouri’s captive program and, as part of that review, the Missouri Division has requested information from Voya Financial, Inc. regarding our captive reinsurance affiliates. The NAIC is currently considering several captive proposals. The Principle-Based Reserving Implementation Task Force of the NAIC is considering the February 17, 2014 report of Rector and Associates which proposes a new regulatory framework for captives assuming term life insurance (“XXX”) or universal life insurance with secondary guarantees (“AXXX”) business that are created on or after July 1, 2014 or that were created prior to July 1, 2014 but reinsure direct business written on or after January 1, 2015. The Financial Regulation Standards and Accreditation Committee of the NAIC is considering a proposal to require states to apply NAIC accreditation standards applicable to traditional insurers to captives that enter into reinsurance agreements on or after July 1, 2014 or with respect to reinsurance agreements entered into prior to July 1, 2014 on direct business written on or after January 1, 2015. We cannot predict what actions and regulatory changes will result from the NAIC study, the NYDFS report, the FIO report, the Missouri Division review or current or future NAIC captives proposals, or what impact such changes will have on our financial condition and results of operation. We utilize captive reinsurers to satisfy certain reserve requirements related to certain of our stabilizer and variable annuities policies. If state insurance regulators determine to restrict our use of captive reinsurers, either retroactively or prospectively, it could require us to increase statutory reserves, incur higher operating and/or tax costs or reduce sales.

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

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See "Item 1. Note 10. Commitments and Contingencies."

Item 1A.    Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect our business or operations described under "Risk Factors" in Part I, Item 1A. of the 2013 Annual Report on Form 10-K.

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

State insurance regulators, the NAIC and other regulatory agencies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use affiliated captive reinsurance companies primarily to reinsure certain of our variable annuities and to fund statutory stable value reserves in excess of the economic reserve level. In October 2011, the NAIC established a subgroup to study insurers' use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the NYDFS released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the FIO issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. In March 2014, the Missouri Division notified Voya Financial, Inc. that it is performing a review of special purpose life reinsurance captive insurance company transactions that have occurred in Missouri's captive program and, as part of that review, the Missouri Division has requested information from Voya Financial, Inc. regarding our captive reinsurance affiliates. The NAIC is currently considering several captive proposals. The Principle-Based Reserving Implementation Task Force of the NAIC is considering the February 17, 2014 report of Rector and Associates which proposes a new regulatory framework for captives assuming term life insurance (“XXX”) and universal life insurance with secondary guarantees (“AXXX”) business that are created on or after July 1, 2014 or that were created prior to July 1, 2014 but reinsure direct business written on or after January 1, 2015. The Financial Regulation Standards and Accreditation Committee of the NAIC is considering a proposal to require states to apply NAIC accreditation standards applicable to traditional insurers to captives that enter into reinsurance agreements on or after July 1, 2014 or with respect to reinsurance agreements entered into prior to July 1, 2014 on direct business written on or after January 1, 2015. We cannot predict what actions and regulatory changes will result from the NAIC study, the NYDFS report, the FIO report, the Missouri Division review or current or future NAIC captives proposals, or what impact such actions and changes will have on our financial condition and results of operations. Any regulatory action that prohibits or limits our use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, could have a material adverse impact on our financial condition or results of operations.

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

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. See "Item 1. Note 10. Commitments and Contingencies" for the quarter ended March 31, 2014 for a description of certain regulatory inquiries affecting the Company. It is possible that future regulatory inquiries or investigations involving the insurance industry generally, or the Company specifically, could materially and adversely affect our business, results of operations or financial condition.

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

Item 5.    Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended March 31, 2014 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, including the Company have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 31, 2014. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc. and the Company and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, including the Company, or involve the management of Voya Financial, Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the quarter ended March 31, 2014, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended March 31, 2014, ING Bank had gross revenues of approximately $3.4 million related to these activities, which was principally related to legacy loan repayment. ING Bank estimates that it had net profit of approximately $62.5 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on pages 68 - 70 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2014			ING Life Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Mark B. Kaye
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

4.3	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75964), as filed on July 29, 1997.
4.4	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75980), as filed on February 12, 1997.
4.5	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75964), as filed on February 11, 1997.
4.6	Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-75986), as filed on April 12, 1996.
4.7	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 4, 1999.
4.8	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-75988), as filed on April 15, 1996.
4.9	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 17, 1996.
4.10	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-91846), as filed on April 15, 1996.
4.11	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-91846), as filed on August 6, 1996.
4.12	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 21, 1996.
4.13	Incorporated by reference to Post-Effective Amendment No. 12 to Registration Statement on Form N-4 (File No. 33-75982), as filed on February 20, 1997.
4.14	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-75992), as filed on February 13, 1997.
4.15	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75974), as filed on February 28, 1997.
4.16	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1996.
4.17	Incorporated by reference to Post-Effective Amendment No. 14 to Registration Statement on Form N-4 (File No. 33-75962), as filed on April 17, 1998.
4.18	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-75982), as filed on April 22, 1996.
4.19	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-75980), as filed on August 19, 1997.
4.20	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-56297), as filed on June 8, 1998.
4.21	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form N-4 (File No. 33-79122), as filed on August 16, 1995.
4.22	Incorporated by reference to Post-Effective Amendment No. 32 to Registration Statement on Form N-4 (File No. 33-34370), as filed on December 16, 1997.
4.23	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-34370), as filed on September 29, 1997.

Exhibit Index
4.24	Incorporated by reference to Post-Effective Amendment No. 26 to Registration Statement on Form N-4 (File No. 33-34370), as filed on February 21, 1997.
4.25	Incorporated by reference to Post-Effective Amendment No. 35 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 17, 1998.
4.26	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 33-87932), as filed on September 19, 1995.
4.27	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 17, 1998.
4.28	Incorporated by reference to Post-Effective Amendment No. 7 to Registration Statement on Form N-4 (File No. 33-79122), as filed on April 22, 1997.
4.29	Incorporated by reference to Post-Effective Amendment No. 21 to Registration Statement on Form N-4 (File No. 33-75996), as filed on February 16, 2000.
4.30	Incorporated by reference to Post-Effective Amendment No. 13 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 7, 1999.
4.31	Incorporated by reference to Post-Effective Amendment No. 37 to Registration Statement on Form N-4 (File No. 33-34370), as filed on April 9, 1999.
4.32	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87305), as filed on December 13, 1999.
4.33	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-56297), as filed on August 30, 2000.
4.34	Incorporated by reference to Post-Effective Amendment No.17 to Registration Statement on Form N-4 (File No. 33-75996), as filed on April 7, 1999.
4.35	Incorporated by reference to Post-Effective Amendment No. 19 to Registration Statement on Form N-4 (File No. 333-01107), as filed on February 16, 2000.
4.36	Incorporated by reference to the Registration Statement on Form S-2 (File No. 33- 64331), as filed on November 16, 1995.
4.37	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-2 (File No. 33-64331), as filed on January 17, 1996.
4.38	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 33-75988), as filed on December 30, 2003.
4.39	Incorporated by reference to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No. 33-75980), as filed on April 16, 2003.
4.40	Incorporated by reference to Post-Effective Amendment No. 30 to Registration Statement on Form N-4 (File No. 333-01107), as filed on April 10, 2002.
4.41	Incorporated by reference to Post-Effective Amendment No. 24 to Registration Statement on Form N-4 (File No. 33-81216), as filed on April 11, 2003.
4.42	Incorporated by reference to Registration Statement on Form N-4 (File No. 333-109860), as filed on October 21, 2003.
4.43	Incorporated by reference to Post-Effective Amendment No. 39 to Registration Statement on Form N-4 (File No. 33-75962), as filed on December 17, 2004.
4.44	Incorporated by reference to Initial Registration Statement on Form N-4 (File No. 333-130822), as filed on January 3, 2006.
4.45	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-87131), as filed on December 15, 1999.
4.46	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.
4.47	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.
4.48	Incorporated by reference to Post-Effective Amendment No. 9 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 17, 1998.
4.49	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form N-4 (File No. 33-80750), as filed on April 23, 1997.
4.50	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.
4.51	Incorporated by reference to Registration Statement on Form S-2 (File No. 33-63657), as filed on October 25, 1995.

Exhibit Index
4.52	Incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on January 17, 1996.
4.53	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-63657), as filed on November 24, 1997.
4.54	Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-2 (File No. 33-64331), as filed on November 24, 1997.
4.55	Incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form N-4 (File No. 33-59749), as filed on November 26, 1997.
4.56	Incorporated by reference to Registration Statement on Form N-4 (File No. 33-59749), as filed on June 1, 1995.
4.57	Incorporated by reference to Post-Effective Amendment No. 4 to Registration Statement on Form N-4 (File No. 33-59749), as filed on April 16, 1997.
4.58	Incorporated by reference to Post-Effective Amendment No. 34 to Registration Statement on Form N-4 (File No. 333-109860) as filed with the SEC on June 11, 2010.
31.1+	Certificate of Mark B. Kaye pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Mary E. Beams pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Mark B. Kaye pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Mary E. Beams pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10+	Amendment 2013-1, dated as of January 1, 2014, to Reciprocal Loan Agreement, effective April 1, 2011, between ILIAC and ING America Holdings, Inc. (nka Voya Financial, Inc.)
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

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

