Form 10-Q
period 2014-06-30
ING LIFE INSURANCE & ANNUITY CO
filed 2014-08-12
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒       No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 6, 2014, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Lion Connecticut Holdings Inc.

NOTE:  WHEREAS ING LIFE INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Form 10-Q for the period ended June 30, 2014

As used in this Quarterly Report on Form 10-Q, "ILIAC" refers to ING Life Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to ILIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management's Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management's Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 033-23376) (the "Annual Report on Form 10-K") and "Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 033-23376).

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

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.     Financial Statements

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share data)

	June 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $18,937.1 as of 2014 and $19,096.7 as of 2013)	$20,597.4	$19,944.4
Fixed maturities, at fair value using the fair value option	693.7	621.3
Equity securities, available-for-sale, at fair value (cost of $107.5 as of 2014 and $119.4 as of 2013)	123.1	134.9
Short-term investments	15.0	15.0
Mortgage loans on real estate, net of valuation allowance of $1.2 as of 2014 and 2013	3,434.4	3,396.1
Policy loans	239.6	242.0
Limited partnerships/corporations	228.9	180.9
Derivatives	445.8	464.4
Securities pledged (amortized cost of $223.1 as of 2014 and $137.9 as of 2013)	236.4	140.1
Total investments	26,014.3	25,139.1
Cash and cash equivalents	413.5	378.9
Short-term investments under securities loan agreements, including collateral delivered	241.5	135.8
Accrued investment income	285.5	285.0
Reinsurance recoverable	1,974.9	2,016.6
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	953.2	1,189.7
Notes receivable from affiliate	175.0	175.0
Due from affiliates	59.9	62.9
Property and equipment	76.6	78.4
Other assets	215.3	114.0
Assets held in separate accounts	64,362.4	60,104.9
Total assets	$94,772.1	$89,680.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share data)

	June 30, 2014	December 31, 2013
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$24,732.9	$24,589.6
Payable for securities purchased	42.7	13.7
Payables under securities loan agreements, including collateral held	472.1	264.4
Long-term debt	4.9	4.9
Due to affiliates	143.6	121.6
Derivatives	193.9	216.6
Current income tax payable to Parent	13.3	74.1
Deferred income taxes	374.9	190.1
Other liabilities	461.0	347.0
Liabilities related to separate accounts	64,362.4	60,104.9
Total liabilities	90,801.7	85,926.9

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2014 and 2013; $50 par value per share)	2.8	2.8
Additional paid-in capital	3,673.8	3,953.3
Accumulated other comprehensive income (loss)	871.6	495.4
Retained earnings (deficit)	(577.8)	(698.1)
Total shareholder's equity	3,970.4	3,753.4
Total liabilities and shareholder's equity	$94,772.1	$89,680.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net investment income	$340.1	$342.9	$683.7	$691.1
Fee income	195.5	183.1	389.2	358.0
Premiums	14.5	7.2	28.5	15.1
Broker-dealer commission revenue	61.1	61.0	123.2	118.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.4)	(1.8)	(2.3)	(2.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	(0.5)	—	(1.0)
Net other-than-temporary impairments recognized in earnings	(1.4)	(1.3)	(2.3)	(1.9)
Other net realized capital gains (losses)	(22.8)	(68.6)	(65.8)	(108.1)
Total net realized capital gains (losses)	(24.2)	(69.9)	(68.1)	(110.0)
Other revenue	0.2	(0.6)	1.7	(5.5)
Total revenues	587.2	523.7	1,158.2	1,067.5
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	228.7	145.3	462.8	332.1
Operating expenses	187.5	176.3	380.8	349.9
Broker-dealer commission expense	61.1	61.0	123.2	118.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	6.9	28.3	26.7	46.9
Interest expense	—	—	—	0.1
Total benefits and expenses	484.2	410.9	993.5	847.8
Income (loss) before income taxes	103.0	112.8	164.7	219.7
Income tax expense (benefit)	28.4	35.9	44.4	67.7
Net income (loss)	$74.6	$76.9	$120.3	$152.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$74.6	$76.9	$120.3	$152.0
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	253.5	(639.9)	569.4	(809.4)
Other-than-temporary impairments	0.7	0.5	7.3	1.4
Pension and other postretirement benefits liability	(0.5)	(0.4)	(1.1)	(1.0)
Other comprehensive income (loss), before tax	253.7	(639.8)	575.6	(809.0)
Income tax expense (benefit) related to items of other comprehensive income (loss)	87.0	(222.8)	199.4	(281.0)
Other comprehensive income (loss), after tax	166.7	(417.0)	376.2	(528.0)
Comprehensive income (loss)	$241.3	$(340.1)	$496.5	$(376.0)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2014	$2.8	$3,953.3	$495.4	$(698.1)	$3,753.4
Comprehensive income (loss):
Net income (loss)	—	—	—	120.3	120.3
Other comprehensive income (loss), after tax	—	—	376.2	—	376.2
Total comprehensive income (loss)					496.5
Dividends paid and distributions of capital	—	(281.0)	—	—	(281.0)
Employee related benefits	—	1.5	—	—	1.5
Balance at June 30, 2014	$2.8	$3,673.8	$871.6	$(577.8)	$3,970.4

Balance at January 1, 2013	$2.8	$4,217.2	$1,023.0	$(981.6)	$4,261.4
Comprehensive income (loss):
Net income (loss)	—	—	—	152.0	152.0
Other comprehensive income (loss), after tax	—	—	(528.0)	—	(528.0)
Total comprehensive income (loss)					(376.0)
Dividends paid and distributions of capital	—	(174.0)	—	—	(174.0)
Employee related benefits	—	0.1	—	—	0.1
Balance at June 30, 2013	$2.8	$4,043.3	$495.0	$(829.6)	$3,711.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$488.2	$572.3
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,612.3	1,781.4
Equity securities, available-for-sale	14.1	0.4
Mortgage loans on real estate	218.7	91.4
Limited partnerships/corporations	19.3	13.8
Acquisition of:
Fixed maturities	(1,586.7)	(2,160.3)
Equity securities, available-for-sale	—	(0.3)
Mortgage loans on real estate	(257.0)	(406.8)
Limited partnerships/corporations	(61.0)	(4.1)
Derivatives, net	(2.7)	(101.2)
Policy loans, net	2.4	1.1
Short-term investments, net	—	369.3
Collateral received (delivered), net	102.0	(61.4)
Purchases of fixed assets, net	—	(0.2)
Net cash provided by (used in) investing activities	61.4	(476.9)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,083.9	1,251.7
Maturities and withdrawals from investment contracts	(1,317.9)	(1,252.0)
Dividends paid and distributions of capital	(281.0)	(174.0)
Net cash used in financing activities	(515.0)	(174.3)
Net increase (decrease) in cash and cash equivalents	34.6	(78.9)
Cash and cash equivalents, beginning of period	378.9	363.4
Cash and cash equivalents, end of period	$413.5	$284.5

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

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014), together with its subsidiaries, including the Company. On April 11, 2013, Voya Financial, Inc. announced plans to rebrand as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its remaining shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of Voya Financial, Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership of Voya Financial, Inc. to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc. in a registered public offering. On March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the "Direct Share Repurchase") (the offering and the Direct Share Repurchase collectively, the "Transactions"). Upon completion of the Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 43%.

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

The accompanying Condensed Consolidated Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2014, its results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, and its changes in shareholder's equity and statements of cash flows for the six months ended June 30, 2014 and 2013, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report on Form 10-K"), filed with the Securities and Exchange Commission ("SEC"), which included all disclosures required by U.S. GAAP. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company included in the Annual Report on Form 10-K.

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

The provisions of ASU 2013-11 were adopted prospectively by the Company on January 1, 2014 to all unrecognized tax benefits existing on that date. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the guidance is consistent with that previously applied.

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

The provisions of ASU 2013-04 were adopted by the Company on January 1, 2014. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the Company did not have any fixed obligations under joint and several liable arrangements as of January 1, 2014.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fees Paid to the Federal Government by Health Insurers
In July 2011, the FASB issued ASU 2011-06, "Other Expenses (ASC Topic 720): Fees Paid to the Federal Government by Health Insurers" ("ASU 2011-06"), which specifies how health insurers should recognize and classify the annual fee imposed by the Patient Protection and Affordable Care Act as amended by the Health Care Education Reconciliation Act (the "Acts"). The liability for the fee should be estimated and recorded in full at the time the entity provides qualifying health insurance in the year in which the fee is payable, with a corresponding deferred cost that is amortized to expense.

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

Future Adoption of Accounting Pronouncements

Repurchase Agreements
In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (ASC Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" ("ASU 2014-11"), which (1) changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and (2) requires separate accounting for a transfer of a financial asset executed with a repurchase agreement with the same counterparty. This will result in secured borrowing accounting for the repurchase agreement. The amendments also require additional disclosures for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings.

The provisions of ASU 2014-11 are effective for the first interim or annual period beginning after December 15, 2014, with the exception of disclosure amendments for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company does not expect ASU 2014-11 to have an impact on its financial condition or results of operations, as the Company has not historically met the requirements for sale accounting treatment for such secured borrowing arrangements. The Company is currently in the process of determining the impact of adoption of the disclosure provisions of ASU 2014-11.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" ("ASU 2014-09"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when, or as, the entity satisfies a performance obligation under the contract. The standard also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The provisions of ASU 2014-09 are effective retrospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09.
Discontinued Operations and Disposals
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), which requires the disposal of a component of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the entity's operations and financial results. The component should be reported in discontinued operations when it meets the criteria to be classified as held for sale, is disposed of by sale or is disposed of other than by sale.

The amendments also require additional disclosures about discontinued operations, including disclosures about an entity’s significant continuing involvement with a discontinued operation, and disclosures for a disposal of an individually significant component of an entity that does not qualify for discontinued operations.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2014-08 are effective for annual periods beginning after December 15, 2014 and for interim periods beginning after December 15, 2015. The amendments should be applied prospectively to disposals and classifications as held for sale that occur within those periods.

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$692.5	$78.9	$0.2	$—	$771.2	$—
U.S. Government agencies and authorities	54.9	1.9	—	—	56.8	—
State, municipalities and political subdivisions	109.1	11.6	—	—	120.7	—
U.S. corporate securities	10,304.5	921.9	45.9	—	11,180.5	1.8

Foreign securities(1):
Government	362.3	28.3	4.5	—	386.1	—
Other	5,220.7	408.8	18.5	—	5,611.0	—
Total foreign securities	5,583.0	437.1	23.0	—	5,997.1	—

Residential mortgage-backed securities:
Agency	1,638.3	130.7	6.8	15.5	1,777.7	0.1
Non-Agency	253.5	57.3	2.0	12.2	321.0	12.6
Total Residential mortgage-backed securities	1,891.8	188.0	8.8	27.7	2,098.7	12.7

Commercial mortgage-backed securities	756.4	70.2	0.2	—	826.4	—
Other asset-backed securities	461.7	16.4	2.0	—	476.1	3.0
Total fixed maturities, including securities pledged	19,853.9	1,726.0	80.1	27.7	21,527.5	17.5
Less: Securities pledged	223.1	15.3	2.0	—	236.4	—
Total fixed maturities	19,630.8	1,710.7	78.1	27.7	21,291.1	17.5
Equity securities	107.5	15.6	—	—	123.1	—
Total fixed maturities and equity securities investments	$19,738.3	$1,726.3	$78.1	$27.7	$21,414.2	$17.5
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Represents Other-than Temporary-Impairments ("OTTI") reported as a component of Other comprehensive income (loss).

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
(3) Represents OTTI reported as a component of Other comprehensive income (loss).

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$684.3	$700.1
After one year through five years	3,974.7	4,284.8
After five years through ten years	6,147.4	6,527.4
After ten years	5,937.6	6,614.0
Mortgage-backed securities	2,648.2	2,925.1
Other asset-backed securities	461.7	476.1
Fixed maturities, including securities pledged	$19,853.9	$21,527.5

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2014 and December 31, 2013, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's condensed consolidated Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2014
Communications	$1,288.3	$137.6	$5.2	$1,420.7
Financial	2,247.4	227.8	2.6	2,472.6
Industrial and other companies	8,923.3	661.3	48.8	9,535.8
Transportation	416.1	37.3	1.0	452.4
Utilities	2,650.1	266.7	6.8	2,910.0
Total	$15,525.2	$1,330.7	$64.4	$16,791.5

December 31, 2013
Communications	$1,315.9	$81.5	$36.8	$1,360.6
Financial	2,114.7	166.9	20.2	2,261.4
Industrial and other companies	8,878.5	423.5	213.1	9,088.9
Transportation	440.0	22.5	9.9	452.6
Utilities	2,726.5	159.5	42.3	2,843.7
Total	$15,475.6	$853.9	$322.3	$16,007.2

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities and Equity Securities:
The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the FVO. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income (loss) ("AOCI") and presented net of related changes in Deferred policy acquisition costs ("DAC"), Value of business acquired ("VOBA") and Deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Condensed Consolidated Balance Sheets.
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
The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2014 and December 31, 2013, approximately 54.1% and 50.4%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of June 30, 2014 and December 31, 2013, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to the Company. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of June 30, 2014 and December 31, 2013, the fair value of loaned securities was $177.3 and $97.6, respectively and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2014 and December 31, 2013, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $183.1 and $102.7, respectively, and recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2014 and December 31, 2013, liabilities to return collateral of $183.1 and $102.7, respectively, were included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $0.8 and $1.0 as of June 30, 2014 and December 31, 2013, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS that are accounted for under the FVO for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$62.0	$0.1		$—	$—	$4.9	$0.1	$66.9	$0.2
U.S. government, agencies and authorities	2.5	—	*	—	—	—	—	2.5	—	*
U.S. corporate, state and municipalities	144.5	0.5		47.8	3.2	1,298.7	42.2	1,491.0	45.9
Foreign	54.3	0.2		13.3	0.1	618.8	22.7	686.4	23.0
Residential mortgage-backed	67.2	0.5		11.2	0.2	241.3	8.1	319.7	8.8
Commercial mortgage-backed	27.7	0.2		—	—	—	—	27.7	0.2
Other asset-backed	1.7	—		—	—	41.8	2.0	43.5	2.0
Total	$359.9	$1.5		$72.3	$3.5	$2,205.5	$75.1	$2,637.7	$80.1

*Less than $0.1.

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2013:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$124.4	$2.1	$34.2	$0.8	$—	$—	$158.6	$2.9
U.S. government, agencies and authorities	—	—	—	—	—	—	—	—
U.S. corporate, state and municipalities	1,002.8	22.9	2,413.2	183.8	236.9	32.2	3,652.9	238.9
Foreign	448.8	5.7	1,063.9	86.4	76.2	7.9	1,588.9	100.0
Residential mortgage-backed	262.3	2.9	212.9	12.0	105.8	7.8	581.0	22.7
Commercial mortgage-backed	77.9	0.9	—	—	—	—	77.9	0.9
Other asset-backed	38.9	0.2	30.3	0.2	26.0	3.0	95.2	3.4
Total	$1,955.1	$34.7	$3,754.5	$283.2	$444.9	$50.9	$6,154.5	$368.8

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 96.7% and 89.7% of the average book value as of June 30, 2014 and December 31, 2013, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
June 30, 2014
Six months or less below amortized cost	$422.3	$—	*	$6.1	$—	*	90	1
More than six months and twelve months or less below amortized cost	94.3	—		4.5	—		30	—
More than twelve months below amortized cost	2,199.0	2.2		68.9	0.6		344	2
Total	$2,715.6	$2.2		$79.5	$0.6		464	3
*Less than $0.1

December 31, 2013
Six months or less below amortized cost	$2,054.4	$24.1		$45.3	$5.3		322	7
More than six months and twelve months or less below amortized cost	3,991.4	23.5		272.6	5.8		502	3
More than twelve months below amortized cost	420.4	9.5		37.3	2.5		137	8
Total	$6,466.2	$57.1		$355.2	$13.6		961	18

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses				Number of Securities
	< 20%	> 20%		< 20%		> 20%		< 20%	> 20%
June 30, 2014
U.S. Treasuries	$67.1	$—		$0.2		$—		3	—
U.S. government, agencies and authorities	2.5	—		—	*	—		1	—
U.S. corporate, state and municipalities	1,536.9	—	*	45.9		—	*	210	1
Foreign	709.4	—		23.0		—		97	—
Residential mortgage-backed	328.5	—		8.8		—		133	—
Commercial mortgage-backed	27.9	—		0.2		—		4	—
Other asset-backed	43.3	2.2		1.4		0.6		16	2
Total	$2,715.6	$2.2		$79.5		$0.6		464	3
* Less than $0.1.
December 31, 2013
U.S. Treasuries	$161.5	$—		$2.9		$—		4	—
U.S. government, agencies and authorities	—	—		—		—		—	—
U.S. corporate, state and municipalities	3,869.0	22.8		233.2		5.7		519	2
Foreign	1,665.8	23.1		95.0		5.0		239	5
Residential mortgage-backed	596.9	6.8		21.0		1.7		162	7
Commercial mortgage-backed	78.8	—		0.9		—		12	—
Other asset-backed	94.2	4.4		2.2		1.2		25	4
Total	$6,466.2	$57.1		$355.2		$13.6		961	18

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2014, the Company had no new troubled debt restructurings for private placement or commercial mortgage loans. As of December 31, 2013, the Company had no new private placement troubled debt restructurings and had 20 new commercial mortgage loan troubled debt restructurings with a pre-modification and post modification carrying value of $39.4. The 20 commercial mortgage loans, comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and June 30, 2014, these loans have repaid $7.5 in principal.

As of June 30, 2014 and December 31, 2013, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	June 30, 2014	December 31, 2013
Commercial mortgage loans	$3,435.6	$3,397.3
Collective valuation allowance for losses	(1.2)	(1.2)
Total net commercial mortgage loans	$3,434.4	$3,396.1

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	June 30, 2014	December 31, 2013
Collective valuation allowance for losses, balance at January 1	$1.2	$1.3
Addition to (reduction of) allowance for losses	—	(0.1)
Collective valuation allowance for losses, end of period	$1.2	$1.2

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2014 and 2013.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2014	December 31, 2013
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	37.2	42.9
Subtotal	37.2	42.9
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$37.2	$42.9
Unpaid principal balance of impaired loans	$38.7	$44.4

The following table presents information on restructured loans as of the dates indicated:

	June 30, 2014	December 31, 2013
Troubled debt restructured loans	$31.9	$37.5

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2014 and December 31, 2013. There were no loans 90 days or more past due or loans in arrears with respect to principal and interest as of June 30, 2014 and December 31, 2013.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Impaired loans, average investment during the period (amortized cost)(1)	$40.0	$5.5
Interest income recognized on impaired loans, on an accrual basis(1)	0.6	0.1
Interest income recognized on impaired loans, on a cash basis(1)	0.6	0.1
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.5	—

	Six Months Ended June 30,
	2014	2013
Impaired loans, average investment during the period (amortized cost)(1)	$40.0	$5.6
Interest income recognized on impaired loans, on an accrual basis(1)	1.2	0.2
Interest income recognized on impaired loans, on a cash basis(1)	1.0	0.2
Interest income recognized on troubled debt restructured loans, on an accrual basis	1.0	—
(1)Includes amounts for Troubled debt restructured loans.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2014(1)	December 31, 2013(1)
Loan-to-Value Ratio:
0% - 50%	$440.3	$495.7
>50% - 60%	912.6	894.5
>60% - 70%	1,957.0	1,879.5
>70% - 80%	113.6	114.9
>80% and above	12.1	12.7
Total Commercial mortgage loans	$3,435.6	$3,397.3
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2014(1)	December 31, 2013(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,429.1	$2,388.5
>1.25x - 1.5x	540.2	542.4
>1.0x - 1.25x	282.9	275.8
Less than 1.0x	183.0	190.5
Commercial mortgage loans secured by land or construction loans	0.4	0.1
Total Commercial mortgage loans	$3,435.6	$3,397.3
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$754.9	22.0%	$752.8	22.3%
South Atlantic	747.2	21.7%	707.8	20.8%
West South Central	459.5	13.4%	467.1	13.7%
Middle Atlantic	444.3	12.9%	411.4	12.1%
East North Central	404.7	11.8%	383.1	11.3%
Mountain	270.0	7.9%	263.9	7.8%
West North Central	224.5	6.5%	224.9	6.6%
East South Central	68.2	2.0%	69.6	2.0%
New England	62.3	1.8%	116.7	3.4%
Total Commercial mortgage loans	$3,435.6	100.0%	$3,397.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	June 30, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,080.3	31.4%	$1,082.1	31.9%
Industrial	931.4	27.1%	972.6	28.6%
Apartments	486.3	14.2%	445.2	13.1%
Office	444.0	12.9%	462.1	13.6%
Hotel/Motel	158.1	4.6%	182.8	5.4%
Mixed Use	143.9	4.2%	70.9	2.1%
Other	191.6	5.6%	181.6	5.3%
Total Commercial mortgage loans	$3,435.6	100.0%	$3,397.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2014(1)	December 31, 2013(1)
Year of Origination:
2014	$232.1	$—
2013	762.0	785.2
2012	895.1	908.1
2011	730.9	792.8
2010	110.1	121.1
2009	67.9	68.4
2008 and prior	637.5	721.7
Total Commercial mortgage loans	$3,435.6	$3,397.3
(1) Balances do not include collective valuation allowance for losses.

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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$—	—
Foreign(1)	1.2		5	—	—
Residential mortgage-backed	0.2		12	1.3	21
Commercial mortgage-backed	—		—	—	—
Other asset-backed	—	*	1	—	—
Total	$1.4		18	$1.3	21
(1) Primarily U.S. dollar denominated.
*Less than $0.1
	Six Months Ended June 30,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.1		1	$—	—
Foreign(1)	1.2		5	—	—
Residential mortgage-backed	0.9		15	1.8	27
Commercial mortgage-backed	0.1		2	0.1	2
Other asset-backed	—	*	1	—	—
Total	$2.3		24	$1.9	29
(1) Primarily U.S. dollar denominated.
*Less than $0.1

The above tables include $0.1 and $0.9 of write-downs related to credit impairments for the three and six months ended June 30, 2014, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $1.3 and $1.4 in write-downs for the three and six months ended June 30, 2014, respectively, are related to intent impairments.

The above tables include $1.3 and $1.8 and of write-downs related to credit impairments for the three and six months ended June 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The Company did not have any write-downs for the three months ended June 30, 2013, related to intent impairments. The remaining $0.1 in write-downs for the six months ended June 30, 2013 are related to intent impairments.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2014		2013
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$—	—
Foreign(1)	$1.2	5	$—	—
Residential mortgage-backed	0.1	2	—	—
Commercial mortgage-backed	—	—	—	—
Other asset-backed	—	—	—	—
Total	$1.3	7	$—	—
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2014		2013
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$—	—
Foreign(1)	$1.2	5	$—	—
Residential mortgage-backed	0.1	2	—	—
Commercial mortgage-backed	0.1	2	0.1	2
Other asset-backed	—	—	—	—
Total	$1.4	9	$0.1	2
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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Balance at April 1	$19.6	$19.8
Additional credit impairments:
On securities not previously impaired	—	0.6
On securities previously impaired	0.1	0.6
Reductions:
Securities sold, matured, prepaid or paid down	0.7	0.8
Balance at June 30	$19.0	$20.2

	Six Months Ended June 30,
	2014	2013
Balance at January 1	$19.6	$20.0
Additional credit impairments:
On securities not previously impaired	0.7	0.8
On securities previously impaired	0.2	1.0
Reductions:
Securities sold, matured, prepaid or paid down	1.5	1.6
Balance at June 30	$19.0	$20.2

Net Investment Income

The following tables summarize Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fixed maturities	$297.5	$300.7	$598.3	$608.3
Equity securities, available-for-sale	2.4	(1.0)	4.5	(0.1)
Mortgage loans on real estate	41.7	40.9	81.8	77.5
Policy loans	3.3	3.2	6.6	6.4
Short-term investments and cash equivalents	0.2	0.3	0.3	0.5
Other	7.6	11.2	17.5	22.9
Gross investment income	352.7	355.3	709.0	715.5
Less: Investment expenses	12.6	12.4	25.3	24.4
Net investment income	$340.1	$342.9	$683.7	$691.1

As of June 30, 2014 and December 31, 2013, the Company did not have any investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$(3.2)	$(2.0)	$0.3	$(2.2)
Fixed maturities, at fair value option	(10.9)	(66.2)	(23.5)	(105.1)
Equity securities, available-for-sale	0.3	—	1.3	—
Derivatives	4.6	(41.9)	(12.9)	(61.8)
Embedded derivative - fixed maturities	(0.8)	(11.8)	(1.3)	(17.2)
Embedded derivative - product guarantees	(14.2)	52.2	(32.0)	76.5
Other investments	—	(0.2)	—	(0.2)
Net realized capital gains (losses)	$(24.2)	$(69.9)	$(68.1)	$(110.0)
After-tax net realized capital gains (losses)	$(15.7)	$(47.3)	$(44.2)	$(73.4)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds on sales	$499.0	$87.0	$970.0	$923.2
Gross gains	8.6	1.9	20.9	9.2
Gross losses	10.2	2.5	20.1	8.3

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into a reinsurance agreement, accounted for under the deposit method, which contains an embedded derivative for which the fair value is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in Investments, Future policy benefits and contract owner account balances and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2014				December 31, 2013
	Notional Amount	Asset Fair Value		Liability Fair Value	Notional Amount	Asset Fair Value		Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$638.3	$103.7		$—	$763.3	$81.0		$0.2
Foreign exchange contracts	51.2	1.7		0.6	51.2	2.2		0.6
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	24,751.7	328.2		187.3	21,442.7	367.6		206.2
Foreign exchange contracts	130.1	4.7		6.0	145.9	5.5		9.6
Equity contracts	10.7	—	*	—	9.1	—	*	—
Credit contracts	384.0	7.5		—	384.0	8.1		—
Embedded derivatives:
Within fixed maturity investments	N/A	27.7		—	N/A	29.0		—
Within annuity products	N/A	—		57.7	N/A	—		23.1
Within reinsurance agreements	N/A	—		(12.6)	N/A	—		(54.0)
Total		$473.5		$239.0		$493.4		$185.7
* Less than $0.1.

(1)	Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2014 and December 31, 2013. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	June 30, 2014
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$384.0	$7.5	$—
Foreign exchange contracts	181.3	6.4	6.6
Interest rate contracts	25,390.0	431.9	187.3
		445.8	193.9

Counterparty netting(1)		(175.4)	(175.4)
Cash collateral netting(1)		(229.4)	—
Securities collateral netting(1)		—	(13.2)
Net receivables/payables		$41.0	$5.3
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

	December 31, 2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$384.0	$8.1	$—
Foreign exchange contracts	197.1	7.7	10.2
Interest rate contracts	22,206.0	448.6	206.4
		464.4	216.6

Counterparty netting(1)		(201.3)	(201.3)
Cash collateral netting(1)		(134.0)	(5.4)
Securities collateral netting(1)		(15.9)	(4.8)
Net receivables/payables		$113.2	$5.1
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2014, the Company held $172.5 and $58.1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2013, the Company held $127.4 and $1.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2014 , the Company delivered $59.1 of securities and held no securities as collateral. As of December 31, 2013, the Company delivered $42.5 of securities and held $16.3 of securities as collateral.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$(0.1)	$—	$—	$0.1
Foreign exchange contracts	0.2	—	0.3	—
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	3.0	(45.4)	(15.6)	(77.9)
Foreign exchange contracts	(0.2)	2.6	—	12.0
Equity contracts	0.6	0.4	1.0	1.7
Credit contracts	1.1	0.5	1.4	2.3
Managed custody guarantees	0.1	0.1	0.1	0.1
Embedded derivatives:
Within fixed maturity investments(2)	(0.8)	(11.8)	(1.3)	(17.2)
Within annuity products(2)	(14.3)	52.1	(32.1)	76.4
Within reinsurance agreements(3)	(18.1)	45.0	(41.4)	45.8
Total	$(28.5)	$43.5	$(87.6)	$43.3
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in the Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2014 and 2013, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of June 30, 2014, the fair values of credit default swaps of $7.5 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2013, the fair values of credit default swaps of $8.1 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, on the Condensed Consolidated Balance Sheets. As of June 30, 2014 and December 31, 2013, the maximum potential future exposure to the Company was $384.0 in credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to ASU 2011-04, "Fair Value Measurements (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP" ("ASU 2011-04"). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note in the Consolidated Financial Statements in Part II, Item 8. of the Company's Annual Report on Form 10-K. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$715.1	$56.1	$—	$771.2
U.S. Government agencies and authorities	—	56.8	—	56.8
U.S. corporate, state and municipalities	—	11,029.8	271.4	11,301.2
Foreign(1)	—	5,851.5	145.6	5,997.1
Residential mortgage-backed securities	—	2,077.5	21.2	2,098.7
Commercial mortgage-backed securities	—	826.4	—	826.4
Other asset-backed securities	—	473.7	2.4	476.1
Total fixed maturities, including securities pledged	715.1	20,371.8	440.6	21,527.5
Equity securities, available-for-sale	85.9	—	37.2	123.1
Derivatives:
Interest rate contracts	—	431.9	—	431.9
Foreign exchange contracts	—	6.4	—	6.4
Credit contracts	—	7.5	—	7.5
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	670.0	—	—	670.0
Assets held in separate accounts	59,155.2	5,191.3	15.9	64,362.4
Total assets	$60,626.2	$26,008.9	$493.7	$87,128.8

Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$25.7	$25.7
Stabilizer and MCGs	—	—	32.0	32.0
Other derivatives:
Interest rate contracts	—	187.3	—	187.3
Foreign exchange contracts	—	6.6	—	6.6
Embedded derivative on reinsurance	—	(12.6)	—	(12.6)
Total liabilities	$—	$181.3	$57.7	$239.0
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2014 and 2013. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended June 30, 2014:

	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$2.5	$—	$—	$—	$—	$—	$—	$—	$(2.5)	$—	$—
U.S. corporate, state and municipalities	183.4	(0.1)	0.4	43.1	—	—	(0.9)	45.5	—	271.4	(0.1)
Foreign	34.8	—	(0.6)	56.3	—	—	—	68.4	(13.3)	145.6	—
Residential mortgage-backed securities	23.1	(0.7)	0.1	0.3	—	—	—	—	(1.6)	21.2	(0.7)
Commercial mortgage-backed securities	14.0	—	—	—	—	—	—	—	(14.0)	—	—
Other asset-backed securities	11.1	—	—	—	—	—	(0.2)	—	(8.5)	2.4	—
Total fixed maturities, including securities pledged	268.9	(0.8)	(0.1)	99.7	—	—	(1.1)	113.9	(39.9)	440.6	(0.8)
Equity securities, available-for-sale	37.2	—	—	—	—	—	—	—	—	37.2	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(18.0)	(12.8)	—	—	(1.2)	—	—	—	—	(32.0)	—
FIA(1)	(24.3)	(1.4)	—	—	—	—	—	—	—	(25.7)	—
Assets held in separate accounts(4)	17.9	0.1	—	0.1	—	(2.2)	—	—	—	15.9	—
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

(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income (loss) for the Company.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the six months ended June 30, 2014:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$5.1	$—	$—	$—	$—	$—	$—	$—	$(5.1)	$—	$—
U.S. corporate, state and municipalities	145.3	(0.1)	2.8	81.3	—	—	(2.9)	45.0	—	271.4	(0.1)
Foreign	42.8	—	1.9	56.3	—	—	—	66.8	(22.2)	145.6	—
Residential mortgage-backed securities	23.7	(1.1)	0.1	0.3	—	—	—	—	(1.8)	21.2	(1.1)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	17.7	0.7	(0.5)	—	—	—	(7.1)	—	(8.4)	2.4	—
Total fixed maturities, including securities pledged	234.6	(0.5)	4.3	137.9	—	—	(10.0)	111.8	(37.5)	440.6	(1.2)
Equity securities, available-for-sale	35.9	—	1.3	—	—	—	—	—	—	37.2	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	—	(29.6)	—	—	(2.4)	—	—	—	—	(32.0)	—
FIA(1)	(23.1)	(2.4)	—	—	(0.2)	—	—	—	—	(25.7)	—
Assets held in separate accounts(4)	13.1	0.1	—	5.9	—	(3.2)	—	—	—	15.9	—
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

(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income (loss) for the Company.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended June 30, 2013:

	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	167.6	(0.1)	(1.9)	—	—	—	(0.8)	—	(24.9)	139.9	(0.1)
Foreign	25.7	—	(0.4)	—	—	—	(6.6)	—	—	18.7	—
Residential mortgage-backed securities	18.4	(0.4)	0.3	18.6	—	—	—	—	(6.1)	30.8	(0.4)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	27.4	0.6	(0.1)	—	—	—	(3.2)	—	—	24.7	0.3
Total fixed maturities, including securities pledged	239.1	0.1	(2.1)	18.6	—	—	(10.6)	—	(31.0)	214.1	(0.2)
Equity securities, available-for-sale	35.8	(0.1)	1.2	—	—	—	—	—	—	36.9	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(78.0)	51.7	—	—	(1.7)	—	—	—	—	(28.0)	—
FIA(1)	(21.6)	0.5	—	—	—	—	—	—	—	(21.1)	—
Assets held in separate accounts(4)	2.2	(0.1)	—	21.1	—	(3.3)	—	—	—	19.9	(0.1)
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

(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income (loss) for the Company.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the six months ended June 30, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	154.6	(0.2)	(1.0)	—	—	—	(2.4)	17.6	(28.7)	139.9	(0.2)
Foreign	24.6	—	0.7	—	—	—	(6.6)	—	—	18.7	—
Residential mortgage-backed securities	9.1	(0.8)	0.1	22.4	—	—	—	—	—	30.8	(0.7)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	33.2	1.7	(0.3)	—	—	—	(9.9)	—	—	24.7	0.4
Total fixed maturities, including securities pledged	221.5	0.7	(0.5)	22.4	—	—	(18.9)	17.6	(28.7)	214.1	(0.5)
Equity securities, available-for-sale	17.0	(0.1)	2.2	—	—	—	—	34.5	(16.7)	36.9	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(1)	(102.0)	77.2	—	—	(3.2)	—	—	—	—	(28.0)	—
FIA(1)	(20.4)	(0.7)	—	—	—	—	—	—	—	(21.1)	—
Assets held in separate accounts(4)	16.3	(0.1)	—	21.3	—	(9.9)	—	2.2	(9.9)	19.9	0.2
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

(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income (loss) for the Company.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2014 and 2013, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts , were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2014:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 7.3%
Nonperformance risk	-.22% to 0.75%		-.22% to 0.75%
Actuarial Assumptions:
Lapses	0% to 10%	(2)	0% to 55%	(3)
Policyholder Deposits(4)	—		0% to 60%	(3)
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
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,527.5	$21,527.5	$20,705.8	$20,705.8
Equity securities, available-for-sale	123.1	123.1	134.9	134.9
Mortgage loans on real estate	3,434.4	3,476.7	3,396.1	3,403.9
Policy loans	239.6	239.6	242.0	242.0
Limited partnerships/corporations	228.9	228.9	180.9	180.9
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreement	670.0	670.0	529.7	529.7
Derivatives	445.8	445.8	464.4	464.4
Notes receivable from affiliates	175.0	207.4	175.0	186.4
Assets held in separate accounts	64,362.4	64,362.4	60,104.9	60,104.9
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	21,128.2	25,610.2	21,010.8	24,379.6
Supplementary contracts, immediate annuities and other	599.9	711.1	624.3	727.1
Derivatives:
Annuity product guarantees:
FIA	25.7	25.7	23.1	23.1
Stabilizer and MCGs	32.0	32.0	—	—
Other derivatives	193.9	193.9	216.6	216.6
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivatives on reinsurance	(12.6)	(12.6)	(54.0)	(54.0)
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

Investment contract liabilities:

Funding agreements without fixed maturities and deferred annuities: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities taking into account assumptions about contract holder behavior. The stochastic valuation scenario set is consistent with current market parameters and discount is taken using stochastically evolving risk-free rates in the scenarios plus an adjustment for nonperformance risk. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

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

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC and VOBA was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2014	$476.2	$696.6	$1,172.8
Deferrals of commissions and expenses	32.0	3.5	35.5
Amortization:
Amortization	(31.8)	(43.0)	(74.8)
Interest accrued(1)	17.9	30.2	48.1
Net amortization included in the Condensed Consolidated Statements of Operations	(13.9)	(12.8)	(26.7)
Change in unrealized capital gains/losses on available-for-sale securities	(94.8)	(149.9)	(244.7)
Balance at June 30, 2014	$399.5	$537.4	$936.9

	DAC	VOBA	Total
Balance at January 1, 2013	$296.5	$381.4	$677.9
Deferrals of commissions and expenses	36.4	3.8	40.2
Amortization:
Amortization	(41.9)	(52.0)	(93.9)
Interest accrued(1)	16.6	30.4	47.0
Net amortization included in the Condensed Consolidated Statements of Operations	(25.3)	(21.6)	(46.9)
Change in unrealized capital gains/losses on available-for-sale securities	125.8	286.0	411.8
Balance at June 30, 2013	$433.4	$649.6	$1,083.0
(1) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2014 and 5.5% to 7.0% during 2013.

6.    Capital Contributions and Dividends

During the six months ended June 30, 2014 and 2013, ILIAC did not receive any capital contributions from its Parent.

On May 2, 2014, the Company declared an ordinary dividend to its Parent in the amount of $281.0, which was paid on May 19, 2014. During the six months ended June 30, 2013, following receipt of required approval from its domiciliary state insurance regulator and consummation of the IPO of Voya Financial, Inc., ILIAC paid an extraordinary dividend in the amount of $174.0 to its Parent.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	June 30,
	2014	2013
Fixed maturities, net of OTTI	$1,645.9	$974.4
Equity securities, available-for-sale	15.6	16.5
Derivatives	174.8	150.1
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(580.2)	(398.2)
Premium deficiency reserve adjustment	(127.7)	(94.4)
Unrealized capital gains (losses), before tax	1,128.4	648.4
Deferred income tax asset (liability)	(265.9)	(163.6)
Unrealized capital gains (losses), after tax	862.5	484.8
Pension and other postretirement benefits liability, net of tax	9.1	10.2
AOCI	$871.6	$495.0

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$364.8		$(125.9)	$238.9
Equity securities	(0.3)		0.1	(0.2)
Other	(0.1)		—	(0.1)
OTTI	0.7		(0.3)	0.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	3.0		(1.0)	2.0
DAC/VOBA and sales inducements	(110.8)		38.8	(72.0)
Premium deficiency reserve adjustment	(21.4)		7.5	(13.9)
Change in unrealized gains/losses on available-for-sale securities	235.9		(80.8)	155.1

Derivatives:
Derivatives	20.0	(1)	(7.0)	13.0
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(1.7)		0.6	(1.1)
Change in unrealized gains/losses on derivatives	18.3		(6.4)	11.9

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.5)		0.2	(0.3)
Change in pension and other postretirement benefits liability	(0.5)		0.2	(0.3)
Change in Other comprehensive income (loss)	$253.7		$(87.0)	$166.7
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$817.6		$(284.2)	$533.4
Equity securities	0.1		—	0.1
Other	—		—	—
OTTI	7.3		(2.6)	4.7
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	0.1		—	0.1
DAC/VOBA and sales inducements	(244.9)	(1)	85.7	(159.2)
Premium deficiency reserve adjustment	(45.3)		15.9	(29.4)
Change in unrealized gains/losses on available-for-sale securities	534.9		(185.2)	349.7

Derivatives:
Derivatives	44.9	(2)	(15.7)	29.2
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3.1)		1.1	(2.0)
Change in unrealized gains/losses on derivatives	41.8		(14.6)	27.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1.1)		0.4	(0.7)
Change in pension and other postretirement benefits liability	(1.1)		0.4	(0.7)
Change in Other comprehensive income (loss)	$575.6		$(199.4)	$376.2
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(953.5)		$333.2	(2)	$(620.3)
Equity securities	1.6		(0.6)		1.0
Other	(0.1)		—	*	(0.1)
OTTI	0.5		(0.2)		0.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	2.0		(0.7)		1.3
DAC/VOBA and sales inducements	314.3		(110.0)		204.3
Premium deficiency reserve adjustment	47.9		(16.8)		31.1
Change in unrealized gains/losses on available-for-sale securities	(587.3)		204.9		(382.4)

Derivatives:
Derivatives	(51.5)	(1)	18.0		(33.5)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(0.6)		0.2		(0.4)
Change in unrealized gains/losses on derivatives	(52.1)		18.2		(33.9)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.4)		(0.3)		(0.7)
Change in pension and other postretirement benefits liability	(0.4)		(0.3)		(0.7)
Change in Other comprehensive income (loss)	$(639.8)		$222.8		$(417.0)
* Less than $0.1.
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(2) Amount includes $1.9 valuation allowance. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

ING Life Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Lion Connecticut Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,220.1)		$425.3	(3)	$(794.8)
Equity securities	3.0		(1.1)		1.9
Other	—	*	—	*	—	*
OTTI	1.4		(0.5)		0.9
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	2.2		(0.8)		1.4
DAC/VOBA and sales inducements	412.4	(1)	(144.3)		268.1
Premium deficiency reserve adjustment	58.2		(20.4)		37.8
Change in unrealized gains/losses on available-for-sale securities	(742.9)		258.2		(484.7)

Derivatives:
Derivatives	(64.3)	(2)	22.5		(41.8)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(0.8)		0.3		(0.5)
Change in unrealized gains/losses on derivatives	(65.1)		22.8		(42.3)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1.0)		—		(1.0)
Change in pension and other postretirement benefits liability	(1.0)		—		(1.0)
Change in Other comprehensive income (loss)	$(809.0)		$281.0		$(528.0)
* Less than $0.1.
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(3) Amount includes $1.9 valuation allowance. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) before income taxes	$103.0	$112.8	$164.7	$219.7
Tax rate	35.0%	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	36.1	39.5	57.6	76.9
Tax effect of:
Dividends received deduction	(7.9)	(6.3)	(13.9)	(11.6)
Valuation allowance	—	1.9	—	1.9
IRS audit adjustment	—	—	(0.1)	(0.3)
Other	0.2	0.8	0.8	0.8
Income tax expense (benefit)	$28.4	$35.9	$44.4	$67.7

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of June 30, 2014 and December 31, 2013, the Company had total valuation allowances of approximately $11.1. As of June 30, 2014 and December 31, 2013, $130.4 of these valuation allowances were allocated to continuing operations and $(119.3) as of the end of each period were allocated to Other comprehensive income related to realized and unrealized capital losses.

For the three months and six months ended June 30, 2014 and 2013, there were no total changes in the valuation allowances. With respect to the three months and six months ended June 30, 2014, there were no changes in the valuation allowances that were allocated to continuing operations or Other comprehensive income. With respect to the three months and six months ended June 30, 2013, $1.9 was allocated to continuing operations and $(1.9) was allocated to Other comprehensive income.

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

Under this agreement, the Company did not incur interest expense for the three and six months ended June 30, 2014 and 2013. The Company earned $0.2 in interest income for the three and six months ended June 30, 2014 and did not earn interest income for the three and six months ended June 30, 2013. As of June 30, 2014 and December 31, 2013, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see Item 8. Financing Agreements in the Annual Report on Form 10-K.

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

As of June 30, 2014 and December 31, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $599.8 and $466.8, respectively.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, letter of credit ("LOC") and derivative transactions as described further in this note. The components of the fair value of the restricted assets were as follows as of the dates indicated:

	June 30, 2014	December 31, 2013
Other fixed maturities-state deposits	$13.4	$13.1
Securities pledged(1)	236.4	140.1
Total restricted assets	$249.8	$153.2
(1) Includes the fair value of loaned securities of $177.3 and $97.6 as of June 30, 2014 and December 31, 2013, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of June 30, 2014 and December 31, 2013, the Company delivered securities as collateral of $59.1 and $42.5, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of June 30, 2014, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $30.0.

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

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), in which two sponsors of 401(k) Plans governed by the Employee Retirement Income Security Act ("ERISA") claim that ILIAC has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of ERISA. Among other things, the plaintiffs seek disgorgement of all revenue sharing payments and profits earned in connection with such payments, an injunction barring the practice of revenue sharing and attorney fees. On September 26, 2012, the district court certified the case as a class action in which the named plaintiffs represent approximately 15,000 similarly situated plan sponsors. On April 11, 2014, the parties submitted to the court a motion for preliminary approval of a settlement agreement under which ILIAC, without admitting liability, would make a payment to the class of approximately $15.0 and adopt certain changes in its disclosure practices. Final court approval will be required before the settlement becomes effective.

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Note Concerning Forward-Looking Statements."

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

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. in our Annual Report on Form 10-K.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. in this Form 10-Q.

Income Taxes

As of June 30, 2014, we have recognized $93.6 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. Such tax planning strategies support the recognition of deferred tax assets associated with deductible temporary differences and may be adversely impacted by decreases in unrealized gains.

The deferred tax valuation allowance as of June 30, 2014 was $11.1 million related to foreign tax credits.

Results of Operations

($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net investment income	$340.1	$342.9	$683.7	$691.1
Fee income	195.5	183.1	389.2	358.0
Premiums	14.5	7.2	28.5	15.1
Broker-dealer commission revenue	61.1	61.0	123.2	118.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.4)	(1.8)	(2.3)	(2.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	(0.5)	—	(1.0)
Net other-than-temporary impairments recognized in earnings	(1.4)	(1.3)	(2.3)	(1.9)
Other net realized capital gains (losses)	(22.8)	(68.6)	(65.8)	(108.1)
Total net realized capital gains (losses)	(24.2)	(69.9)	(68.1)	(110.0)
Other revenue	0.2	(0.6)	1.7	(5.5)
Total revenues	587.2	523.7	1,158.2	1,067.5
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	228.7	145.3	462.8	332.1
Operating expenses	187.5	176.3	380.8	349.9
Broker-dealer commission expense	61.1	61.0	123.2	118.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	6.9	28.3	26.7	46.9
Interest expense	—	—	—	0.1
Total benefits and expenses	484.2	410.9	993.5	847.8
Income (loss) before income taxes	103.0	112.8	164.7	219.7
Income tax expense (benefit)	28.4	35.9	44.4	67.7
Net income (loss)	$74.6	$76.9	$120.3	$152.0

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Our results of operations for the three months ended June 30, 2014 were primarily impacted by higher Interest credited and other benefits to contract owners/policyholders and higher Operating expenses, partially offset by lower Total net realized capital losses, lower Net amortization of DAC and VOBA, higher Premiums and lower Income tax expense.

Revenues

Total revenues increased $63.5 million from $523.7 million to $587.2 million for the three months ended June 30, 2014, primarily impacted by lower Total net realized capital losses, higher Fee income and higher Premiums.

Fee income increased $12.4 million from $183.1 million to $195.5 million primarily due to an increase in full service retirement plan fees. The increase in fees related to full service retirement plans was driven by net increases in separate accounts and institutional/mutual fund average Assets Under Management ("AUM").

Premiums increased $7.3 million from $7.2 million to $14.5 million primarily due to higher sales of immediate annuities with life contingencies as well as higher premiums associated with the annuitization of life contingent contracts.

Total net realized capital losses decreased $45.7 million from $69.9 million to $24.2 million primarily due to favorable changes in the fair value of derivatives and fixed maturities using fair value option, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees. The favorable changes in the fair value of derivatives and fixed maturities using fair value option were primarily a result of a decrease in interest rates in the current period. Partially offsetting these favorable changes were unfavorable changes of $66.4 million in the fair value of the embedded derivatives on product guarantees (from a gain of $52.2 million in the second quarter of 2013 to a loss of $14.2 million in the second quarter of 2014) primarily due to a decrease in interest rates in the second quarter of 2014 compared to an increase in interest rates in the second quarter of 2013.

Benefits and Expenses

Total benefits and expenses increased $73.3 million from $410.9 million to $484.2 million for the three months ended June 30, 2014 primarily impacted by higher Interest credited and other benefits to contract owners/policyholders and higher Operating expenses, partially offset by lower Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders increased $83.4 million from $145.3 million to $228.7 million primarily due to a change in the fair value of an embedded derivative on a reinsurance agreement driven by a decrease in interest rates during the current period and financing costs related to a new reinsurance agreement. Also contributing to the increase was higher credited interest due to higher general account liabilities, which corresponds to the increase in general account assets. These increases were partially offset by a decrease in the average credited rates due to actions taken in January 2014 to reflect the continuing low interest rate environment.

Operating expenses increased $11.2 million from $176.3 million to $187.5 million primarily due to investments in the business in the current period and a reduction in estimated variable compensation accruals in the prior period that did not repeat.

Net amortization of DAC and VOBA decreased $21.4 million from $28.3 million to $6.9 million primarily due to the impact on gross profits of a change in the embedded derivative associated with a reinsurance agreement and higher favorable unlocking, partially offset by an increase in amortization. Higher favorable unlocking was a result of improved equity market performance in the current period. The increase in amortization was a result of higher realized gains in the current period.

Income Tax

Income tax expense decreased $7.5 million from $35.9 million to $28.4 million primarily due to a decrease in income before taxes, a decrease in the valuation allowance, and an increase in the dividends received deduction ("DRD").

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Our results of operations for the six months ended June 30, 2014 were primarily impacted by higher Interest credited and other benefits to contract owners/policyholders and higher Operating expenses, partially offset by lower Total net realized capital losses, higher Fee income, lower Income tax expense, lower Net amortization of DAC and VOBA and higher Premiums.

Revenues

Total revenues increased $90.7 million from $1,067.5 million to $1,158.2 million primarily due to lower Total net realized capital losses, higher Fee income, higher Premiums, and higher Other revenue.

Fee income increased $31.2 million from $358.0 million to $389.2 million primarily due to an increase in full service retirement plan fees. The increase in fees related to full service retirement plans was driven by net increases in separate accounts and institutional/mutual fund average AUM.

Premiums increased $13.4 million from $15.1 million to $28.5 million due to higher sales of immediate annuities with life contingencies as well as higher premiums associated with the annuitization of life contingent contracts.

Total net realized capital losses decreased $41.9 million from $110.0 million to $68.1 million primarily due to favorable changes in the fair value fixed maturities using fair value option and derivatives, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees. The favorable changes in the fair value fixed maturities using fair value option and derivatives were primarily a result of a decrease in interest rates in the current period. Partially offsetting these favorable changes were unfavorable changes of $108.5 million in the fair value of the embedded derivatives on product guarantees (from a gain of $76.5 million for the six months ended June 30, 2013 to a loss of $32.0 million for the six months ended June 30, 2014) primarily due to a decrease in interest rates in the six months ended June 30, 2014 compared to an increase in interest rates in the six months ended June 30, 2013.

Other revenue changed $7.2 million from $(5.5) million to $1.7 million primarily due to changes in market value adjustments related to retirement plans upon surrender.

Benefits and Expenses

Total benefits and expenses increased $145.7 million from $847.8 million to $993.5 million primarily impacted by higher Interest credited and other benefits to contract owners/policyholders and higher Operating expenses, partially offset by lower Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders increased $130.7 million from $332.1 million to $462.8 million primarily due to a change in the fair value of an embedded derivative on a reinsurance agreement and financing costs related to a new reinsurance agreement. The decrease in the fair value of the embedded derivative on reinsurance was a result of a decrease in interest rates during the current period. Also contributing to the increase was higher credited interest due to higher general account liabilities, which corresponds to the increase in general account assets. These increases were partially offset by a decrease in the average credited rates due to actions taken in January 2014 to reflect the continuing low interest rate environment.

Operating expenses increased $30.9 million from $349.9 million to $380.8 million primarily due to investments in the business in the current period and a reduction in estimated variable compensation accruals in the prior period that did not repeat.

Net amortization of DAC and VOBA decreased $20.2 million from $46.9 million to $26.7 million primarily due to the impact on gross profits of a change in the embedded derivative associated with a reinsurance agreement, partially offset by an increase in amortization as a result of higher realized gains in the current period and lower favorable unlocking as a result of contract changes that occurred in the current period.

Income Taxes

Income tax expense decreased $23.3 million from $67.7 million to $44.4 million primarily due to a decrease in income before taxes, a decrease in the valuation allowance, and an increase in the DRD.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities, Other asset-backed securities ("ABS") and traditional Mortgage-backed securities ("MBS").

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

See the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item I. in this Form 10-Q.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	June 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$20,597.4	79.1%	$19,944.4	79.3%
Fixed maturities, at fair value using the fair value option	693.7	2.7%	621.3	2.5%
Equity securities, available-for-sale	123.1	0.5%	134.9	0.5%
Short-term investments(1)	15.0	0.1%	15.0	0.1%
Mortgage loans on real estate	3,434.4	13.2%	3,396.1	13.5%
Policy loans	239.6	0.9%	242.0	1.0%
Limited partnerships/corporations	228.9	0.9%	180.9	0.7%
Derivatives	445.8	1.7%	464.4	1.8%
Securities pledged	236.4	0.9%	140.1	0.6%
Total investments	$26,014.3	100.0%	$25,139.1	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

($ in millions)	June 30, 2014
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$692.5	3.5%	$771.2	3.6%
U.S. Government agencies and authorities	54.9	0.3%	56.8	0.3%
State, municipalities, and political subdivisions	109.1	0.5%	120.7	0.6%
U.S. corporate securities	10,304.5	52.0%	11,180.5	51.9%
Foreign securities(1)	5,583.0	28.1%	5,997.1	27.9%
Residential mortgage-backed securities	1,891.8	9.5%	2,098.7	9.7%
Commercial mortgage-backed securities	756.4	3.8%	826.4	3.8%
Other asset-backed securities	461.7	2.3%	476.1	2.2%
Total fixed maturities, including securities pledged	$19,853.9	100.0%	$21,527.5	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$636.5	3.2%	$670.1	3.2%
U.S. Government agencies and authorities	237.1	1.2%	242.1	1.2%
State, municipalities, and political subdivisions	77.2	0.4%	83.0	0.4%
U.S. corporate securities	10,326.0	52.0%	10,668.2	51.6%
Foreign securities(1)	5,572.5	28.1%	5,770.6	27.9%
Residential mortgage-backed securities	1,916.3	9.7%	2,099.7	10.1%
Commercial mortgage-backed securities	624.5	3.1%	691.7	3.3%
Other asset-backed securities	465.8	2.3%	480.4	2.3%
Total fixed maturities, including securities pledged	$19,855.9	100.0%	$20,705.8	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2014, the average duration of our fixed maturities portfolio, including securities pledged, was between 6.5 and 7.5 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of June 30, 2014 and December 31, 2013, the weighted average quality rating of our fixed maturities portfolio was A-. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

▪	when three ratings are received then the middle rating is applied;

▪	when two ratings are received then the lower rating is applied;

▪	when a single rating is received, the ARO rating is applied; and

▪	when ratings are unavailable then an internal rating is applied.

Total fixed maturities by NAIC designation category, including securities pledged, were as follows as of the dates indicated:

($ in millions)	June 30, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$771.2	$—	$—	$—	$—	$—	$771.2
U.S. Government agencies and authorities	56.8	—	—	—	—	—	56.8
State, municipalities and political subdivisions	116.3	4.4	—	—	—	—	120.7
U.S. corporate securities	4,859.8	5,631.1	604.4	79.9	1.1	4.2	11,180.5
Foreign securities(1)	1,690.4	3,980.6	292.1	30.6	—	3.4	5,997.1
Residential mortgage-backed securities	1,978.1	19.6	27.3	6.9	9.4	57.4	2,098.7
Commercial mortgage-backed securities	799.0	22.9	0.4	4.1	—	—	826.4
Other asset-backed securities	458.4	12.4	3.9	—	1.2	0.2	476.1
Total fixed maturities	$10,730.0	$9,671.0	$928.1	$121.5	$11.7	$65.2	$21,527.5
% of Fair Value	49.8%	44.9%	4.3%	0.6%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$670.1	$—	$—	$—	$—	$—	$670.1
U.S. Government agencies and authorities	242.1	—	—	—	—	—	242.1
State, municipalities and political subdivisions	82.0	1.0	—	—	—	—	83.0
U.S. corporate securities	4,668.0	5,461.7	451.3	83.7	—	3.5	10,668.2
Foreign securities(1)	1,708.0	3,747.5	299.2	12.7	—	3.2	5,770.6
Residential mortgage-backed securities	1,974.1	24.2	30.7	4.8	10.0	55.9	2,099.7
Commercial mortgage-backed securities	687.4	—	0.4	3.9	—	—	691.7
Other asset-backed securities	462.8	13.1	3.6	—	0.7	0.2	480.4
Total fixed maturities	$10,494.5	$9,247.5	$785.2	$105.1	$10.7	$62.8	$20,705.8
% of Fair Value	50.7%	44.6%	3.8%	0.5%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of the dates indicated:

($ in millions)	June 30, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$771.2	$—	$—	$—	$—	$771.2
U.S. Government agencies and authorities	56.8	—	—	—	—	56.8
State, municipalities and political subdivisions	20.6	83.0	12.7	4.4	—	120.7
U.S. corporate securities	175.1	461.3	4,256.2	5,609.1	678.8	11,180.5
Foreign securities(1)	33.0	426.9	1,397.6	3,896.2	243.4	5,997.1
Residential mortgage-backed securities	1,774.0	8.1	9.7	42.3	264.6	2,098.7
Commercial mortgage-backed securities	565.1	18.9	50.4	49.0	143.0	826.4
Other asset-backed securities	393.5	3.5	31.6	11.0	36.5	476.1
Total fixed maturities	$3,789.3	$1,001.7	$5,758.2	$9,612.0	$1,366.3	$21,527.5
% of Fair Value	17.6%	4.7%	26.7%	44.7%	6.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$670.1	$—	$—	$—	$—	$670.1
U.S. Government agencies and authorities	242.1	—	—	—	—	242.1
State, municipalities and political subdivisions	19.5	62.5	0.1	0.9	—	83.0
U.S. corporate securities	164.4	435.3	4,110.6	5,393.0	564.9	10,668.2
Foreign securities(1)	30.8	424.1	1,415.1	3,660.6	240.0	5,770.6
Residential mortgage-backed securities	1,755.9	9.4	11.0	48.3	275.1	2,099.7
Commercial mortgage-backed securities	342.3	98.6	53.1	48.4	149.3	691.7
Other asset-backed securities	385.8	11.1	32.3	14.3	36.9	480.4
Total fixed maturities	$3,610.9	$1,041.0	$5,622.2	$9,165.5	$1,266.2	$20,705.8
% of Fair Value	17.4%	5.0%	27.2%	44.3%	6.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $288.7 million from $368.8 million to $80.1 million for the six months ended June 30, 2014. The decrease was primarily due to declining interest rates.

As of June 30, 2014 and December 31, 2013, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million. See the Investments Note to the Condensed Consolidated Financial Statements in Part I, Item 1. in this Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multi-year correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, early in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the U.S. economy and, more specifically, the housing market. The six months ended June 30, 2014 have been characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures in the first quarter.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2014, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $57.4 million, $54.4 million and $1.5 million, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $58.1 million, $56.1 million and $2.5 million, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2014
	1	72.5%	AAA	1.2%	2007	5.0%
	2	18.3%	AA	—%	2006	14.0%
	3	6.7%	A	11.4%	2005 and prior	81.0%
	4	—%	BBB	16.0%		100.0%
	5	2.1%	BB and below	71.4%
	6	0.4%		100.0%
		100.0%
December 31, 2013
	1	74.0%	AAA	0.1%	2007	6.5%
	2	18.7%	AA	2.1%	2006	7.8%
	3	5.9%	A	11.9%	2005 and prior	85.7%
	4	—%	BBB	20.7%		100.0%
	5	1.1%	BB and below	65.2%
	6	0.3%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of June 30, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $84.5 million, $64.9 million and $1.2 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $87.3 million, $70.1 million and $2.5 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2014
	1	70.6%	AAA	0.1%	2007	14.8%
	2	15.0%	AA	—%	2006	30.9%
	3	6.4%	A	2.2%	2005 and prior	54.3%
	4	8.0%	BBB	3.0%		100.0%
	5	—%	BB and below	94.7%
	6	—%		100.0%
		100.0%
December 31, 2013
	1	65.4%	AAA	0.1%	2007	14.6%
	2	22.9%	AA	—%	2006	30.0%
	3	6.1%	A	2.7%	2005 and prior	55.4%
	4	5.6%	BBB	3.4%		100.0%
	5	—%	BB and below	93.8%
	6	—%		100.0%
		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans has declined through 2013 and the six months ended June 30, 2014. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics into 2014.  The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance in 2014, following 5 straight years of increasing new issuance volumes since the credit crisis. The volume for the six months ended June 30, 2014, while slightly lower on a year-over-year basis, remains robust, reflective of the active and competitive refinancing market.

For consumer Other ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2014
	1	96.7%	AAA	68.4%	2014	12.8%
	2	2.8%	AA	2.3%	2013	19.1%
	3	—%	A	6.1%	2012	0.2%
	4	0.5%	BBB	5.9%	2011	—%
	5	—%	BB and below	17.3%	2010	0.3%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	67.6%
						100.0%
December 31, 2013
	1	99.3%	AAA	49.5%	2013	8.3%
	2	—%	AA	14.3%	2012	—%
	3	0.1%	A	7.6%	2011	—%
	4	0.6%	BBB	7.0%	2010	—%
	5	—%	BB and below	21.6%	2009	—%
	6	—%		100.0%	2008	—%
		100.0%			2007 and prior	91.7%
						100.0%

As of June 30, 2014, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $423.3 million, $411.9 million and $0.5 million, respectively. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $423.4 million, $410.9 million and $0.9 million, respectively.

As of June 30, 2014, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLO") and automobile receivables, comprising 55.7%, 1.8% and 27.1%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 47.1%, 3.3% and 32.7%, respectively, of total Other ABS, excluding subprime exposure.

The following table summarizes our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2014
	1	99.5%	AAA	92.8%	2014	9.3%
	2	0.4%	AA	0.8%	2013	15.5%
	3	0.1%	A	6.0%	2012	12.2%
	4	—%	BBB	0.4%	2011	7.6%
	5	—%	BB and below	—%	2010	3.4%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	52.0%
						100.0%
December 31, 2013
	1	99.4%	AAA	91.1%	2013	15.4%
	2	0.5%	AA	2.3%	2012	12.3%
	3	0.1%	A	6.0%	2011	12.1%
	4	—%	BBB	0.5%	2010	4.5%
	5	—%	BB and below	0.1%	2009	0.3%
	6	—%		100.0%	2008	11.4%
		100.0%			2007 and prior	44.0%
						100.0%

Troubled Debt Restructuring

Although our portfolio of commercial mortgage loans and private placements is high quality, a small number of these contracts have been granted modifications, certain of which are considered to be troubled debt restructurings. See the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1 in this Form 10-Q for further information on troubled debt restructuring.

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

As of June 30, 2014, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV of 60.2%. As of December 31, 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 59.8%. See the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. in this Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
June 30, 2014
Loan-to-Value Ratios:
0% - 50%	$336.7	$39.5	$19.1	$45.0	$—	$440.3	12.8%
>50% - 60%	675.7	100.8	89.3	46.8	—	912.6	26.6%
>60% - 70%	1,410.1	318.4	148.9	79.2	0.4	1,957.0	57.0%
>70% - 80%	6.6	81.5	17.7	7.8	—	113.6	3.3%
>80% and above	—	—	7.9	4.2	—	12.1	0.3%
Total	$2,429.1	$540.2	$282.9	$183.0	$0.4	$3,435.6	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2013
Loan-to-Value Ratios:
0% - 50%	$390.9	$40.3	$20.3	$44.2	$—	$495.7	14.6%
>50% - 60%	653.6	93.3	94.7	52.9	—	894.5	26.3%
>60% - 70%	1,330.1	322.0	146.5	80.8	0.1	1,879.5	55.3%
>70% - 80%	13.9	86.8	6.2	8.0	—	114.9	3.4%
>80% and above	—	—	8.1	4.6	—	12.7	0.4%
Total	$2,388.5	$542.4	$275.8	$190.5	$0.1	$3,397.3	100.0%

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II., Item8. in our Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

During the three and six months ended June 30, 2014, we recorded $0.1 million and $0.9 million, respectively, of credit related OTTI of which the primary contributor being $0.1 million and $0.8 million, respectively of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. See the Investments Note to the Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q for further information on OTTI.

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

The financial turmoil in Europe continues to be a potential threat to global capital markets and remains a challenge to global financial stability. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains. Despite signs of continuous improvement in the region, it is our view that the risk among European sovereigns and financial institutions still warrants scrutiny, in addition to our customary surveillance and risk monitoring, given how highly correlated these sectors of the region have become.

The United States and European Union have recently imposed sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine. We remain comfortable with our aggregate Russian exposure of $89.6 million, given its relatively small allocation in our total investment portfolio.

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

As of June 30, 2014, we had $287.5 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $104.3 million, Italy of $111.2 million and Spain of $72.0 million. We did not have any exposure to Greece or Portugal. As of June 30, 2014, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which it either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $3.0 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2014, our sovereign exposure was $140.4 million, which consisted of fixed maturities. We also had $371.4 million in net exposure to non-peripheral financial institutions with a concentration in France of $63.8 million, The Netherlands of $53.4 million, Switzerland of $54.6 million and the United Kingdom of $135.9 million. The balance of $2.5 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in The Netherlands of $432.0 million and the United Kingdom of $1,159.0 million, we had significant non-peripheral European total country exposures in Belgium of $187.7 million, France of $218.2 million, Germany of $279.8 million and Switzerland of $295.7 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table represents our European exposures at fair value and amortized cost as of June 30, 2014:

($ in millions)	Fixed Maturities and Equity Securities						Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin and Collateral	Total, (Fair Value)	Net Non-U.S. Funded at June 30, 2014(1)
Ireland	$—	$—	$103.7	$103.7	$96.3	$—	$—	$—	$0.6	$—	$0.6	104.3
Italy	—	—	111.2	111.2	99.8	—	—	—	—	—	—	111.2
Spain	—	—	72.0	72.0	66.9	—	—	—	—	—	—	72.0
Total peripheral Europe	—	—	286.9	286.9	263.0	—	—	—	0.6	—	0.6	287.5

Belgium	37.3	—	150.4	187.7	157.3	—	—	—	—	—	—	187.7
France	—	48.2	154.4	202.6	189.2	—	—	34.9	—	19.3	15.6	218.2
Germany	—	35.4	244.4	279.8	258.6	—	—	—	—	—	—	279.8
Netherlands	—	53.4	378.6	432.0	397.3	—	—	—	—	—	—	432.0
Switzerland	—	49.4	240.5	289.9	265.2	—	—	5.2	0.6	—	5.8	295.7
United Kingdom	—	135.9	1,023.1	1,159.0	1,094.3	—	—	75.2	—	75.2	—	1,159.0
Other non- peripheral(2)	103.1	28.3	271.3	402.7	379.9	—	—	—	—	—	—	402.7
Total non-peripheral Europe	140.4	350.6	2,462.7	2,953.7	2,741.8	—	—	115.3	0.6	94.5	21.4	2,975.1
Total	$140.4	$350.6	$2,749.6	$3,240.6	$3,004.8	$—	$—	$115.3	$1.2	$94.5	$22.0	$3,262.6
(1) Represents: (i) Fixed maturity and equity securities at fair value; and (ii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Bulgaria, Croatia, Czech Republic, Denmark, Finland, Hungary, Iceland, Kazakhstan, Latvia, Lithuania, Luxembourg, Norway, Russian Federation, Slovakia, Sweden and Turkey.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the cash requirements of operating, investing and financing activities. Capital refers to our long-term financial resources available to support the business operations and contribute to future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions and access to the capital markets and the alternate sources of liquidity and capital described herein.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of ILIAC's statutory admitted assets as of the prior December 31. As of June 30, 2014 and December 31, 2013, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 55.2% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2014, ILIAC had securities lending collateral assets of $182.8 million, which represents approximately 0.2% of its general account statutory admitted assets.

We believe that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2014 and 2013, ILIAC did not receive any capital contributions from its Parent.

On May 2, 2014, we declared an ordinary dividend in the amount of $281.0 million, which was paid on May 19, 2014. During the six months ended June 30, 2013, following receipt of required approval from our domiciliary state insurance regulator and consummation of the initial public offering of Voya Financial, Inc., ILIAC paid an extraordinary dividend in the amount of $174.0 million to its Parent.

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

Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity's ability to repay its indebtedness. These ratings are not a recommendation to buy or hold any of our securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

The financial strength and credit ratings of the Company as of the date of this Quarterly Report on Form 10-Q are summarized in the following table. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. For each rating, the relative position of the rating within the relevant rating agency’s ratings scale is presented, with “1” representing the highest rating in the scale.

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

Ratings actions affirmation and outlook changes by S&P, Fitch, Moody's and A.M. Best from January 1, 2014 through August 12, 2014 are as follows:

•
On July 3, 2014, A.M. Best affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us. A.M. Best maintained its stable outlook on the financial strength rating of the key life subsidiaries, including us.

•	On May 13, 2014, Moody's affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

•	On March 14, 2014, S&P affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

•	On March 6, 2014, Fitch affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us, and revised the rating outlook to Positive from Stable.

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

Reinsurance

Effective January 1, 2014, ILIAC entered into a coinsurance agreement with Langhorne I, LLC, a newly formed affiliated captive reinsurance company to manage reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee business. This agreement is accounted for under the deposit method. As of June 30, 2014, a $123.3 million deposit liability and $56.8 million reinsurance asset are included in Other Liabilities and Other Assets, respectively, on the Balance Sheets.

Item 4.     Controls and Procedures

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

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note to the Condensed Consolidated Financial Statements in Part I., Item 1. in this Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I., Item 1A. in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and "Risk Factors" in Part II., Item 1A . in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. In addition, please see "Management's Narrative Analysis of the Results of Operations and Financial Condition" herein and in the Annual Report on Form 10-K and "Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (file No. 033-23376).

Item 5.    Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended June 30, 2014 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, including the Company have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended June 30, 2014. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc. and the Company and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, including the Company, or involve the management of Voya Financial, Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the quarter ended June 30, 2014, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended June 30, 2014, ING Bank had gross revenues of approximately $13.2 million related to these activities, which was principally related to legacy loan repayments and commissions on guarantees. ING Bank estimates that it had net profit of approximately $136.0 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on page 78 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2014			ING Life Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Mark B. Kaye
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

