Form 10-Q
period 2014-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2014-11-12
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to

Commission File Number: 333-133157, 333-133158, 333-130833, 333-130827, 333-162420, 333-166370, 333-180532

VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 6, 2014, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2014

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 033-23376) (the "Annual Report on Form 10-K") and "Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 033-23376).

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

PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.     Financial Statements

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share data)

	September 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $19,057.2 as of 2014 and $19,096.7 as of 2013)	$20,495.7	$19,944.4
Fixed maturities, at fair value using the fair value option	724.0	621.3
Equity securities, available-for-sale, at fair value (cost of $106.9 as of 2014 and $119.4 as of 2013)	122.3	134.9
Short-term investments	21.4	15.0
Mortgage loans on real estate, net of valuation allowance of $1.2 as of 2014 and 2013	3,564.7	3,396.1
Policy loans	240.2	242.0
Limited partnerships/corporations	250.8	180.9
Derivatives	421.3	464.4
Securities pledged (amortized cost of $140.9 as of 2014 and $137.9 as of 2013)	148.0	140.1
Total investments	25,988.4	25,139.1
Cash and cash equivalents	429.8	378.9
Short-term investments under securities loan agreements, including collateral delivered	166.5	135.8
Accrued investment income	296.5	285.0
Reinsurance recoverable	1,945.9	2,016.6
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	977.1	1,189.7
Notes receivable from affiliate	175.0	175.0
Due from affiliates	62.9	62.9
Property and equipment	75.7	78.4
Other assets	170.9	114.0
Assets held in separate accounts	62,808.4	60,104.9
Total assets	$93,097.1	$89,680.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share data)

	September 30, 2014	December 31, 2013
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$24,859.9	$24,589.6
Payable for securities purchased	39.4	13.7
Payables under securities loan agreements, including collateral held	398.3	264.4
Long-term debt	4.9	4.9
Due to affiliates	109.5	121.6
Derivatives	143.4	216.6
Current income tax payable to Parent	4.8	74.1
Deferred income taxes	316.3	190.1
Other liabilities	490.0	347.0
Liabilities related to separate accounts	62,808.4	60,104.9
Total liabilities	89,174.9	85,926.9

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2014 and 2013; $50 par value per share)	2.8	2.8
Additional paid-in capital	3,673.8	3,953.3
Accumulated other comprehensive income (loss)	773.2	495.4
Retained earnings (deficit)	(527.6)	(698.1)
Total shareholder's equity	3,922.2	3,753.4
Total liabilities and shareholder's equity	$93,097.1	$89,680.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net investment income	$348.2	$328.2	$1,031.9	$1,019.3
Fee income	198.4	189.9	587.6	547.9
Premiums	27.5	7.6	56.0	22.7
Broker-dealer commission revenue	61.6	61.5	184.8	180.3
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.9)	(1.6)	(4.2)	(4.5)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	(0.8)	—	(1.8)
Net other-than-temporary impairments recognized in earnings	(1.9)	(0.8)	(4.2)	(2.7)
Other net realized capital gains (losses)	(40.2)	(27.3)	(106.0)	(135.4)
Total net realized capital gains (losses)	(42.1)	(28.1)	(110.2)	(138.1)
Other revenue	1.9	2.9	3.6	(2.6)
Total revenues	595.5	562.0	1,753.7	1,629.5
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	225.4	204.2	688.2	536.3
Operating expenses	185.0	178.0	565.8	527.9
Broker-dealer commission expense	61.6	61.5	184.8	180.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	63.5	(15.2)	90.2	31.7
Interest expense	—	0.2	—	0.3
Total benefits and expenses	535.5	428.7	1,529.0	1,276.5
Income (loss) before income taxes	60.0	133.3	224.7	353.0
Income tax expense (benefit)	9.8	65.7	54.2	133.4
Net income (loss)	$50.2	$67.6	$170.5	$219.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$50.2	$67.6	$170.5	$219.6
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(148.6)	(52.9)	420.8	(862.3)
Other-than-temporary impairments	1.0	2.0	8.3	3.4
Pension and other postretirement benefits liability	(0.6)	(0.7)	(1.7)	(1.7)
Other comprehensive income (loss), before tax	(148.2)	(51.6)	427.4	(860.6)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(49.8)	(45.7)	149.6	(326.7)
Other comprehensive income (loss), after tax	(98.4)	(5.9)	277.8	(533.9)
Comprehensive income (loss)	$(48.2)	$61.7	$448.3	$(314.3)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2014	$2.8	$3,953.3	$495.4	$(698.1)	$3,753.4
Comprehensive income (loss):
Net income (loss)	—	—	—	170.5	170.5
Other comprehensive income (loss), after tax	—	—	277.8	—	277.8
Total comprehensive income (loss)					448.3
Dividends paid and distributions of capital	—	(281.0)	—	—	(281.0)
Employee related benefits	—	1.5	—	—	1.5
Balance at September 30, 2014	$2.8	$3,673.8	$773.2	$(527.6)	$3,922.2

Balance at January 1, 2013	$2.8	$4,217.2	$1,023.0	$(981.6)	$4,261.4
Comprehensive income (loss):
Net income (loss)	—	—	—	219.6	219.6
Other comprehensive income (loss), after tax	—	—	(533.9)	—	(533.9)
Total comprehensive income (loss)					(314.3)
Dividends paid and distributions of capital	—	(174.0)	—	—	(174.0)
Employee related benefits	—	0.1	—	—	0.1
Balance at September 30, 2013	$2.8	$4,043.3	$489.1	$(762.0)	$3,773.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$732.3	$897.0
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,215.0	2,609.2
Equity securities, available-for-sale	14.1	0.7
Mortgage loans on real estate	314.1	177.6
Limited partnerships/corporations	34.9	22.6
Acquisition of:
Fixed maturities	(2,290.6)	(3,287.4)
Equity securities, available-for-sale	—	(0.8)
Mortgage loans on real estate	(482.6)	(587.8)
Limited partnerships/corporations	(93.2)	(16.5)
Derivatives, net	(22.9)	(222.0)
Policy loans, net	1.8	(1.2)
Short-term investments, net	(6.3)	447.3
Collateral received (delivered), net	103.2	(32.3)
Purchases of fixed assets, net	—	(0.2)
Net cash used in investing activities	(212.5)	(890.8)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,669.9	2,042.7
Maturities and withdrawals from investment contracts	(1,946.3)	(1,917.7)
Receipts on deposit contracts	124.7	87.1
Settlements on deposit contracts	(36.2)	(8.5)
Dividends paid and distributions of capital	(281.0)	(174.0)
Net cash (used in) provided by financing activities	(468.9)	29.6
Net increase in cash and cash equivalents	50.9	35.8
Cash and cash equivalents, beginning of period	378.9	363.4
Cash and cash equivalents, end of period	$429.8	$399.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Retirement Insurance and Annuity Company ("VRIAC"), which changed its name from ING Life Insurance and Annuity Company on September 1, 2014, is a stock life insurance company domiciled in the State of Connecticut. VRIAC and its wholly owned subsidiaries (collectively, "the Company") provide financial products and services in the United States.  VRIAC is authorized to conduct its insurance business in all states and in the District of Columbia.

Prior to May 2013, Voya Financial, Inc., (which changed its name from ING U.S., Inc. on April 7, 2014), together with its subsidiaries, including the Company was an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange. In 2009, ING Group announced the anticipated separation of its global banking and insurance businesses, including the divestiture of Voya Financial, Inc., together with its subsidiaries, including the Company. On April 11, 2013, Voya Financial, Inc. announced plans to rebrand as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its remaining shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of Voya Financial, Inc. in a registered public offering ("Secondary Offering"), reducing ING Group's ownership of Voya Financial, Inc. to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc. in a registered public offering (the "March 2014 Offering"). On March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the "March 2014 Direct Share Repurchase") (the March 2014 Offering and the March 2014 Direct Share Repurchase collectively, the "March 2014 Transactions"). Upon completion of the March 2014 Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 43%.

On September 8, 2014, ING Group completed a sale of 22,277,993 shares of common stock of Voya Financial, Inc. in a registered public offering (the "September 2014 Offering"). Also on September 8, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,722,007 shares of its common stock from ING Group (the "September 2014 Direct Share Buyback") (the September 2014 Offering and the September 2014 Direct Share Buyback collectively, the "September 2014 Transactions"). Upon completion of the September 2014 Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to 32.5%. Pursuant to an agreement with the European Union, ING Group is required to divest its remaining ownership stake in Voya Financial, Inc., together with its subsidiaries, including the Company by the end of 2016.

VRIAC is a direct, wholly owned subsidiary of Voya Holdings Inc. (formerly Lion Connecticut Holdings Inc.) ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Products offered by the Company include deferred and immediate (i.e., payout) annuity contracts.  Company products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers retirement savings plan administrative services.

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

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, Voya Financial Partners, LLC ("VFP"), which changed its name from ING Financial Advisers, LLC on September 1, 2014, and Directed Services LLC ("DSL"). Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2014, its results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and its changes in shareholder's equity and statements of cash flows for the nine months ended September 30, 2014 and 2013, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report on Form 10-K"), filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to prior year financial information to conform to the current year classifications. During 2014, certain changes were made to the Statements of Cash Flows for the nine months ended September 30, 2013 to reclassify $78.6 from Operating Activities to Financing Activities for reinsurance transactions that use the deposit method of accounting.

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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2013-11 were adopted prospectively by the Company on January 1, 2014 to unrecognized tax benefits existing on that date. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the guidance is consistent with that previously applied.

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

Future Adoption of Accounting Pronouncements

Going Concern
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The provisions of ASU 2014-15 will not affect a company's financial condition, results of operation, or cash flows, but require disclosure if management determines there is substantial doubt, including management’s plans to alleviate or mitigate the conditions or events that raise substantial doubt.
The provisions of ASU 2014-15 are effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter. The Company does not expect ASU 2014-15 to have an impact.
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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
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

The amendments also require additional disclosures about discontinued operations, including disclosures about an entity’s significant continuing involvement with a discontinued operation and disclosures for a disposal of an individually significant component of an entity that does not qualify for discontinued operations.

The provisions of ASU 2014-08 are effective for annual periods beginning after December 15, 2014 and for interim periods beginning after December 15, 2015. The amendments should be applied prospectively to disposals and classifications as held for sale that occur within those periods.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$647.9	$85.6	$0.1	$—	$733.4	$—
U.S. Government agencies and authorities	54.8	1.3	—	—	56.1	—
State, municipalities and political subdivisions	152.7	11.4	0.5	—	163.6	—
U.S. corporate securities	10,311.5	798.9	61.8	—	11,048.6	1.6

Foreign securities(1):
Government	347.8	24.5	4.8	—	367.5	—
Other	5,335.4	352.4	30.6	—	5,657.2	—
Total foreign securities	5,683.2	376.9	35.4	—	6,024.7	—

Residential mortgage-backed securities:
Agency	1,589.5	120.3	5.0	16.3	1,721.1	0.2
Non-Agency	238.2	52.9	2.0	11.8	300.9	11.7
Total Residential mortgage-backed securities	1,827.7	173.2	7.0	28.1	2,022.0	11.9

Commercial mortgage-backed securities	842.6	63.1	0.4	—	905.3	—
Other asset-backed securities	401.7	14.1	1.8	—	414.0	3.0
Total fixed maturities, including securities pledged	19,922.1	1,524.5	107.0	28.1	21,367.7	16.5
Less: Securities pledged	140.9	10.0	2.9	—	148.0	—
Total fixed maturities	19,781.2	1,514.5	104.1	28.1	21,219.7	16.5
Equity securities	106.9	15.4	—	—	122.3	—
Total fixed maturities and equity securities investments	$19,888.1	$1,529.9	$104.1	$28.1	$21,342.0	$16.5
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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$803.4	$818.9
After one year through five years	3,945.2	4,212.6
After five years through ten years	6,060.4	6,342.1
After ten years	6,041.1	6,652.8
Mortgage-backed securities	2,670.3	2,927.3
Other asset-backed securities	401.7	414.0
Fixed maturities, including securities pledged	$19,922.1	$21,367.7

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2014 and December 31, 2013, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's condensed consolidated Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2014
Communications	$1,254.6	$122.0	$7.4	$1,369.2
Financial	2,286.8	199.4	4.5	2,481.7
Industrial and other companies	8,962.5	550.8	70.7	9,442.6
Transportation	438.1	33.0	2.7	468.4
Utilities	2,704.9	246.1	7.1	2,943.9
Total	$15,646.9	$1,151.3	$92.4	$16,705.8

December 31, 2013
Communications	$1,315.9	$81.5	$36.8	$1,360.6
Financial	2,114.7	166.9	20.2	2,261.4
Industrial and other companies	8,878.5	423.5	213.1	9,088.9
Transportation	440.0	22.5	9.9	452.6
Utilities	2,726.5	159.5	42.3	2,843.7
Total	$15,475.6	$853.9	$322.3	$16,007.2

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
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
The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2014 and December 31, 2013, approximately 56.9% and 50.4%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of September 30, 2014 and December 31, 2013, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to the Company. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of September 30, 2014 and December 31, 2013, the fair value of loaned securities was $100.1 and $97.6, respectively and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $104.2 and $102.7, respectively, and recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, liabilities to return collateral of $104.2 and $102.7, respectively, were included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company provided no non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $0.7 and $1.0 as of September 30, 2014 and December 31, 2013, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$27.1	$0.1		$—	$—	$—	$—	$27.1	$0.1
U.S. government, agencies and authorities	2.5	—	*	—	—	—	—	2.5	—	*
U.S. corporate, state and municipalities	1,013.4	15.9		33.4	1.4	925.8	45.0	1,972.6	62.3
Foreign	453.6	9.4		9.7	0.1	496.2	25.9	959.5	35.4
Residential mortgage-backed	94.2	0.4		36.5	0.3	169.0	6.3	299.7	7.0
Commercial mortgage-backed	47.8	0.4		—	—	—	—	47.8	0.4
Other asset-backed	58.9	0.2		—	—	18.7	1.6	77.6	1.8
Total	$1,697.5	$26.4		$79.6	$1.8	$1,609.7	$78.8	$3,386.8	$107.0
*Less than $0.1

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 95.3% and 89.7% of the average book value as of September 30, 2014 and December 31, 2013, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
September 30, 2014
Six months or less below amortized cost	$1,725.6	$—		$26.5	$—		320	—
More than six months and twelve months or less below amortized cost	134.4	—	*	6.3	—	*	36	1
More than twelve months below amortized cost	1,631.5	2.3		73.6	0.6		273	2
Total	$3,491.5	$2.3		$106.4	$0.6		629	3
*Less than $0.1
December 31, 2013
Six months or less below amortized cost	$2,054.4	$24.1		$45.3	$5.3		322	7
More than six months and twelve months or less below amortized cost	3,991.4	23.5		272.6	5.8		502	3
More than twelve months below amortized cost	420.4	9.5		37.3	2.5		137	8
Total	$6,466.2	$57.1		$355.2	$13.6		961	18

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses				Number of Securities
	< 20%	> 20%		< 20%		> 20%		< 20%	> 20%
September 30, 2014
U.S. Treasuries	$27.2	$—		$0.1		$—		2	—
U.S. government, agencies and authorities	2.5	—		—	*	—		1	—
U.S. corporate, state and municipalities	2,034.9	—	*	62.3		—	*	335	1
Foreign	994.9	—		35.4		—		148	—
Residential mortgage-backed	306.7	—		7.0		—		122	—
Commercial mortgage-backed	48.2	—		0.4		—		5	—
Other asset-backed	77.1	2.3		1.2		0.6		16	2
Total	$3,491.5	$2.3		$106.4		$0.6		629	3
* Less than $0.1.
December 31, 2013
U.S. Treasuries	$161.5	$—		$2.9		$—		4	—
U.S. government, agencies and authorities	—	—		—		—		—	—
U.S. corporate, state and municipalities	3,869.0	22.8		233.2		5.7		519	2
Foreign	1,665.8	23.1		95.0		5.0		239	5
Residential mortgage-backed	596.9	6.8		21.0		1.7		162	7
Commercial mortgage-backed	78.8	—		0.9		—		12	—
Other asset-backed	94.2	4.4		2.2		1.2		25	4
Total	$6,466.2	$57.1		$355.2		$13.6		961	18

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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the nine months ended September 30, 2014, the Company had no new troubled debt restructurings for private placement or commercial mortgage loans. For the year ended December 31, 2013, the Company had no new private placement troubled debt restructurings and had 20 new commercial mortgage loan troubled debt restructurings with a pre-modification and post modification carrying value of $39.4. The 20 commercial mortgage loans comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and September 30, 2014, these loans have repaid $7.5 in principal.

As of September 30, 2014 and December 31, 2013, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans held for investment, which are reported at amortized cost, less impairment write-downs and allowance for losses. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, the Company continuously evaluates mortgage loans based on relevant current information including a review of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan-specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt. The components to evaluate debt service coverage are received and reviewed at least annually to determine the level of risk.

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2014	December 31, 2013
Commercial mortgage loans	$3,565.9	$3,397.3
Collective valuation allowance for losses	(1.2)	(1.2)
Total net commercial mortgage loans	$3,564.7	$3,396.1

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2014	December 31, 2013
Collective valuation allowance for losses, balance at January 1	$1.2	$1.3
Addition to (reduction of) allowance for losses	—	(0.1)
Collective valuation allowance for losses, end of period	$1.2	$1.2

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2014 and 2013.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2014	December 31, 2013
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	37.1	42.9
Subtotal	37.1	42.9
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$37.1	$42.9
Unpaid principal balance of impaired loans	$38.6	$44.4

The following table presents information on restructured loans as of the dates indicated:

	September 30, 2014	December 31, 2013
Troubled debt restructured loans	$31.9	$37.5

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2014 and December 31, 2013. There were no loans 90 days or more past due or loans in arrears with respect to principal and interest as of September 30, 2014 and December 31, 2013.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Impaired loans, average investment during the period (amortized cost)(1)	$37.1	$24.2
Interest income recognized on impaired loans, on an accrual basis(1)	0.5	0.5
Interest income recognized on impaired loans, on a cash basis(1)	0.5	0.5
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.4	0.4

	Nine Months Ended September 30,
	2014	2013
Impaired loans, average investment during the period (amortized cost)(1)	$40.0	$24.3
Interest income recognized on impaired loans, on an accrual basis(1)	1.7	0.7
Interest income recognized on impaired loans, on a cash basis(1)	1.5	0.7
Interest income recognized on troubled debt restructured loans, on an accrual basis	1.4	0.4
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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2014(1)	December 31, 2013(1)
Loan-to-Value Ratio:
0% - 50%	$424.2	$495.7
>50% - 60%	895.3	894.5
>60% - 70%	2,099.9	1,879.5
>70% - 80%	134.7	114.9
>80% and above	11.8	12.7
Total Commercial mortgage loans	$3,565.9	$3,397.3
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2014(1)	December 31, 2013(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,638.9	$2,388.5
>1.25x - 1.5x	549.7	542.4
>1.0x - 1.25x	248.9	275.8
Less than 1.0x	126.7	190.5
Commercial mortgage loans secured by land or construction loans	1.7	0.1
Total Commercial mortgage loans	$3,565.9	$3,397.3
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$802.8	22.5%	$752.8	22.3%
South Atlantic	750.3	21.0%	707.8	20.8%
West South Central	443.2	12.4%	467.1	13.7%
Middle Atlantic	486.8	13.7%	411.4	12.1%
East North Central	422.7	11.9%	383.1	11.3%
Mountain	281.6	7.9%	263.9	7.8%
West North Central	229.5	6.4%	224.9	6.6%
East South Central	78.2	2.2%	69.6	2.0%
New England	70.8	2.0%	116.7	3.4%
Total Commercial mortgage loans	$3,565.9	100.0%	$3,397.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	September 30, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,167.3	32.8%	$1,082.1	31.9%
Industrial	941.4	26.4%	972.6	28.6%
Apartments	525.8	14.7%	445.2	13.1%
Office	437.3	12.3%	462.1	13.6%
Hotel/Motel	150.9	4.2%	182.8	5.4%
Mixed Use	143.4	4.0%	70.9	2.1%
Other	199.8	5.6%	181.6	5.3%
Total Commercial mortgage loans	$3,565.9	100.0%	$3,397.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2014(1)	December 31, 2013(1)
Year of Origination:
2014	$445.8	$—
2013	767.1	785.2
2012	889.2	908.1
2011	717.4	792.8
2010	108.6	121.1
2009	39.1	68.4
2008 and prior	598.7	721.7
Total Commercial mortgage loans	$3,565.9	$3,397.3
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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.6		2	$—	—
Foreign(1)	—		—	—	—
Residential mortgage-backed	0.3		13	0.4	14
Commercial mortgage-backed	—		—	0.1	1
Other asset-backed	—	*	1	0.2	1
Equity securities	—		—	0.1	1
Total	$1.9		16	$0.8	17
(1) Primarily U.S. dollar denominated.
*Less than $0.1
	Nine Months Ended September 30,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.7		2	$—	—
Foreign(1)	1.2		5	—	—
Residential mortgage-backed	1.2		22	2.2	32
Commercial mortgage-backed	0.1		2	0.2	3
Other asset-backed	—	*	1	0.2	1
Equity securities	—		—	0.1	1
Total	$4.2		32	$2.7	37
(1) Primarily U.S. dollar denominated.
*Less than $0.1

The above tables include $0.3 and $1.2 of write-downs related to credit impairments for the three and nine months ended September 30, 2014, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $1.6 and $3.0 in write-downs for the three and nine months ended September 30, 2014, respectively, are related to intent impairments.

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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$1.6	2	$—		—
Foreign(1)	—	—	—		—
Residential mortgage-backed	—	—	—	*	2
Commercial mortgage-backed	—	—	0.1		1
Other asset-backed	—	—	—		—
Equity securities	—	—	—		—
Total	$1.6	2	$0.1		3
(1) Primarily U.S. dollar denominated.
*Less than $0.1
	Nine Months Ended September 30,
	2014		2013
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$1.6	2	$—		—
Foreign(1)	1.2	5	—		—
Residential mortgage-backed	0.1	2	—	*	2
Commercial mortgage-backed	0.1	2	0.2		3
Other asset-backed	—	—	—		—
Equity securities	—	—	—		—
Total	$3.0	11	$0.2		5
(1) Primarily U.S. dollar denominated.
*Less than $0.1

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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Balance at July 1	$19.0	$20.2
Additional credit impairments:
On securities not previously impaired	—	0.3
On securities previously impaired	0.3	0.4
Reductions:
Securities sold, matured, prepaid or paid down	1.1	1.1
Balance at September 30	$18.2	$19.8

	Nine Months Ended September 30,
	2014	2013
Balance at January 1	$19.6	$20.0
Additional credit impairments:
On securities not previously impaired	0.7	1.1
On securities previously impaired	0.5	1.4
Reductions:
Securities sold, matured, prepaid or paid down	2.6	2.7
Balance at September 30	$18.2	$19.8

Net Investment Income

The following tables summarize Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturities	$306.4	$292.2	$904.7	$900.5
Equity securities, available-for-sale	0.7	1.7	5.2	1.6
Mortgage loans on real estate	41.7	39.0	123.5	116.5
Policy loans	3.4	3.2	10.0	9.6
Short-term investments and cash equivalents	0.1	0.2	0.4	0.7
Other	9.0	3.9	26.5	26.8
Gross investment income	361.3	340.2	1,070.3	1,055.7
Less: Investment expenses	13.1	12.0	38.4	36.4
Net investment income	$348.2	$328.2	$1,031.9	$1,019.3

As of September 30, 2014 and December 31, 2013, the Company did not have any investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$(6.8)	$(6.5)	$(6.5)	$(8.7)
Fixed maturities, at fair value option	(34.7)	(26.0)	(58.2)	(131.1)
Equity securities, available-for-sale	—	0.1	1.3	0.1
Derivatives	11.5	(10.1)	(1.4)	(71.9)
Embedded derivative - fixed maturities	0.4	(3.6)	(0.9)	(20.8)
Embedded derivative - product guarantees	(12.5)	17.9	(44.5)	94.4
Other investments	—	0.1	—	(0.1)
Net realized capital gains (losses)	$(42.1)	$(28.1)	$(110.2)	$(138.1)
After-tax net realized capital gains (losses)	$(27.4)	$(46.9)	$(71.6)	$(120.3)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds on sales	$308.7	$283.1	$1,278.7	$1,206.3
Gross gains	1.3	1.4	22.2	10.6
Gross losses	6.9	8.1	27.0	16.4

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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
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

Managed custody guarantees ("MCG"): The Company issues certain credited rate guarantees on variable fixed income portfolios that represent stand-alone derivatives. The market value is partially determined by, among other things, levels of or changes in interest rates, prepayment rates and credit ratings/spreads.

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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2014				December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value		Notional Amount	Asset Fair Value		Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$575.8	$94.5	$—		$763.3	$81.0		$0.2
Foreign exchange contracts	51.2	4.4	—		51.2	2.2		0.6
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	26,969.9	310.0	138.7		21,442.7	367.6		206.2
Foreign exchange contracts	130.1	5.9	4.7		145.9	5.5		9.6
Equity contracts	15.9	—	—	*	9.1	—	*	—
Credit contracts	384.0	6.5	—		384.0	8.1		—
Embedded derivatives:
Within fixed maturity investments	N/A	28.1	—		N/A	29.0		—
Within annuity products	N/A	—	71.3		N/A	—		23.1
Within reinsurance agreements	N/A	—	(24.4)		N/A	—		(54.0)
Total		$449.4	$190.3			$493.4		$185.7
* Less than $0.1.

(1)	Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2014 and December 31, 2013. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2014
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$384.0	$6.5	$—
Foreign exchange contracts	181.3	10.3	4.7
Interest rate contracts	27,545.7	404.5	138.7
		421.3	143.4

Counterparty netting(1)		(143.4)	(143.4)
Cash collateral netting(1)		(231.4)	—
Securities collateral netting(1)		(4.1)	—
Net receivables/payables		$42.4	$—
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

	December 31, 2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$384.0	$8.1	$—
Foreign exchange contracts	197.1	7.7	10.2
Interest rate contracts	22,206.0	448.6	206.4
		464.4	216.6

Counterparty netting(1)		(201.3)	(201.3)
Cash collateral netting(1)		(134.0)	(5.4)
Securities collateral netting(1)		(15.9)	(4.8)
Net receivables/payables		$113.2	$5.1
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting rules.

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2014, the Company held $160.7 and $71.1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2013, the Company held $127.4 and $1.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2014, the Company delivered $47.9 of securities and held $4.2 securities as collateral. As of December 31, 2013, the Company delivered $42.5 of securities and held $16.3 of securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$—	$0.1	$0.1
Foreign exchange contracts	0.1	—	0.4	—
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	9.1	(8.5)	(6.5)	(86.4)
Foreign exchange contracts	2.3	(4.1)	2.3	7.9
Equity contracts	—	0.7	1.0	2.4
Credit contracts	(0.1)	1.8	1.3	4.1
Managed custody guarantees	—	1.0	0.1	1.1
Embedded derivatives:
Within fixed maturity investments(2)	0.4	(3.6)	(0.9)	(20.8)
Within annuity products(2)	(12.5)	16.9	(44.6)	93.3
Within reinsurance agreements(3)	11.8	5.3	(29.6)	51.1
Total	$11.2	$9.5	$(76.4)	$52.8

(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in the Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2014 and 2013, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2014, the fair values of credit default swaps of $6.5 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2013, the fair values of credit default swaps of $8.1 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, on the Condensed Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, the maximum potential future exposure to the Company was $384.0 in credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to ASU 2011-04, "Fair Value Measurements (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP" ("ASU 2011-04"). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements Note in the Consolidated Financial Statements in Part II, Item 8. of the Company's Annual Report on Form 10-K. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing or other similar techniques.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$676.5	$56.9	$—	$733.4
U.S. Government agencies and authorities	—	56.1	—	56.1
U.S. corporate, state and municipalities	—	10,825.4	386.8	11,212.2
Foreign(1)	—	5,879.8	144.9	6,024.7
Residential mortgage-backed securities	—	2,003.0	19.0	2,022.0
Commercial mortgage-backed securities	—	886.4	18.9	905.3
Other asset-backed securities	—	411.6	2.4	414.0
Total fixed maturities, including securities pledged	676.5	20,119.2	572.0	21,367.7
Equity securities, available-for-sale	84.9	—	37.4	122.3
Derivatives:
Interest rate contracts	—	404.5	—	404.5
Foreign exchange contracts	—	10.3	—	10.3
Credit contracts	—	6.5	—	6.5
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	616.3	1.4	—	617.7
Assets held in separate accounts	57,997.5	4,797.3	13.6	62,808.4
Total assets	$59,375.2	$25,339.2	$623.0	$85,337.4

Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$26.3	$26.3
Stabilizer and MCGs	—	—	45.0	45.0
Other derivatives:
Interest rate contracts	—	138.7	—	138.7
Foreign exchange contracts	—	4.7	—	4.7
Embedded derivative on reinsurance	—	(24.4)	—	(24.4)
Total liabilities	$—	$119.0	$71.3	$190.3
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
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
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
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

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of "exit price" and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third-party commercial pricing services, brokers and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from third-party commercial pricing services are non-binding. The Company reviews the assumptions and inputs used by third-party commercial pricing services for each reporting period in order to determine an appropriate fair value hierarchy level. The documentation and analysis obtained from third-party commercial pricing services are reviewed by the Company, including in-depth validation procedures confirming the observability of inputs. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades or monitoring of trading volumes.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2014 and 2013. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended September 30, 2014:

	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	271.4	(0.1)	(9.9)	17.7	—	—	(1.1)	125.3	(16.5)	386.8	(0.1)
Foreign(1)	145.6	—	(0.7)	—	—	—	—	—	—	144.9	—
Residential mortgage-backed securities	21.2	(0.9)	0.3	3.3	—	—	—	1.7	(6.6)	19.0	(0.9)
Commercial mortgage-backed securities	—	—	—	18.9	—	—	—	—	—	18.9	—
Other asset-backed securities	2.4	—	—	—	—	—	—	—	—	2.4	—
Total fixed maturities, including securities pledged	440.6	(1.0)	(10.3)	39.9	—	—	(1.1)	127.0	(23.1)	572.0	(1.0)
Equity securities, available-for-sale	37.2	—	0.2	—	—	—	—	—	—	37.4	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(2)	(32.0)	(11.9)	—	—	(1.1)	—	—	—	—	(45.0)	—
FIA(2)	(25.7)	(0.6)	—	—	—	—	—	—	—	(26.3)	—
Assets held in separate accounts(5)	15.9	—	—	4.7	—	(1.3)	—	0.9	(6.6)	13.6	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(3) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(5) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the nine months ended September 30, 2014:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$5.1	$—	$—	$—	$—	$—	$—	$—	$(5.1)	$—	$—
U.S. corporate, state and municipalities	145.3	(0.2)	(1.1)	107.7	—	—	(4.1)	139.2	—	386.8	(0.2)
Foreign(1)	42.8	—	1.2	56.3	—	—	—	66.8	(22.2)	144.9	—
Residential mortgage-backed securities	23.7	(1.6)	0.4	3.5	—	—	—	—	(7.0)	19.0	(1.6)
Commercial mortgage-backed securities	—	—	—	18.9	—	—	—	—	—	18.9	—
Other asset-backed securities	17.7	0.8	(0.6)	—	—	—	(8.1)	—	(7.4)	2.4	—
Total fixed maturities, including securities pledged	234.6	(1.0)	(0.1)	186.4	—	—	(12.2)	206.0	(41.7)	572.0	(1.8)
Equity securities, available-for-sale	35.9	—	1.5	—	—	—	—	—	—	37.4	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(2)	—	(41.5)	—	—	(3.5)	—	—	—	—	(45.0)	—
FIA(2)	(23.1)	(3.0)	—	—	(0.2)	—	—	—	—	(26.3)	—
Assets held in separate accounts(5)	13.1	0.1	—	10.6	—	(4.5)	—	0.9	(6.6)	13.6	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(3) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(5) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended September 30, 2013:

	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	139.9	(0.1)	(0.1)	—	—	—	(0.8)	—	—	138.9	(0.1)
Foreign(1)	18.7	—	1.0	—	—	—	(4.0)	4.7	—	20.4	—
Residential mortgage-backed securities	30.8	(0.3)	0.2	27.0	—	—	—	—	(0.8)	56.9	(0.3)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	24.7	0.3	(0.2)	—	—	—	(0.5)	—	—	24.3	0.3
Total fixed maturities, including securities pledged	214.1	(0.1)	0.9	27.0	—	—	(5.3)	4.7	(0.8)	240.5	(0.1)
Equity securities, available-for-sale	36.9	—	—	—	—	—	—	—	(0.2)	36.7	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(2)	(28.0)	18.5	—	(1.5)	—	—	—	—	—	(11.0)	—
FIA(2)	(21.1)	(0.6)	—	—	—	—	—	—	—	(21.7)	—
Assets held in separate accounts(5)	19.9	—	—	0.7	—	(0.2)	—	—	(14.0)	6.4	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(3) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(5) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the nine months ended September 30, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	154.6	(0.3)	(1.0)	—	—	(6.0)	(3.2)	17.6	(22.8)	138.9	(0.3)
Foreign(1)	24.6	—	1.0	—	—	(1.9)	(10.6)	7.3	—	20.4	—
Residential mortgage-backed securities	9.1	(1.0)	0.1	49.4	—	—	—	—	(0.7)	56.9	(1.0)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	33.2	1.9	(0.5)	—	—	—	(10.3)	—	—	24.3	0.7
Total fixed maturities, including securities pledged	221.5	0.6	(0.4)	49.4	—	(7.9)	(24.1)	24.9	(23.5)	240.5	(0.6)
Equity securities, available-for-sale	17.0	(0.1)	2.3	—	—	—	—	34.5	(17.0)	36.7	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(2)	(102.0)	95.7	—	(4.7)	—	—	—	—	—	(11.0)	—
FIA(2)	(20.4)	(1.3)	—	—	—	—	—	—	—	(21.7)	—
Assets held in separate accounts(5)	16.3	—	—	8.0	—	(10.1)	—	2.2	(10.0)	6.4	0.1
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(3) The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

(5) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2014 and 2013, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Significant unobservable inputs used in the fair value measurements of FIAs include nonperformance risk and policyholder behavior assumptions, such as lapses and partial withdrawals. Such inputs are monitored quarterly.

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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2014:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 7.3%
Nonperformance risk	0.08% to 0.94%		0.08% to 0.94%
Actuarial Assumptions:
Partial Withdrawals	0% to 2%		—
Lapses	0% to 45%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 65%	(3)
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
(3) Stabilizer contracts with recordkeeping agreements have different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	88%	0-30%	0-15%	0-50%	0-15%
Stabilizer with Recordkeeping Agreements	12%	0-50%	0-25%	0-65%	0-30%
Aggregate of all plans	100%	0-50%	0-25%	0-65%	0-30%
(4) Measured as a percentage of assets under management or assets under administration.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2013:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 8.0%
Nonperformance risk	-0.1% to 0.79%		-0.1% to 0.79%
Actuarial Assumptions:
Partial Withdrawals	0% to 2%		—
Lapses	0% to 48%	(2)	0% to 55%	(3)
Policyholder Deposits(4)	—		0% to 60%	(3)
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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,367.7	$21,367.7	$20,705.8	$20,705.8
Equity securities, available-for-sale	122.3	122.3	134.9	134.9
Mortgage loans on real estate	3,564.7	3,667.6	3,396.1	3,403.9
Policy loans	240.2	240.2	242.0	242.0
Limited partnerships/corporations	250.8	250.8	180.9	180.9
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreement	617.7	617.7	529.7	529.7
Derivatives	421.3	421.3	464.4	464.4
Notes receivable from affiliates	175.0	206.0	175.0	186.4
Assets held in separate accounts	62,808.4	62,808.4	60,104.9	60,104.9
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	21,124.5	25,594.7	21,010.8	24,379.6
Supplementary contracts, immediate annuities and other	595.2	701.3	624.3	727.1
Derivatives:
Annuity product guarantees:
FIA	26.3	26.3	23.1	23.1
Stabilizer and MCGs	45.0	45.0	—	—
Other derivatives	143.4	143.4	216.6	216.6
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivatives on reinsurance	(24.4)	(24.4)	(54.0)	(54.0)
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Annuity product guarantees section of the table above.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC and VOBA was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2014	$476.2	$696.6	$1,172.8
Deferrals of commissions and expenses	51.0	5.2	56.2
Amortization:
Amortization	(69.6)	(92.2)	(161.8)
Interest accrued(1)	26.8	44.8	71.6
Net amortization included in the Condensed Consolidated Statements of Operations	(42.8)	(47.4)	(90.2)
Change in unrealized capital gains/losses on available-for-sale securities	(75.4)	(102.4)	(177.8)
Balance at September 30, 2014	$409.0	$552.0	$961.0

	DAC	VOBA	Total
Balance at January 1, 2013	$296.5	$381.4	$677.9
Deferrals of commissions and expenses	52.4	5.6	58.0
Amortization:
Amortization	(45.2)	(57.2)	(102.4)
Interest accrued(1)	25.1	45.6	70.7
Net amortization included in the Condensed Consolidated Statements of Operations	(20.1)	(11.6)	(31.7)
Change in unrealized capital gains/losses on available-for-sale securities	136.8	310.2	447.0
Balance at September 30, 2013	$465.6	$685.6	$1,151.2
(1) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2014 and 5.5% to 7.0% during 2013.

6.    Capital Contributions and Dividends

During the nine months ended September 30, 2014 and 2013, VRIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2014, the Company declared an ordinary dividend to its Parent in the amount of $281.0, which was paid on May 19, 2014. During the nine months ended September 30, 2013, following receipt of required approval from its domiciliary state insurance regulator and consummation of the IPO of Voya Financial, Inc., VRIAC paid an extraordinary dividend in the amount of $174.0 to its Parent.

On October 3, 2014, DSL paid a $30.0 dividend to VRIAC, its parent.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2014		2013
Fixed maturities, net of OTTI	$1,417.5		$885.4
Equity securities, available-for-sale	15.4		16.1
Derivatives	178.8		148.8
DAC/VOBA and sales inducements adjustment on available-for-sale securities	(513.1)		(363.1)
Premium deficiency reserve adjustment	(117.8)		(89.7)
Other	—	*	—	*
Unrealized capital gains (losses), before tax	980.8		597.5
Deferred income tax asset (liability)	(216.3)		(118.6)
Unrealized capital gains (losses), after tax	764.5		478.9
Pension and other postretirement benefits liability, net of tax	8.7		10.2
AOCI	$773.2		$489.1
* Less than $0.1.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2014
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(235.9)		$80.6		$(155.3)
Equity securities	(0.5)		—		(0.5)
Other	—	*	—	*	—	*
OTTI	1.0		(0.3)		0.7
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	6.8		(2.4)		4.4
DAC/VOBA and sales inducements	67.1		(23.4)		43.7
Premium deficiency reserve adjustment	9.9		(3.5)		6.4
Change in unrealized gains/losses on available-for-sale securities	(151.6)		51.0		(100.6)

Derivatives:
Derivatives	6.0	(1)	(2.1)		3.9
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(2.0)		0.7		(1.3)
Change in unrealized gains/losses on derivatives	4.0		(1.4)		2.6

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.6)		0.2		(0.4)
Change in pension and other postretirement benefits liability	(0.6)		0.2		(0.4)
Change in Other comprehensive income (loss)	$(148.2)		$49.8		$(98.4)
* Less than $0.1.
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2014
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$581.7		$(203.6)		$378.1
Equity securities	(0.4)		—		(0.4)
Other	—	*	—	*	—	*
OTTI	8.3		(2.9)		5.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	6.9		(2.4)		4.5
DAC/VOBA and sales inducements	(177.8)	(1)	62.3		(115.5)
Premium deficiency reserve adjustment	(35.4)		12.4		(23.0)
Change in unrealized gains/losses on available-for-sale securities	383.3		(134.2)		249.1

Derivatives:
Derivatives	50.9	(2)	(17.8)		33.1
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5.1)		1.8		(3.3)
Change in unrealized gains/losses on derivatives	45.8		(16.0)		29.8

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1.7)		0.6		(1.1)
Change in pension and other postretirement benefits liability	(1.7)		0.6		(1.1)
Change in Other comprehensive income (loss)	$427.4		$(149.6)		$277.8
* Less than $0.1.
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(97.2)		$61.2	(2)	$(36.0)
Equity securities	(0.4)		0.2		(0.2)
Other	—	*	—	*	—	*
OTTI	2.0		(0.7)		1.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	6.2		(2.1)		4.1
DAC/VOBA and sales inducements	35.1		(12.3)		22.8
Premium deficiency reserve adjustment	4.7		(1.6)		3.1
Change in unrealized gains/losses on available-for-sale securities	(49.6)		44.7		(4.9)

Derivatives:
Derivatives	(3.7)	(1)	1.3		(2.4)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	2.4		(0.9)		1.5
Change in unrealized gains/losses on derivatives	(1.3)		0.4		(0.9)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.7)		0.6		(0.1)
Change in pension and other postretirement benefits liability	(0.7)		0.6		(0.1)
Change in Other comprehensive income (loss)	$(51.6)		$45.7		$(5.9)
* Less than $0.1.
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(2) Amount includes $28.6 valuation allowance. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,317.3)		$486.5	(3)	$(830.8)
Equity securities	2.6		(0.9)		1.7
Other	—	*	—	*	—	*
OTTI	3.4		(1.2)		2.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	8.4		(2.9)		5.5
DAC/VOBA and sales inducements	447.5	(1)	(156.6)		290.9
Premium deficiency reserve adjustment	62.9		(22.0)		40.9
Change in unrealized gains/losses on available-for-sale securities	(792.5)		302.9		(489.6)

Derivatives:
Derivatives	(68.0)	(2)	23.8		(44.2)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	1.6		(0.6)		1.0
Change in unrealized gains/losses on derivatives	(66.4)		23.2		(43.2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1.7)		0.6		(1.1)
Change in pension and other postretirement benefits liability	(1.7)		0.6		(1.1)
Change in Other comprehensive income (loss)	$(860.6)		$326.7		$(533.9)
* Less than $0.1.
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(3) Amount includes $30.5 valuation allowance. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) before income taxes	$60.0	$133.3	$224.7	$353.0
Tax rate	35.0%	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	21.0	46.7	78.6	123.6
Tax effect of:
Dividends received deduction	(9.9)	(9.0)	(23.8)	(20.6)
Valuation allowance	—	28.6	—	30.5
IRS audit adjustment	—	—	(0.1)	(0.3)
Other	(1.3)	(0.6)	(0.5)	0.2
Income tax expense (benefit)	$9.8	$65.7	$54.2	$133.4

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of September 30, 2014 and December 31, 2013, the Company had total valuation allowances of approximately $11.1. As of September 30, 2014 and December 31, 2013, $130.4 of these valuation allowances were allocated to continuing operations, and $(119.3) as of the end of each period were allocated to Other comprehensive income related to realized and unrealized capital losses.

For the three months and nine months ended September 30, 2014 and 2013, there were no total changes in the valuation allowances. With respect to the three months and nine months ended September 30, 2014, there were no changes in the valuation allowances that were allocated to continuing operations or Other comprehensive income. With respect to the three months and nine months ended September 30, 2013, $28.6 and $30.5, respectively, was allocated to continuing operations and $(28.6) and $(30.5), respectively, was allocated to Other comprehensive income.

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

Tax Regulatory Matters

During April 2014, the U.S. Internal Revenue Service ("IRS") completed its examination of the Company's returns through tax year 2012. The 2012 audit settlement did not have a material impact on the financial statements. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2013 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2013 and 2014.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
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

Under this agreement, the Company incurred minimal interest expense for the three and nine months ended September 30, 2014, and did not incur interest expense for the three and nine months ended September 30, 2013. The Company did not earn interest income for the three months ended September 30, 2014 and earned $0.2 in interest income for the nine months ended September 30, 2014. The Company did not earn interest income for the three and nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

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

As of September 30, 2014 and December 31, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $472.1 and $466.8, respectively.

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

	September 30, 2014	December 31, 2013
Other fixed maturities-state deposits	$13.3	$13.1
Securities pledged(1)	148.0	140.1
Total restricted assets	$161.3	$153.2
(1) Includes the fair value of loaned securities of $100.1 and $97.6 as of September 30, 2014 and December 31, 2013, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of September 30, 2014 and December 31, 2013, the Company delivered securities as collateral of $47.9 and $42.5, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of September 30, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of any amounts accrued for these matters is not material to the Company.

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

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), in which sponsors of 401(k) Plans governed by the Employee Retirement Income Security Act ("ERISA") claim that ING Life Insurance and Annuity Company (now known as Voya Retirement Insurance and Annuity Company, "VRIAC") has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of ERISA. Among other things, the plaintiffs seek disgorgement of all revenue sharing payments and profits earned in connection with such payments, an injunction

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

barring the practice of revenue sharing and attorney fees. On September 26, 2012, the district court certified the case as a class action in which the named plaintiffs represent approximately 15,000 similarly situated plan sponsors. On April 11, 2014, the parties submitted to the court a motion for preliminary approval of a class-wide settlement agreement under which VRIAC, without admitting liability, would make a payment to the class of approximately $15.0 and adopt certain changes in its disclosure practices. Final court approval will be required before the settlement becomes effective. On September 25, 2014, the court approved the settlement.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

For the purposes of this discussion, "VRIAC" refers to Voya Retirement Insurance and Annuity Company (formerly ING Life Insurance and Annuity Company), and the "Company," "we," "our," "us" refer to Voya Retirement Insurance and Annuity Company and its subsidiaries. We are a direct, wholly owned subsidiary of Voya Holdings Inc. (formerly Lion Connecticut Holdings Inc.) ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc. As of the date of this Quarterly Report on Form 10-Q, ING Groep N.V. ("ING Group" or "ING") is the largest shareholder of Voya Financial, Inc.

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

Basis of Presentation

VRIAC is a stock life insurance company domiciled in the State of Connecticut. VRIAC and its wholly owned subsidiaries (collectively, the "Company") provide financial products and services in the United States. VRIAC is authorized to conduct its insurance business in all states and in the District of Columbia.

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, Voya Financial Partners, LLC (formerly ING Financial Advisers, LLC) ("VFP") and Directed Services LLC ("DSL"). Intercompany transactions and balances have been eliminated.

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

We have one operating segment.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q.

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

During the third quarter of 2014, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews in the three months ended September 30, 2014, we made a number of changes, which resulted in net unfavorable unlocking of DAC and VOBA and other intangibles of $24.7 million. For the three months ended September 30, 2013, changes in assumptions resulted in net favorable unlocking of DAC and VOBA and other intangibles of $24.2 million.

Income Taxes

As of September 30, 2014, we have recognized $85.0 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. Such tax planning strategies support the recognition of deferred tax assets associated with deductible temporary differences and may be adversely impacted by decreases in unrealized gains.

The deferred tax valuation allowance as of September 30, 2014 was $11.1 million related to foreign tax credits.

Results of Operations

($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net investment income	$348.2	$328.2	$1,031.9	$1,019.3
Fee income	198.4	189.9	587.6	547.9
Premiums	27.5	7.6	56.0	22.7
Broker-dealer commission revenue	61.6	61.5	184.8	180.3
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.9)	(1.6)	(4.2)	(4.5)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	(0.8)	—	(1.8)
Net other-than-temporary impairments recognized in earnings	(1.9)	(0.8)	(4.2)	(2.7)
Other net realized capital gains (losses)	(40.2)	(27.3)	(106.0)	(135.4)
Total net realized capital gains (losses)	(42.1)	(28.1)	(110.2)	(138.1)
Other revenue	1.9	2.9	3.6	(2.6)
Total revenues	595.5	562.0	1,753.7	1,629.5
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	225.4	204.2	688.2	536.3
Operating expenses	185.0	178.0	565.8	527.9
Broker-dealer commission expense	61.6	61.5	184.8	180.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	63.5	(15.2)	90.2	31.7
Interest expense	—	0.2	—	0.3
Total benefits and expenses	535.5	428.7	1,529.0	1,276.5
Income (loss) before income taxes	60.0	133.3	224.7	353.0
Income tax expense (benefit)	9.8	65.7	54.2	133.4
Net income (loss)	$50.2	$67.6	$170.5	$219.6

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Our results of operations for the three months ended September 30, 2014 were primarily impacted by higher Net amortization of Deferred policy acquisition costs and Value of business acquired, higher Interest credited and other benefits to contract owners/policyholders and higher Total net realized capital losses, partially offset by lower Income tax expense, higher Net investment income, higher Premiums and higher Fee income.

Revenues

Total revenues increased $33.5 million from $562.0 million to $595.5 million for the three months ended September 30, 2014, primarily due to higher Net investment income, higher Premiums and higher Fee income, partially offset by higher Total net realized capital losses.

Net investment income increased $20.0 million from $328.2 million to $348.2 million primarily due to higher investment income due to growth of general account assets as a result of participants transferring funds from variable investment options into fixed investment options, higher prepayment income and higher limited partnership income. These increases were partially offset by declining yields on reinvestments.

Fee income increased $8.5 million from $189.9 million to $198.4 million primarily due to increases in full service retirement plan fees. The increase in fees related to the full service retirement plan was driven by net increases in separate account and institutional/mutual fund average Assets Under Management (“AUM”).

Premiums increased $19.9 million from $7.6 million to $27.5 million primarily due to higher premiums in immediate annuities with life contingencies, which is offset by a reserve increase in Interest credited and other benefits to contract owners/policyholders.

Total net realized capital losses increased $14.0 million from $28.1 million to $42.1 million primarily due to unfavorable changes in the fair value of embedded derivatives on product guarantees and fixed maturities using fair value option, partially offset by favorable changes in the fair value of derivatives. The change in the fair value of embedded derivatives on product guarantees (from a gain of $17.9 million in the third quarter of 2013 to a loss of $12.5 million in the third quarter of 2014) was primarily due to a decrease in interest rates during the current period compared to an increase in interest rates in the prior period while the change in the fair value of fixed maturities using fair value option was primarily due to mark-to-market movements within the CMO-B portfolio as a result of interest rate movements. Partially offsetting these changes was a favorable change in the fair value of derivatives primarily due to interest rate movements in the current period compared to the prior period.

Benefits and Expenses

Total benefits and expenses increased $106.8 million from $428.7 million to $535.5 million for the three months ended September 30, 2014 primarily due to higher Net amortization of deferred policy acquisition costs and Value of business acquired, and higher Interest credited and benefits expense.

Interest credited and other benefits to contract owners/policyholders increased $21.2 million from $204.2 million to $225.4 million primarily due to higher reserves on immediate annuities with life contingencies, loss recognition and financing costs related to a new reinsurance agreement. Also contributing to the increase was higher credited interest due to higher general account liabilities, which corresponds to the increase in general account assets. These increases were partially offset by a decrease in average credited rates during the current period and an increase in general liabilities in the prior period that did not repeat in the current period. The decrease in average credited rates during the current period was due to actions taken in January and July 2014 to reflect the continuing low interest rate environment.

Net amortization of DAC and VOBA changed $78.7 million from $(15.2) million to $63.5 million primarily due to unfavorable unlocking in the current period compared to favorable unlocking in the prior period due to prospective assumption changes and the impact of equity markets.

Income Tax

Income tax expense decreased $55.9 million from $65.7 million to $9.8 million primarily due to a decrease in income before taxes, an increase in the valuation allowance in the prior period which did not reoccur, and an increase in the dividends received deduction ("DRD").

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Our results of operations for the nine months ended September 30, 2014 were primarily impacted by higher Interest credited and other benefits to contract owners/policyholders, higher Net amortization of deferred policy acquisition costs and value of business acquired and higher Operating expenses, partially offset by lower Income tax expense, higher Fee income, higher Premiums, lower Total net realized capital losses and higher Net investment income.

Revenues

Total revenues increased $124.2 million from $1,629.5 million to $1,753.7 million primarily due to higher Fee income, higher premiums, lower Total net realized capital losses, and higher Net investment income.

Net investment income increased $12.6 million from $1,019.3 million to $1,031.9 million primarily due to higher investment income due to growth of general account assets as a result of participants transferring funds from variable investment options into fixed investment options, partially offset by declining yields on reinvestments.

Fee income increased $39.7 million from $547.9 million to $587.6 million primarily due to increases in full service retirement plan fees. The increase in fees related to the full service retirement plans was driven by net increases in separate accounts and institutional/mutual fund average AUM.

Premiums increased $33.3 million from $22.7 million to $56.0 million due to higher premiums in immediate annuities with life contingencies as well as higher premiums associated with the annuitization of life contingent contracts, both of which are offset by a reserve increase in Interest credited and other benefits to contract owners/policyholders.

Total net realized capital losses decreased $27.9 million from $138.1 million to $110.2 million primarily due to favorable changes in the fair values of fixed maturities using fair value option and derivatives, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees. The favorable changes in the fair value of fixed maturities using fair value option and derivatives were primarily a result of interest rate movements in the current period compared to the prior period. Partially offsetting these favorable changes were unfavorable changes of $138.9 million in the fair value of the embedded derivatives on product guarantees (from a gain of $94.4 million for the nine months ended September 30, 2013 to a loss of $44.5 million for the nine months ended September 30, 2014) primarily due to a decrease in interest rates in the nine months ended September 30, 2014 compared to an increase in interest rates in the nine months ended September 30, 2013.

Benefits and Expenses

Total benefits and expenses increased $252.5 million from $1,276.5 million to $1,529.0 million primarily due to higher Interest credited and other benefits to contract owners/policyholders, higher Net amortization of deferred policy acquisition costs and value of business acquired and higher Operating expenses.

Interest credited and other benefits to contract owners/policyholders increased $151.9 million from $536.3 million to $688.2 million primarily due to a decrease in the fair value of an embedded derivative on a reinsurance agreement and financing costs related to a new reinsurance agreement. The decrease in the fair value of the embedded derivative on reinsurance was a result of a decrease in interest rates during the current period as compared to an increase in interest rates in the prior period. Also contributing to the increase were higher reserves on immediate annuities with life contingencies, loss recognition and higher credited interest due to higher general account liabilities, which corresponds to the increase in general account assets. These increases were partially offset by a decrease in the average credited rates due to actions taken in January and July 2014 to reflect the continuing low interest rate environment.

Operating expenses increased $37.9 million from $527.9 million to $565.8 million primarily due to investments in the business in the current period and a reduction in estimated variable compensation accruals in the prior period that did not repeat.

Net amortization of DAC and VOBA increased $58.5 million from $31.7 million to $90.2 million primarily due to increased amortization resulting from increased gross profits and unfavorable unlocking in the current period compared to favorable unlocking in the prior period due to prospective assumption changes and the impact of equity markets. These increases were partially offset by the impact on gross profits of a change in the embedded derivative associated with a reinsurance agreement.

Income Taxes

Income tax expense decreased $79.2 million from $133.4 million to $54.2 million primarily due to a decrease in income before taxes, an increase in valuation allowance in the prior period which did not reoccur, and an increase in the DRD.

Financial Condition

Investments

Investment Strategy

Our investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, disciplined matching of asset characteristics with liability requirements and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and risk tolerances and are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, credit spread risk, market risk, liquidity risk and concentration risk across issuers, sectors and asset types that seek to mitigate the impact of cash flow variability arising from these risks.

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

See the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item I. in this Form 10-Q.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	September 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$20,495.7	78.8%	$19,944.4	79.3%
Fixed maturities, at fair value using the fair value option	724.0	2.8%	621.3	2.5%
Equity securities, available-for-sale	122.3	0.5%	134.9	0.5%
Short-term investments(1)	21.4	0.1%	15.0	0.1%
Mortgage loans on real estate	3,564.7	13.7%	3,396.1	13.5%
Policy loans	240.2	0.9%	242.0	1.0%
Limited partnerships/corporations	250.8	1.0%	180.9	0.7%
Derivatives	421.3	1.6%	464.4	1.8%
Securities pledged	148.0	0.6%	140.1	0.6%
Total investments	$25,988.4	100.0%	$25,139.1	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

($ in millions)	September 30, 2014
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$647.9	3.2%	$733.4	3.4%
U.S. Government agencies and authorities	54.8	0.3%	56.1	0.3%
State, municipalities, and political subdivisions	152.7	0.8%	163.6	0.8%
U.S. corporate securities	10,311.5	51.8%	11,048.6	51.7%
Foreign securities(1)	5,683.2	28.5%	6,024.7	28.2%
Residential mortgage-backed securities	1,827.7	9.2%	2,022.0	9.5%
Commercial mortgage-backed securities	842.6	4.2%	905.3	4.2%
Other asset-backed securities	401.7	2.0%	414.0	1.9%
Total fixed maturities, including securities pledged	$19,922.1	100.0%	$21,367.7	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$636.5	3.2%	$670.1	3.2%
U.S. Government agencies and authorities	237.1	1.2%	242.1	1.2%
State, municipalities, and political subdivisions	77.2	0.4%	83.0	0.4%
U.S. corporate securities	10,326.0	52.0%	10,668.2	51.6%
Foreign securities(1)	5,572.5	28.1%	5,770.6	27.9%
Residential mortgage-backed securities	1,916.3	9.7%	2,099.7	10.1%
Commercial mortgage-backed securities	624.5	3.1%	691.7	3.3%
Other asset-backed securities	465.8	2.3%	480.4	2.3%
Total fixed maturities, including securities pledged	$19,855.9	100.0%	$20,705.8	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2014, the average duration of our fixed maturities portfolio, including securities pledged, was between 7 and 7.5 years.

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

The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans reported within ABS and for CMBS. The NAIC's objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in each scenario are considered to have the highest designation of NAIC 1.

A large percentage of our RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by us that reduced the amortized cost on these securities to a level resulting in no expected loss in any scenario, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations). NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of September 30, 2014 and December 31, 2013, the weighted average quality rating of our fixed maturities portfolio was A-. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

▪	when three ratings are received then the middle rating is applied;

▪	when two ratings are received then the lower rating is applied;

▪	when a single rating is received, the ARO rating is applied; and

▪	when ratings are unavailable then an internal rating is applied.

Total fixed maturities by NAIC designation category, including securities pledged, were as follows as of the dates indicated:

($ in millions)	September 30, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$733.4	$—	$—	$—	$—	$—	$733.4
U.S. Government agencies and authorities	56.1	—	—	—	—	—	56.1
State, municipalities and political subdivisions	158.6	5.0	—	—	—	—	163.6
U.S. corporate securities	4,855.3	5,439.4	661.5	87.2	1.1	4.1	11,048.6
Foreign securities(1)	1,631.9	4,088.9	264.4	36.1	—	3.4	6,024.7
Residential mortgage-backed securities	1,906.7	18.6	27.4	5.4	8.5	55.4	2,022.0
Commercial mortgage-backed securities	878.0	—	23.1	4.2	—	—	905.3
Other asset-backed securities	396.6	12.1	3.9	—	1.2	0.2	414.0
Total fixed maturities	$10,616.6	$9,564.0	$980.3	$132.9	$10.8	$63.1	$21,367.7
% of Fair Value	49.7%	44.7%	4.6%	0.6%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$670.1	$—	$—	$—	$—	$—	$670.1
U.S. Government agencies and authorities	242.1	—	—	—	—	—	242.1
State, municipalities and political subdivisions	82.0	1.0	—	—	—	—	83.0
U.S. corporate securities	4,668.0	5,461.7	451.3	83.7	—	3.5	10,668.2
Foreign securities(1)	1,708.0	3,747.5	299.2	12.7	—	3.2	5,770.6
Residential mortgage-backed securities	1,974.1	24.2	30.7	4.8	10.0	55.9	2,099.7
Commercial mortgage-backed securities	687.4	—	0.4	3.9	—	—	691.7
Other asset-backed securities	462.8	13.1	3.6	—	0.7	0.2	480.4
Total fixed maturities	$10,494.5	$9,247.5	$785.2	$105.1	$10.7	$62.8	$20,705.8
% of Fair Value	50.7%	44.6%	3.8%	0.5%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

Total fixed maturities by ARO quality rating category, including securities pledged, were as follows as of the dates indicated:

($ in millions)	September 30, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$733.4	$—	$—	$—	$—	$733.4
U.S. Government agencies and authorities	56.1	—	—	—	—	56.1
State, municipalities and political subdivisions	27.5	100.5	30.6	5.0	—	163.6
U.S. corporate securities	167.3	443.9	4,269.2	5,450.6	717.6	11,048.6
Foreign securities(1)	41.0	444.0	1,310.1	3,979.6	250.0	6,024.7
Residential mortgage-backed securities	1,717.5	7.5	5.5	36.4	255.1	2,022.0
Commercial mortgage-backed securities	646.7	18.7	49.7	46.2	144.0	905.3
Other asset-backed securities	338.3	8.3	21.5	9.3	36.6	414.0
Total fixed maturities	$3,727.8	$1,022.9	$5,686.6	$9,527.1	$1,403.3	$21,367.7
% of Fair Value	17.4%	4.8%	26.6%	44.7%	6.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$670.1	$—	$—	$—	$—	$670.1
U.S. Government agencies and authorities	242.1	—	—	—	—	242.1
State, municipalities and political subdivisions	19.5	62.5	0.1	0.9	—	83.0
U.S. corporate securities	164.4	435.3	4,110.6	5,393.0	564.9	10,668.2
Foreign securities(1)	30.8	424.1	1,415.1	3,660.6	240.0	5,770.6
Residential mortgage-backed securities	1,755.9	9.4	11.0	48.3	275.1	2,099.7
Commercial mortgage-backed securities	342.3	98.6	53.1	48.4	149.3	691.7
Other asset-backed securities	385.8	11.1	32.3	14.3	36.9	480.4
Total fixed maturities	$3,610.9	$1,041.0	$5,622.2	$9,165.5	$1,266.2	$20,705.8
% of Fair Value	17.4%	5.0%	27.2%	44.3%	6.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $261.8 million from $368.8 million to $107.0 million for the nine months ended September 30, 2014. The decrease was primarily due to declining interest rates.

As of September 30, 2014 and December 31, 2013, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million. See the Investments Note to the Condensed Consolidated Financial Statements in Part I, Item 1. in this Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multi-year correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, early in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the U.S. economy and, more specifically, the housing market. The nine months ended September 30, 2014 have been characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures in the first quarter. More recently, weakness observed in activity measures in the first quarter has been observed in home price measures.  While home prices continue to look higher year-over-year, the magnitude of year-over-year price changes has moved lower. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2014, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $50.3 million, $46.6 million and $1.2 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $58.1 million, $56.1 million and $2.5 million, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2014
	1	68.9%	AAA	0.8%	2007	5.0%
	2	20.6%	AA	—%	2006	16.5%
	3	7.7%	A	2.6%	2005 and prior	78.5%
	4	—%	BBB	15.0%		100.0%
	5	2.4%	BB and below	81.6%
	6	0.4%		100.0%
		100.0%
December 31, 2013
	1	74.0%	AAA	0.1%	2007	6.5%
	2	18.7%	AA	2.1%	2006	7.8%
	3	5.9%	A	11.9%	2005 and prior	85.7%
	4	—%	BBB	20.7%		100.0%
	5	1.1%	BB and below	65.2%
	6	0.3%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" section above. As of September 30, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $80.9 million, $62.3 million and $1.2 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $87.3 million, $70.1 million and $2.5 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2014
	1	69.9%	AAA	0.1%	2007	14.8%
	2	15.1%	AA	—%	2006	31.3%
	3	8.3%	A	1.9%	2005 and prior	53.9%
	4	6.7%	BBB	3.2%		100.0%
	5	—%	BB and below	94.8%
	6	—%		100.0%
		100.0%
December 31, 2013
	1	65.4%	AAA	0.1%	2007	14.6%
	2	22.9%	AA	—%	2006	30.0%
	3	6.1%	A	2.7%	2005 and prior	55.4%
	4	5.6%	BBB	3.4%		100.0%
	5	—%	BB and below	93.8%
	6	—%		100.0%
		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans has declined through 2013 and almost all of 2014. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics into 2014. The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance in 2014, following five straight years of increasing new issuance volumes since the credit crisis. The volume for the nine months ended September 30, 2014, remains robust, reflective of the active and competitive refinancing market.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2014
	1	97.0%	AAA	71.4%	2014	21.6%
	2	—%	AA	2.1%	2013	18.9%
	3	2.5%	A	5.5%	2012	0.2%
	4	0.5%	BBB	5.1%	2011	—%
	5	—%	BB and below	15.9%	2010	0.3%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	59.0%
						100.0%
December 31, 2013
	1	99.3%	AAA	49.5%	2013	8.3%
	2	—%	AA	14.3%	2012	—%
	3	0.1%	A	7.6%	2011	—%
	4	0.6%	BBB	7.0%	2010	—%
	5	—%	BB and below	21.6%	2009	—%
	6	—%		100.0%	2008	—%
		100.0%			2007 and prior	91.7%
						100.0%

As of September 30, 2014, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $368.2 million, $359.6 million and $0.7 million, respectively. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $423.4 million, $410.9 million and $0.9 million, respectively.

As of September 30, 2014, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLO") and automobile receivables, comprising 60.8%, 1.9% and 21.1%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 47.1%, 3.3% and 32.7%, respectively, of total Other ABS, excluding subprime exposure.

The following table summarizes our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2014
	1	99.5%	AAA	91.8%	2014	10.6%
	2	0.5%	AA	2.3%	2013	10.4%
	3	—%	A	5.4%	2012	10.1%
	4	—%	BBB	0.5%	2011	7.5%
	5	—%	BB and below	—%	2010	3.6%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	57.8%
						100.0%
December 31, 2013
	1	99.4%	AAA	91.1%	2013	15.4%
	2	0.5%	AA	2.3%	2012	12.3%
	3	0.1%	A	6.0%	2011	12.1%
	4	—%	BBB	0.5%	2010	4.5%
	5	—%	BB and below	0.1%	2009	0.3%
	6	—%		100.0%	2008	11.4%
		100.0%			2007 and prior	44.0%
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

Mortgage Loans on Real Estate

We rate commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be other-than-temporary impairments ("OTTI") (i.e., when it is probable that we will be unable to collect amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

As of September 30, 2014, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV of 60.5%. As of December 31, 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 59.8%. See the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. in this Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
September 30, 2014
Loan-to-Value Ratios:
0% - 50%	$347.1	$27.6	$22.9	$26.6	$—	$424.2	11.9%
>50% - 60%	728.1	38.6	89.8	38.8	—	895.3	25.1%
>60% - 70%	1,557.2	367.3	119.3	54.4	1.7	2,099.9	58.9%
>70% - 80%	6.5	108.4	16.9	2.9	—	134.7	3.8%
>80% and above	—	7.8	—	4.0	—	11.8	0.3%
Total	$2,638.9	$549.7	$248.9	$126.7	$1.7	$3,565.9	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2013
Loan-to-Value Ratios:
0% - 50%	$390.9	$40.3	$20.3	$44.2	$—	$495.7	14.6%
>50% - 60%	653.6	93.3	94.7	52.9	—	894.5	26.3%
>60% - 70%	1,330.1	322.0	146.5	80.8	0.1	1,879.5	55.3%
>70% - 80%	13.9	86.8	6.2	8.0	—	114.9	3.4%
>80% and above	—	—	8.1	4.6	—	12.7	0.4%
Total	$2,388.5	$542.4	$275.8	$190.5	$0.1	$3,397.3	100.0%

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II., Item 8. in our Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

During the three and nine months ended September 30, 2014, we recorded $0.3 million and $1.2 million, respectively, of credit related OTTI of which the primary contributor being $0.3 million and $1.1 million, respectively of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. See the Investments Note to the Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q for further information on OTTI.

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

The United States and European Union have recently imposed sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine. We remain comfortable with our aggregate Russian exposure of $75.3 million, given its relatively small allocation in our total investment portfolio.

We quantify and allocate our exposure to the region, as described in the table below, by attempting to identify aspects of the region or country risk to which we are exposed. Among the factors we consider are the nationality of the issuer, the nationality of the issuer's ultimate parent, the corporate and economic relationship between the issuer and its parent, as well as the political, legal and economic environment in which each functions. By undertaking this assessment, we believe that we develop a more accurate assessment of the actual geographic risk, with a more integrated understanding of contributing factors to the full risk profile of the issuer.

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

As of September 30, 2014, we had $284.9 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $104.1 million, Italy of $108.7 million and Spain of $72.1 million. We did not have any exposure to Greece or Portugal. As of September 30, 2014, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as non-CDS derivative exposure for which it either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $3.0 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2014, our sovereign exposure was $129.4 million, which consisted of fixed maturities. We also had $379.9 million in net exposure to non-peripheral financial institutions with a concentration in France of $63.0 million, The Netherlands of $53.0 million, Switzerland of $60.9 million and the United Kingdom of $138.6 million. The balance of $2.5 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in The Netherlands of $421.9 million and the United Kingdom of $1,209.0 million, we had significant non-peripheral European total country exposures in Belgium of $185.6 million, France of $216.1 million, Germany of $279.1 million and Switzerland of $272.2 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table presents our European exposures at fair value and amortized cost as of September 30, 2014:

($ in millions)	Fixed Maturities and Equity Securities						Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin and Collateral	Total, (Fair Value)	Net Non-U.S. Funded at September 30, 2014(1)
Ireland	$—	$—	$103.5	$103.5	$96.3	$—	$—	$—	$0.6	$—	$0.6	$104.1
Italy	—	—	108.7	108.7	99.8	—	—	—	—	—	—	108.7
Spain	—	—	72.1	72.1	67.0	—	—	—	—	—	—	72.1
Total peripheral Europe	—	—	284.3	284.3	263.1	—	—	—	0.6	—	0.6	284.9

Belgium	37.1	—	148.5	185.6	157.2	—	—	—	—	—	—	185.6
France	—	47.8	153.1	200.9	189.3	—	—	37.8	—	22.6	15.2	216.1
Germany	—	34.9	242.6	277.5	258.6	—	—	1.6	—	—	1.6	279.1
Netherlands	—	53.0	368.9	421.9	392.3	—	—	—	—	—	—	421.9
Switzerland	—	55.9	210.7	266.6	245.8	—	—	5.0	0.6	—	5.6	272.2
United Kingdom	—	135.5	1,070.4	1,205.9	1,153.0	—	—	66.0	—	62.9	3.1	1,209.0
Other non- peripheral(2)	92.3	27.9	258.8	379.0	364.0	—	—	—	—	—	—	379.0
Total non-peripheral Europe	129.4	355.0	2,453.0	2,937.4	2,760.2	—	—	110.4	0.6	85.5	25.5	2,962.9
Total	$129.4	$355.0	$2,737.3	$3,221.7	$3,023.3	$—	$—	$110.4	$1.2	$85.5	$26.1	$3,247.8
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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc. an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of September 30, 2014 and December 31, 2013, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 54.8% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and CMO and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2014, VRIAC had securities lending collateral assets of $101.2 million, which represents approximately 0.1% of its general account statutory admitted assets.

We believe that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2014 and 2013, VRIAC did not receive any capital contributions from its Parent.

On May 2, 2014, VRIAC declared an ordinary dividend in the amount of $281.0 million, which was paid on May 19, 2014. During the nine months ended September 30, 2013, following receipt of required approval from its domiciliary state insurance regulator and consummation of the initial public offering of Voya Financial, Inc., VRIAC paid an extraordinary dividend in the amount of $174.0 million to its Parent.

On October 3, 2014, DSL paid a $30.0 dividend to VRIAC, its parent.

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
Voya Retirement Insurance and Annuity Company
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

Ratings actions affirmation and outlook changes by S&P, Fitch, Moody's and A.M. Best from January 1, 2014 through November 12, 2014 are as follows:

•	On September 4, 2014, Fitch affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us, and maintained its Positive outlook.

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

Reinsurance

Effective January 1, 2014, VRIAC entered into a coinsurance agreement with Langhorne I, LLC, a newly formed affiliated captive reinsurance company to manage reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee business. This agreement is accounted for under the deposit method. As of September 30, 2014, a $121.9 million deposit liability and $56.2 million reinsurance asset are included in Other Liabilities and Other Assets, respectively, on the Balance Sheets.

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

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I., Item 1A. in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and "Risk Factors" in Part II., Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. In addition, please see "Management’s Narrative Analysis of the Results of Operations and Financial Condition" herein and in our Annual Report on Form 10-K and "Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (file No. 033-23376).

Item 5.    Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended September 30, 2014 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, including the Company have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 30, 2014. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc. and the Company and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, including the Company, or involve the management of Voya Financial, Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the quarter ended September 30, 2014, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended September 30, 2014, ING Bank had gross revenues of approximately $2.9 million related to these activities, which was principally related to legacy loan repayments and commissions on guarantees. ING Bank estimates that it had net profit of approximately $47.5 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on page 79 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2014			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Mark B. Kaye
Mark B. Kaye
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY ("VRIAC")

Exhibit Index
Exhibit Number	Description of Exhibit
3.1+	Amended and Restated Certificate of Incorporation of Voya Retirement Insurance and Annuity Company (formerly ING Life Insurance and Annuity Company) (Amended and Restated as of September 30, 2014)
3.2+	Amended and Restated Bylaws of Voya Retirement Insurance and Annuity Company effective September 1, 2014
31.1+	Certificate of Mark B. Kaye pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Alain M. Karaoglan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Mark B. Kaye pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Alain M. Karaoglan pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

