Form 10-Q
period 2015-03-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2015-05-12
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 7, 2015, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2015

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to the use and possible application of accreditation standards to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's proposed rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 033-23376) (the "Annual Report on Form 10-K").

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
Condensed Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $19,378.2 as of 2015 and $19,085.0 as of 2014)	$21,214.9	$20,655.6
Fixed maturities, at fair value using the fair value option	768.2	725.7
Equity securities, available-for-sale, at fair value (cost of $107.7 as of 2015 and $107.4 as of 2014)	123.6	121.9
Short-term investments	55.4	241.5
Mortgage loans on real estate, net of valuation allowance of $1.0 as of 2015 and $1.1 as of 2014	3,665.1	3,513.0
Policy loans	234.8	239.1
Limited partnerships/corporations	256.4	248.4
Derivatives	657.3	562.0
Securities pledged (amortized cost of $217.1 as of 2015 and $224.4 as of 2014)	239.0	235.3
Total investments	27,214.7	26,542.5
Cash and cash equivalents	417.6	481.2
Short-term investments under securities loan agreements, including collateral delivered	375.7	325.4
Accrued investment income	295.6	285.2
Reinsurance recoverable	1,901.5	1,929.5
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	856.6	939.1
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	150.2	—
Current income tax recoverable	—	10.1
Due from affiliates	62.8	60.6
Property and equipment	73.9	74.8
Other assets	165.5	170.0
Assets held in separate accounts	64,218.8	62,808.1
Total assets	$95,907.9	$93,801.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	March 31, 2015	December 31, 2014
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$25,443.5	$25,129.9
Payable for securities purchased	16.2	12.1
Payables under securities loan agreements, including collateral held	680.6	617.1
Long-term debt	4.9	4.9
Due to affiliates	122.3	111.1
Derivatives	298.8	217.0
Current income tax payable to Parent	11.9	—
Deferred income taxes	448.8	367.5
Other liabilities	502.8	572.0
Liabilities related to separate accounts	64,218.8	62,808.1
Total liabilities	91,748.6	89,839.7

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2015 and 2014; $50 par value per share)	2.8	2.8
Additional paid-in capital	3,584.1	3,583.9
Accumulated other comprehensive income (loss)	976.8	841.5
Retained earnings (deficit)	(404.4)	(466.4)
Total shareholder's equity	4,159.3	3,961.8
Total liabilities and shareholder's equity	$95,907.9	$93,801.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Revenues:
Net investment income	$351.5	$343.6
Fee income	192.2	193.7
Premiums	23.8	14.0
Broker-dealer commission revenue	59.8	62.1
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.1)	(0.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.8	—
Net other-than-temporary impairments recognized in earnings	(1.9)	(0.9)
Other net realized capital gains (losses)	(28.6)	(43.0)
Total net realized capital gains (losses)	(30.5)	(43.9)
Other revenue	(2.0)	1.5
Total revenues	594.8	571.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	237.4	234.1
Operating expenses	189.4	193.3
Broker-dealer commission expense	59.8	62.1
Net amortization of Deferred policy acquisition costs and Value of business acquired	22.5	19.8
Total benefits and expenses	509.1	509.3
Income (loss) before income taxes	85.7	61.7
Income tax expense (benefit)	23.7	16.0
Net income (loss)	$62.0	$45.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$62.0	$45.7
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	206.5	315.9
Other-than-temporary impairments	1.2	6.6
Pension and other postretirement benefits liability	(0.6)	(0.6)
Other comprehensive income (loss), before tax	207.1	321.9
Income tax expense (benefit) related to items of other comprehensive income (loss)	71.8	112.4
Other comprehensive income (loss), after tax	135.3	209.5
Comprehensive income (loss)	$197.3	$255.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2015	$2.8	$3,583.9	$841.5	$(466.4)	$3,961.8
Comprehensive income (loss):
Net income (loss)	—	—	—	62.0	62.0
Other comprehensive income (loss), after tax	—	—	135.3	—	135.3
Total comprehensive income (loss)					197.3
Employee related benefits	—	0.2	—	—	0.2
Balance at March 31, 2015	$2.8	$3,584.1	$976.8	$(404.4)	$4,159.3

Balance at January 1, 2014	$2.8	$3,953.3	$495.4	$(698.1)	$3,753.4
Comprehensive income (loss):
Net income (loss)	—	—	—	45.7	45.7
Other comprehensive income (loss), after tax	—	—	209.5	—	209.5
Total comprehensive income (loss)					255.2
Employee related benefits	—	—	—	—	—
Balance at March 31, 2014	$2.8	$3,953.3	$704.9	$(652.4)	$4,008.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$241.0	$88.9
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	599.4	724.4
Equity securities, available-for-sale	—	9.5
Mortgage loans on real estate	90.8	91.5
Limited partnerships/corporations	5.3	14.0
Acquisition of:
Fixed maturities	(927.8)	(756.8)
Mortgage loans on real estate	(242.8)	(72.4)
Limited partnerships/corporations	(10.4)	(2.6)
Derivatives, net	23.0	2.1
Policy loans, net	4.3	1.3
Short-term investments, net	186.1	(95.0)
Short-term loans to affiliates, net	(150.2)	—
Collateral received, net	13.2	69.5
Net cash used in investing activities	(409.1)	(14.5)
Cash Flows from Financing Activities:
Deposits received for investment contracts	852.3	861.6
Maturities and withdrawals from investment contracts	(731.1)	(898.3)
Receipts on deposit contracts	—	124.7
Settlements on deposit contracts	(17.3)	(3.9)
Short-term loans to affiliates, net	—	(72.0)
Excess tax benefits on share-based compensation	0.6	—
Net cash provided by financing activities	104.5	12.1
Net (decrease) increase in cash and cash equivalents	(63.6)	86.5
Cash and cash equivalents, beginning of period	481.2	378.9
Cash and cash equivalents, end of period	$417.6	$465.4

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Retirement Insurance and Annuity Company ("VRIAC"), which changed its name from ING Life Insurance and Annuity Company on September 1, 2014, is a stock life insurance company domiciled in the State of Connecticut. VRIAC and its wholly owned subsidiaries (collectively, "the Company") provide financial products and services in the United States. VRIAC is authorized to conduct its insurance business in all states and in the District of Columbia, Guam, Puerto Rico and the Virgin Islands.

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

In 2014, ING Group completed sales of 82,783,006 shares of common stock of Voya Financial, Inc. in three registered public offerings throughout the year ("the 2014 Offerings"). In conjunction with each of these offerings, pursuant to the terms of share repurchase agreements between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 19,447,847 shares of its common stock from ING Group (the “2014 Direct Share Repurchases”) (the 2014 Offerings and the 2014 Direct Share Repurchases collectively, the “2014 Transactions”). Upon completion of the 2014 Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 19%.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2015, and its results of operations, comprehensive income, changes in shareholder's equity and statements of cash flows for the three months ended March 31, 2015 and 2014, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2014 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report on Form 10-K"), filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to prior year financial information to conform to the current year classifications. During 2015, certain changes were made to the Statements of Cash Flows for the three months ended March 31, 2014 to reclassify $120.8 from Operating Activities to Financing Activities for reinsurance transactions that use the deposit method of accounting.

Adoption of New Pronouncements

Repurchase Agreements
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-11, "Transfers and Servicing (Accounting Standards Codification ("ASC") Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" ("ASU 2014-11"), which (1) changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and (2) requires separate accounting for a transfer of a financial asset executed with a repurchase agreement with the same counterparty. This will result in secured borrowing accounting for the repurchase agreement. The amendments also require additional disclosures for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings.

The provisions of ASU 2014-11 were adopted by the Company on January 1, 2015, with the exception of disclosure amendments for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company is currently in the process of determining the impact of adoption of the disclosure provisions of

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

ASU 2014-11. The adoption of the January 1, 2015 provisions had no effect on the Company's financial condition, results of operations or cash flows.
Future Adoption of Accounting Pronouncements

Internal-Use Software
In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other-Internal-Use Software (ASC Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which clarifies that customers should account for software licenses included in cloud computing arrangements (ex. software as a service) consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract.
The provisions of ASU 2015-05 are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The amendments can be applied prospectively or retrospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2015-05.
Defined Benefit Plans
In April 2015, the FASB issued ASU 2015-04, "Compensation - Retirement Benefits (ASC Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets" ("ASU 2015-04"), which clarifies that if a contribution or significant event occurs between the month-end date used to measure defined benefit plans assets and obligations and an entity’s fiscal year end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events.

The provisions of ASU 2015-04 are effective, prospectively, for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect ASU 2015-04 to have an impact.

Consolidation
In February 2015, the FASB issued ASU 2015-02, “Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which:

•
Modifies the evaluation of whether limited partnerships and similar entities are Variable Interest Entities ("VIEs") or Voting Interest Entities ( "VOEs"), including the requirement to consider the rights of all equity holders at risk to determine if they have the power to direct the entity's most significant activities.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$670.5	$140.1	$—	$—	$810.6	$—
U.S. Government agencies and authorities	45.6	0.6	—	—	46.2	—
State, municipalities and political subdivisions	303.2	22.0	0.1	—	325.1	—
U.S. corporate securities	10,643.9	1,041.8	34.8	—	11,650.9	1.4

Foreign securities(1):
Government	339.4	27.5	3.1	—	363.8	—
Other	5,138.3	375.8	36.1	—	5,478.0	—
Total foreign securities	5,477.7	403.3	39.2	—	5,841.8	—

Residential mortgage-backed securities:
Agency	1,620.0	134.4	2.3	15.2	1,767.3	0.2
Non-Agency	218.6	55.2	2.0	12.3	284.1	7.6
Total Residential mortgage-backed securities	1,838.6	189.6	4.3	27.5	2,051.4	7.8

Commercial mortgage-backed securities	1,046.9	99.4	0.1	—	1,146.2	6.7
Other asset-backed securities	337.1	14.3	1.5	—	349.9	2.6
Total fixed maturities, including securities pledged	20,363.5	1,911.1	80.0	27.5	22,222.1	18.5
Less: Securities pledged	217.1	26.4	4.5	—	239.0	—
Total fixed maturities	20,146.4	1,884.7	75.5	27.5	21,983.1	18.5
Equity securities	107.7	15.9	—	—	123.6	—
Total fixed maturities and equity securities investments	$20,254.1	$1,900.6	$75.5	$27.5	$22,106.7	$18.5
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

Foreign securities(1):
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$567.7	$574.5
After one year through five years	4,261.7	4,522.1
After five years through ten years	5,950.9	6,314.4
After ten years	6,360.6	7,263.6
Mortgage-backed securities	2,885.5	3,197.6
Other asset-backed securities	337.1	349.9
Fixed maturities, including securities pledged	$20,363.5	$22,222.1

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2015 and December 31, 2014, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's condensed consolidated Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2015
Communications	$1,177.7	$151.9	$0.7	$1,328.9
Financial	2,411.2	244.7	0.8	2,655.1
Industrial and other companies	9,130.6	673.9	65.1	9,739.4
Utilities	2,587.0	300.9	4.1	2,883.8
Transportation	475.7	46.2	0.2	521.7
Total	$15,782.2	$1,417.6	$70.9	$17,128.9

December 31, 2014
Communications	$1,226.1	$136.8	$2.4	$1,360.5
Financial	2,310.5	221.4	1.6	2,530.3
Industrial and other companies	8,962.6	569.4	90.0	9,442.0
Utilities	2,555.7	259.2	4.3	2,810.6
Transportation	450.7	40.3	1.3	489.7
Total	$15,505.6	$1,227.1	$99.6	$16,633.1

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
The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2015 and December 31, 2014, approximately 58.7% and 57.3%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of March 31, 2015 and December 31, 2014, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to the Company. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of March 31, 2015 and December 31, 2014, the fair value of loaned securities was $154.6 and $174.9, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $160.0 and $182.0, respectively, and recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, liabilities to return collateral of $160.0 and $182.0, respectively, were included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $0.6 and $0.7 as of March 31, 2015 and December 31, 2014, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS that are accounted for under the FVO for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2015:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$—	$—		$—	$—	$—	$—
U.S. Government, agencies and authorities	—	—		—	—		—	—	—	—
State, municipalities and political subdivisions	13.5	0.1		—	—		—	—	13.5	0.1
U.S. corporate securities	475.7	12.7		109.7	8.5		190.4	13.6	775.8	34.8
Foreign	414.2	14.9		109.2	15.1		124.2	9.2	647.6	39.2
Residential mortgage-backed	55.4	0.9		1.4	—	*	139.5	3.4	196.3	4.3
Commercial mortgage-backed	13.2	0.1		—	—		—	—	13.2	0.1
Other asset-backed	1.2	—	*	—	—		18.2	1.5	19.4	1.5
Total	$973.2	$28.7		$220.3	$23.6		$472.3	$27.7	$1,665.8	$80.0
*Less than $0.1

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$12.4	$—	*	$—	$—	$—	$—	$12.4	$—	*
U.S. Government, agencies and authorities	2.3	—	*	—	—	—	—	2.3	—	*
State, municipalities and political subdivisions	22.5	0.1		—	—	—	—	22.5	0.1
U.S. corporate securities	772.1	20.0		34.8	1.5	712.8	27.6	1,519.7	49.1
Foreign	671.0	35.7		9.7	0.2	350.2	20.1	1,030.9	56.0
Residential mortgage-backed	94.5	0.7		25.2	0.6	163.1	4.5	282.8	5.8
Commercial mortgage-backed	59.1	0.1		—	—	—	—	59.1	0.1
Other asset-backed	27.0	0.1		—	—	18.4	1.6	45.4	1.7
Total	$1,660.9	$56.7		$69.7	$2.3	$1,244.5	$53.8	$2,975.1	$112.8
*Less than $0.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 94.5% and 95.9% of the average book value as of March 31, 2015 and December 31, 2014, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2015
Six months or less below amortized cost	$1,055.6	$40.0	$36.1	$10.5	221	7
More than six months and twelve months or less below amortized cost	204.9	—	14.2	—	42	—
More than twelve months below amortized cost	443.4	1.9	18.8	0.4	133	1
Total	$1,703.9	$41.9	$69.1	$10.9	396	8

December 31, 2014
Six months or less below amortized cost	$1,690.4	$59.7	$50.5	$13.2	341	13
More than six months and twelve months or less below amortized cost	115.1	—	6.7	—	34	—
More than twelve months below amortized cost	1,220.5	2.2	41.8	0.6	223	2
Total	$3,026.0	$61.9	$99.0	$13.8	598	15

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses				Number of Securities
	< 20%	> 20%		< 20%		> 20%		< 20%	> 20%
March 31, 2015
U.S. Treasuries	$—	$—		$—		$—		—	—
U.S. Government, agencies and authorities	—	—		—		—		—	—
State, municipalities and political subdivisions	13.7	—		0.1		—		4	—
U.S. corporate securities	795.0	15.5		31.3		3.5		136	2
Foreign	662.3	24.5		32.3		6.9		129	4
Residential mortgage-backed	200.6	—		4.3		—	*	109	1
Commercial mortgage-backed	13.3	—		0.1		—		6	—
Other asset-backed	19.0	1.9		1.0		0.5		12	1
Total	$1,703.9	$41.9		$69.1		$10.9		396	8
* Less than $0.1.
December 31, 2014
U.S. Treasuries	$12.4	$—		$—	*	$—		1	—
U.S. Government, agencies and authorities	2.3	—		—	*	—		1	—
State, municipalities and political subdivisions	22.6	—		0.1		—		8	—
U.S. corporate securities	1,543.7	25.1		43.4		5.7		254	5
Foreign	1,052.3	34.6		48.5		7.5		185	6
Residential mortgage-backed	288.6	—	*	5.8		—	*	124	2
Commercial mortgage-backed	59.2	—		0.1		—		11	—
Other asset-backed	44.9	2.2		1.1		0.6		14	2
Total	$3,026.0	$61.9		$99.0		$13.8		598	15
* Less than $0.1.

Investments with fair values less than amortized cost are included in the Company's other-than-temporary impairments analysis. Impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for "other-than-temporary impairments" each quarter based on actual and projected cash flows after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired (typically pre-2008) indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on the valuation of a particular security within the trust will also be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months ended March 31, 2015, and for the year ended December 31, 2014 the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of March 31, 2015 the Company held 12 commercial mortgage troubled debt restructured loans with a carrying value of $15.7. These 12 commercial mortgage loans were restructured in August, 2013 with a pre-modification and post modification carrying value of $26.7. These loans represent what remains of an initial portfolio of 20 restructures with a pre-modification and post modification carrying value of $39.4. This portfolio of loans is comprised of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and March 31, 2015, these loans have repaid $23.7 in principal.

As of March 31, 2015 and December 31, 2014, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	March 31, 2015	December 31, 2014
Commercial mortgage loans	$3,666.1	$3,514.1
Collective valuation allowance for losses	(1.0)	(1.1)
Total net commercial mortgage loans	$3,665.1	$3,513.0

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2015 and 2014.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2015	December 31, 2014
Collective valuation allowance for losses, balance at January 1	$1.1	$1.2
Addition to (reduction of) allowance for losses	(0.1)	(0.1)
Collective valuation allowance for losses, end of period	$1.0	$1.1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2015	December 31, 2014
Impaired loans without allowances for losses	$20.7	$32.4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$20.7	$32.4
Unpaid principal balance of impaired loans	$22.2	$33.9

As of March 31, 2015 and December 31, 2014, the company did not have any impaired loans with allowances for losses.

The following table presents information on restructured loans as of the dates indicated:

	March 31, 2015	December 31, 2014
Troubled debt restructured loans	$15.7	$27.3

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure or in arrears with respect to principal and interest as of March 31, 2015 and December 31, 2014.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Impaired loans, average investment during the period (amortized cost)(1)	$26.6	$42.8
Interest income recognized on impaired loans, on an accrual basis(1)	0.4	0.6
Interest income recognized on impaired loans, on a cash basis(1)	0.5	0.4
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.3	0.5
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2015(1)	December 31, 2014(1)
Loan-to-Value Ratio:
0% - 50%	$386.0	$411.0
>50% - 60%	920.3	824.1
>60% - 70%	2,196.3	2,107.9
>70% - 80%	152.4	159.7
>80% and above	11.1	11.4
Total Commercial mortgage loans	$3,666.1	$3,514.1
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2015(1)	December 31, 2014(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$2,657.1	$2,600.1
>1.25x - 1.5x	638.6	520.0
>1.0x - 1.25x	249.4	258.7
Less than 1.0x	110.0	131.3
Commercial mortgage loans secured by land or construction loans	11.0	4.0
Total Commercial mortgage loans	$3,666.1	$3,514.1
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$865.2	23.6%	$802.6	22.8%
South Atlantic	824.1	22.5%	746.5	21.2%
West South Central	442.4	12.1%	448.4	12.8%
Middle Atlantic	514.1	14.0%	505.8	14.4%
East North Central	364.9	9.9%	355.3	10.1%
Mountain	284.8	7.8%	274.0	7.8%
West North Central	216.5	5.9%	219.6	6.3%
East South Central	76.9	2.1%	87.1	2.5%
New England	77.2	2.1%	74.8	2.1%
Total Commercial mortgage loans	$3,666.1	100.0%	$3,514.1	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	March 31, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,292.4	35.3%	$1,236.4	35.2%
Industrial	758.6	20.7%	796.8	22.7%
Apartments	581.0	15.8%	550.6	15.7%
Office	455.4	12.4%	443.1	12.6%
Hotel/Motel	151.3	4.1%	149.7	4.2%
Mixed Use	124.4	3.4%	142.8	4.1%
Other	303.0	8.3%	194.7	5.5%
Total Commercial mortgage loans	$3,666.1	100.0%	$3,514.1	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	March 31, 2015(1)	December 31, 2014(1)
Year of Origination:
2015	$239.1	$—
2014	578.8	580.0
2013	755.5	758.8
2012	849.0	854.5
2011	664.3	674.4
2010	65.5	66.0
2009 and prior	513.9	580.4
Total Commercial mortgage loans	$3,666.1	$3,514.1
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate	$—	—	$0.1		1
Foreign(1)	0.5	1	—		—
Residential mortgage-backed	1.4	19	0.7		11
Commercial mortgage-backed	—	—	0.1		2
Other asset-backed	—	—	—	*	1
Total	$1.9	20	$0.9		15
(1) Primarily U.S. dollar denominated.
*Less than $0.1

The above table includes $0.9 and $0.8 and of write-downs related to credit impairments for the three months ended March 31, 2015 and 2014, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $1.0 and $0.1 in write-downs for the three months ended March 31, 2015 and 2014, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$—	—
Foreign(1)	0.5	1	—	—
Residential mortgage-backed	0.5	2	—	—
Commercial mortgage-backed	—	—	0.1	2
Other asset-backed	—	—	—	—
Total	$1.0	3	$0.1	2
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Balance at January 1	$22.4	$28.0
Additional credit impairments:
On securities not previously impaired	—	0.7
On securities previously impaired	0.8	0.1
Reductions:
Increase in cash flows	0.1	—
Securities sold, matured, prepaid or paid down	1.3	0.8
Balance at March 31	$21.8	$28.0

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Fixed maturities	$305.4	$300.8
Equity securities, available-for-sale	1.6	2.1
Mortgage loans on real estate	45.5	40.1
Policy loans	3.2	3.3
Short-term investments and cash equivalents	0.2	0.1
Other	8.3	9.9
Gross investment income	364.2	356.3
Less: Investment expenses	12.7	12.7
Net investment income	$351.5	$343.6

As of March 31, 2015, the Company had $3.3 of investments in fixed maturities that did not produce net investment income. As of December 31, 2014 the Company did not have any investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Fixed maturities, available-for-sale, including securities pledged	$(2.8)	$3.5
Fixed maturities, at fair value option	(13.9)	(12.6)
Equity securities, available-for-sale	—	1.0
Derivatives	31.8	(17.5)
Embedded derivative - fixed maturities	(0.2)	(0.5)
Embedded derivative - product guarantees	(45.5)	(17.8)
Other investments	0.1	—
Net realized capital gains (losses)	$(30.5)	$(43.9)
After-tax net realized capital gains (losses)	$(19.8)	$(28.5)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Proceeds on sales	$162.5	$471.0
Gross gains	1.5	12.3
Gross losses	3.7	9.9

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

Credit default swaps: Credit default swaps are used to reduce credit loss exposure with respect to certain assets that the Company owns or to assume credit exposure on certain assets that the Company does not own. Payments are made to, or received from, the

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

counterparty at specified intervals. In the event of a default on the underlying credit exposure, the Company will either receive a payment (purchased credit protection) or will be required to make a payment (sold credit protection) equal to the par minus recovery value of the swap contract. The Company utilizes these contracts in non-qualifying hedging relationships.

Forwards: The Company uses forward contracts to hedge certain invested assets against movement in interest rates, particularly mortgage rates. The Company uses To Be Announced mortgage-backed securities as an economic hedge against rate movements. The Company utilizes forward contracts in non-qualifying hedging relationships.

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of the fixed index annuity ("FIA") contracts. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2015			December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$472.8	$105.7	$—	$513.3	$104.4	$—
Foreign exchange contracts	51.2	10.9	—	51.2	7.7	—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	25,289.4	519.6	287.8	27,632.9	432.8	209.2
Foreign exchange contracts	130.1	15.1	10.9	130.1	10.6	7.7
Equity contracts	16.0	—	0.1	14.0	—	0.1
Credit contracts	384.0	6.0	—	384.0	6.5	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	27.5	—	N/A	27.8	—
Within annuity products	N/A	—	174.8	N/A	—	129.2
Within reinsurance agreements	N/A	—	1.0	N/A	—	(13.0)
Managed custody guarantees	N/A	—	0.8	N/A	—	—
Total		$684.8	$475.4		$589.8	$333.2

(1)	Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2015 and December 31, 2014. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$384.0	$6.0	$—
Foreign exchange contracts	181.3	26.0	10.9
Interest rate contracts	25,762.2	625.3	287.8
		657.3	298.7

Counterparty netting(1)		(294.0)	(294.0)
Cash collateral netting(1)		(304.7)	—
Securities collateral netting(1)		(6.5)	(4.1)
Net receivables/payables		$52.1	$0.6
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$384.0	$6.5	$—
Foreign exchange contracts	181.3	18.3	7.7
Interest rate contracts	28,146.2	537.2	209.2
		562.0	216.9

Counterparty netting(1)		(216.2)	(216.2)
Cash collateral netting(1)		(291.5)	—
Securities collateral netting(1)		(6.6)	—
Net receivables/payables		$47.7	$0.7
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2015, the Company held $157.0 and $147.9 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2014, the Company held $161.5 and $130.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2015, the Company delivered $84.4 of securities and held $6.5 securities as collateral. As of December 31, 2014, the Company delivered $60.4 of securities and held $6.6 of securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$0.1
Foreign exchange contracts	0.1	0.1
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	29.5	(18.6)
Foreign exchange contracts	1.1	0.2
Equity contracts	0.6	0.4
Credit contracts	0.4	0.3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(0.2)	(0.5)
Within annuity products(2)	(44.7)	(17.8)
Within reinsurance agreements(3)	(14.1)	(23.3)
Managed custody guarantees(2)	(0.8)	—
Total	$(28.0)	$(59.1)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2015 and 2014, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of March 31, 2015, the fair values of credit default swaps of $6.0 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2014, the fair values of credit default swaps of $6.5 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, on the Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, the maximum potential future exposure to the Company was $384.0 in credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$748.8	$61.8	$—	$810.6
U.S. Government agencies and authorities	—	46.2	—	46.2
State, municipalities and political subdivisions	—	325.1	—	325.1
U.S. corporate securities	—	11,264.4	386.5	11,650.9
Foreign(1)	—	5,659.4	182.4	5,841.8
Residential mortgage-backed securities	—	2,028.4	23.0	2,051.4
Commercial mortgage-backed securities	—	1,146.2	—	1,146.2
Other asset-backed securities	—	347.8	2.1	349.9
Total fixed maturities, including securities pledged	748.8	20,879.3	594.0	22,222.1
Equity securities, available-for-sale	85.6	—	38.0	123.6
Derivatives:
Interest rate contracts	—	625.3	—	625.3
Foreign exchange contracts	—	26.0	—	26.0
Credit contracts	—	6.0	—	6.0
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	793.3	53.9	1.5	848.7
Assets held in separate accounts	58,952.1	5,266.0	0.7	64,218.8
Total assets	$60,579.8	$26,856.5	$634.2	$88,070.5
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$27.5	$27.5
Stabilizer and MCGs	—	—	148.1	148.1
Other derivatives:
Interest rate contracts	—	287.8	—	287.8
Foreign exchange contracts	—	10.9	—	10.9
Equity contracts	0.1	—	—	0.1
Embedded derivative on reinsurance	—	1.0	—	1.0
Total liabilities	$0.1	$299.7	$175.6	$475.4
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$712.9	$60.2	$—	$773.1
U.S. Government agencies and authorities	—	46.6	—	46.6
State, municipalities and political subdivisions	—	277.2	—	277.2
U.S. corporate securities	—	10,845.2	374.8	11,220.0
Foreign(1)	—	5,612.2	165.7	5,777.9
Residential mortgage-backed securities	—	2,026.1	17.3	2,043.4
Commercial mortgage-backed securities	—	1,059.0	19.0	1,078.0
Other asset-backed securities	—	398.0	2.4	400.4
Total fixed maturities, including securities pledged	712.9	20,324.5	579.2	21,616.6
Equity securities, available-for-sale	85.3	—	36.6	121.9
Derivatives:
Interest rate contracts	—	537.2	—	537.2
Foreign exchange contracts	—	18.3	—	18.3
Credit contracts	—	6.5	—	6.5
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,046.6	—	1.5	1,048.1
Assets held in separate accounts	57,492.6	5,313.1	2.4	62,808.1
Total assets	$59,337.4	$26,199.6	$619.7	$86,156.7
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$26.3	$26.3
Stabilizer and MCGs	—	—	102.9	102.9
Other derivatives:
Interest rate contracts	—	209.2	—	209.2
Foreign exchange contracts	—	7.7	—	7.7
Equity contracts	0.1	—	—	0.1
Embedded derivative on reinsurance	—	(13.0)	—	(13.0)
Total liabilities	$0.1	$203.9	$129.2	$333.2
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company's Condensed Consolidated Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant's perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Fixed maturities: The fair values for actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets. Assets in this category primarily include certain U.S. Treasury securities.

For fixed maturities classified as Level 2 assets, fair values are determined using the market approach, based on prices obtained from third-party commercial pricing services and the Company’s matrix pricing models, which in each case incorporate a variety of market observable information as valuation inputs. The market observable inputs used for these fair value measurements, by fixed maturity asset class, are as follows:

US Treasuries, Government Agencies and Authorities, States and Municipalities: Fair value is determined principally using third-party commercial pricing services, with the primary inputs being US Treasury yield curves, trades of comparable securities, credit spreads off benchmark yields, and issuer ratings.

US/Foreign Public Corporates and Foreign Governments: Fair value is determined principally using third-party commercial pricing services, with the primary inputs being benchmark yields, trades of comparable securities, issuer ratings, bids, and credit spreads off benchmark yields.

US/Foreign Private Corporates: Fair values are determined principally using a matrix-based pricing model. The model incorporates the current level of risk-free interest rates, current corporate credit spreads, credit quality of the issuer and cash flow characteristics of the security. The model also considers a liquidity spread, the value of any collateral, the capital structure of the issuer, the presence of guarantees and the Company’s evaluation of the issuer’s ability to compete in its relevant market.

RMBS, CMBS and ABS: Fair value is determined principally using third-party commercial pricing services, with the primary inputs being credit spreads off benchmark yields, prepayment speed assumptions, current and forecasted loss severity, debt service coverage ratios, collateral type, payment priority within tranche, and the vintage of the loans underlying the security.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2015 and 2014. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended March 31, 2015:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate securities	374.8	—	2.5	47.1	—	—	(37.9)	—	—	386.5	—
Foreign(1)	165.7	0.2	1.4	3.0	—	—	(4.0)	16.1	—	182.4	—
Residential mortgage-backed securities	17.3	(0.6)	(0.4)	—	—	—	—	6.7	—	23.0	(0.6)
Commercial mortgage-backed securities	19.0	—	—	—	—	—	—	—	(19.0)	—	—
Other asset-backed securities	2.4	—	—	—	—	—	(0.3)	—	—	2.1	—
Total fixed maturities, including securities pledged	579.2	(0.4)	3.5	50.1	—	—	(42.2)	22.8	(19.0)	594.0	(0.6)
Equity securities, available-for-sale	36.6	—	1.4	—	—	—	—	—	—	38.0	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(2)	(102.9)	(44.1)	—	—	(1.1)	—	—	—	—	(148.1)	—
FIA(2)	(26.3)	(1.4)	—	—	—	—	0.2	—	—	(27.5)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1.5	—	—	—	—	—	—	—	—	1.5	—
Assets held in separate accounts(5)	2.4	—	—	—	—	—	—	—	(1.7)	0.7	—
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
(4) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended March 31, 2014:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. government agencies and authorities	$5.1	$—	$—	$—	$—	$—	$(0.1)	$—	$(2.5)	$2.5	$—
U.S. corporate securities	145.3	—	1.9	38.2	—	—	(2.0)	—	—	183.4	—
Foreign(1)	42.8	—	0.9	—	—	—	—	—	(8.9)	34.8	—
Residential mortgage-backed securities	23.7	(0.4)	(0.1)	—	—	—	—	—	(0.1)	23.1	(0.4)
Commercial mortgage-backed securities	—	—	—	14.0	—	—	—	—	—	14.0	—
Other asset-backed securities	17.7	0.8	(0.5)	—	—	—	(6.9)	—	—	11.1	0.2
Total fixed maturities, including securities pledged	234.6	0.4	2.2	52.2	—	—	(9.0)	—	(11.5)	268.9	(0.2)
Equity securities, available-for-sale	35.9	—	1.3	—	—	—	—	—	—	37.2	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(2)	—	(16.8)	—	—	(1.2)	—	—	—	—	(18.0)	—
FIA(2)	(23.1)	(1.0)	—	—	(0.2)	—	—	—	—	(24.3)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	13.1	—	—	5.8	—	(1.0)	—	—	—	17.9	—
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
(4) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2015 and 2014, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2015:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 7.8%
Nonperformance risk	0.14% to 1.1%		0.14% to 1.1%
Actuarial Assumptions:
Partial Withdrawals	0.4% to 3.2%		—
Lapses	0% to 45%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 65%	(3)
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
(3) Stabilizer contracts with recordkeeping agreements have different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	88%	0-25%	0-15%	0-35%	0-15%
Stabilizer with Recordkeeping Agreements	12%	0-50%	0-25%	0-65%	0-30%
Aggregate of all plans	100%	0-50%	0-25%	0-65%	0-30%
(4) Measured as a percentage of assets under management or assets under administration.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2014:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 7.6%
Nonperformance risk	0.13% to 1.1%		0.13% to 1.1%
Actuarial Assumptions:
Partial Withdrawals	0.4% to 3.2%		—
Lapses	0% to 45%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 65%	(3)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,222.1	$22,222.1	$21,616.6	$21,616.6
Equity securities, available-for-sale	123.6	123.6	121.9	121.9
Mortgage loans on real estate	3,665.1	3,818.4	3,513.0	3,680.6
Policy loans	234.8	234.8	239.1	239.1
Limited partnerships/corporations	256.4	256.4	248.4	248.4
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	848.7	848.7	1,048.1	1,048.1
Derivatives	657.3	657.3	562.0	562.0
Notes receivable from affiliate	175.0	224.3	175.0	216.7
Short-term loan to affiliate	150.2	150.2	—	—
Assets held in separate accounts	64,218.8	64,218.8	62,808.1	62,808.1
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	21,799.5	27,007.2	21,503.3	26,023.3
Supplementary contracts, immediate annuities and other	430.0	525.8	442.4	546.3
Derivatives:
Annuity product guarantees:
FIA	27.5	27.5	26.3	26.3
Stabilizer and MCGs	148.1	148.1	102.9	102.9
Other derivatives	298.8	298.8	217.0	217.0
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivatives on reinsurance	1.0	1.0	(13.0)	(13.0)
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

Short-term loan to affiliate: Due to its short-term nature, fair value approximates carrying value. Short-term loan to affiliate is classified as Level 2.

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

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC and VOBA was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2015	$396.5	$526.8	$923.3
Deferrals of commissions and expenses	18.7	1.5	20.2
Amortization:
Amortization	(28.3)	(17.4)	(45.7)
Interest accrued(1)	9.0	14.2	23.2
Net amortization included in the Condensed Consolidated Statements of Operations	(19.3)	(3.2)	(22.5)
Change in unrealized capital gains/losses on available-for-sale securities	(35.7)	(44.1)	(79.8)
Balance at March 31, 2015	$360.2	$481.0	$841.2

	DAC	VOBA	Total
Balance at January 1, 2014	$476.2	$696.6	$1,172.8
Deferrals of commissions and expenses	16.3	1.9	18.2
Amortization:
Amortization	(17.2)	(26.7)	(43.9)
Interest accrued(1)	8.9	15.2	24.1
Net amortization included in the Condensed Consolidated Statements of Operations	(8.3)	(11.5)	(19.8)
Change in unrealized capital gains/losses on available-for-sale securities	(54.8)	(79.2)	(134.0)
Balance at March 31, 2014	$429.4	$607.8	$1,037.2
(1) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2015 and 2014.

6.    Capital Contributions and Dividends

During the three months ended March 31, 2015 and 2014, VRIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2015 and 2014, VRIAC did not pay a dividend or distribution on its common stock to its Parent.

On May 5, 2015, VRIAC declared an ordinary dividend in the amount of $231.0, payable on or after May 20, 2015.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	March 31,
	2015	2014
Fixed maturities, net of OTTI	$1,831.1	$1,277.3
Equity securities, available-for-sale	15.9	15.9
Derivatives	219.6	156.5
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(632.3)	(469.4)
Premium deficiency reserve adjustment	(137.9)	(106.3)
Other	—	0.1
Unrealized capital gains (losses), before tax	1,296.4	874.1
Deferred income tax asset (liability)	(327.6)	(178.6)
Unrealized capital gains (losses), after tax	968.8	695.5
Pension and other postretirement benefits liability, net of tax	8.0	9.4
AOCI	$976.8	$704.9

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$273.3		$(95.0)	$178.3
Equity securities	1.4		(0.5)	0.9
Other	—		—	—
OTTI	1.2		(0.4)	0.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	2.8		(1.0)	1.8
DAC/VOBA and Sales inducements	(79.9)	(1)	28.0	(51.9)
Premium deficiency reserve adjustment	(8.1)		2.8	(5.3)
Change in unrealized gains/losses on available-for-sale securities	190.7		(66.1)	124.6

Derivatives:
Derivatives	20.9	(2)	(7.3)	13.6
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3.9)		1.4	(2.5)
Change in unrealized gains/losses on derivatives	17.0		(5.9)	11.1

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.6)		0.2	(0.4)
Change in pension and other postretirement benefits liability	(0.6)		0.2	(0.4)
Change in Other comprehensive income (loss)	$207.1		$(71.8)	$135.3
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Income (loss) before income taxes	$85.7	$61.7
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	30.0	21.6
Tax effect of:
Dividends received deduction	(7.0)	(6.0)
IRS audit adjustment	(0.1)	(0.1)
Other	0.8	0.5
Income tax expense (benefit)	$23.7	$16.0

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of March 31, 2015 and December 31, 2014, the Company had a total valuation allowance of $10.7. As of March 31, 2015 and December 31, 2014, $130.0 of this valuation allowance was allocated to continuing operations, and $(119.3) as of the end of each period was allocated to Other comprehensive income related to realized and unrealized capital losses.

For the three months ended March 31, 2015 and 2014, there were no total changes in the valuation allowance or the allocation to continuing operations or Other comprehensive income.

Tax Sharing Agreement

The results of the Company's operations are included in the consolidated tax return of Voya Financial, Inc. Generally, the Company's Condensed Consolidated Financial Statements recognize the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods pursuant to the provisions of Income Taxes (ASC Topic 740) as if the Company were a separate taxpayer rather than a member of Voya Financial, Inc.'s consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. Under the tax sharing agreement, Voya Financial, Inc. will pay the Company for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Tax Regulatory Matters

During April 2015, the Internal Revenue Service ("IRS") completed its examination of Voya Financial, Inc.'s consolidated return (including the Company) through tax year 2013. The 2013 audit settlement did not have a material impact on the Company. Voya Financial, Inc. (including the Company) is currently under audit by the IRS, and it is expected that the examination of tax year 2014 will be finalized within the next twelve months. Voya Financial, Inc. (including the Company) and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2014 and 2015.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Under this agreement, the Company did not incur interest expense for the three months ended March 31, 2015 and 2014. The Company earned interest income of $0.2 for the three months ended March 31, 2015 and earned minimal interest income for the three months ended March 31, 2014. As of March 31, 2015, the company had an outstanding receivable of $150.2 and no outstanding payable. As of December 31, 2014, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see the Financing Agreements Note in the Consolidated Financial Statements in Part II, Item 8. in the Annual Report on Form 10-K.

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

As of March 31, 2015 and December 31, 2014, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $453.1 and $334.0, respectively.

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

	March 31, 2015	December 31, 2014
Other fixed maturities-state deposits	$13.5	$13.5
Securities pledged(1)	239.0	235.3
Total restricted assets	$252.5	$248.8
(1) Includes the fair value of loaned securities of $154.6 and $174.9 as of March 31, 2015 and December 31, 2014, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of March 31, 2015 and December 31, 2014, the Company delivered securities as collateral of $84.4 and $60.4, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of March 31, 2015, the Company estimates the aggregate range of reasonably possible losses in excess of any amounts accrued for these matters is not material to the Company.

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

11.    Related Party Transactions

Reinsurance Agreements

The Company has entered into the following agreements that were accounted for under the deposit method with two of its affiliates. As of March 31, 2015 and December 31, 2014, the Company had deposit assets of $93.1 and $93.9, respectively, and deposit liabilities of $199.3 and $201.1, respectively related to these agreements. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Effective January 1, 2014, VRIAC entered into a coinsurance agreement with Langhorne I, LLC, an affiliated captive reinsurance company, to manage reserve and capital requirements in connection with a portion of the Company's Stabilizer and Managed Custody Guarantee business.

Effective December 31, 2012, the Company entered into an automatic reinsurance agreement with its affiliate, Security Life of Denver International Limited ("SLDI"), to manage the reserve and capital requirements in connection with a portion of its deferred annuities business. Under the terms of the agreement, the Company reinsures to SLDI, on an indemnity reinsurance basis, a quota share of its liabilities on the certain contracts. The quota share percentage with respect to the contracts that are delivered or issued for delivery in the State of New York is 90%, and the quota share percentage with respect to the contracts that are delivered or issued for delivery outside of the State of New York is 100%.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term "VRIAC" refers to Voya Retirement Insurance and Annuity Company (formerly ING Life Insurance and Annuity Company), and the terms "Company," "we," "our," "us" refer to Voya Retirement Insurance and Annuity Company and its subsidiaries. We are a direct, wholly owned subsidiary of Voya Holdings Inc. (formerly Lion Connecticut Holdings Inc.) ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

The following discussion and analysis presents a review of our results of operations for the three months ended March 31, 2015 and 2014 and financial condition as of March 31, 2015 and December 31, 2014. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report on Form 10-K").

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Note Concerning Forward-Looking Statements."

Basis of Presentation

VRIAC is a stock life insurance company domiciled in the State of Connecticut. VRIAC and its wholly owned subsidiaries (collectively, the "Company") provide financial products and services in the United States. VRIAC is authorized to conduct its insurance business in all states and in the District of Columbia, Guam, Puerto Rico and the Virgin Islands.

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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•Reserves for future policy benefits;
•Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA");
•Valuation of investments and derivatives;
•Impairments;
•Income taxes; and
•Contingencies.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based on the facts available upon preparation of the Condensed Consolidated Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. in our Annual Report on Form 10-K.

Results of Operations

($ in millions)	Three Months Ended March 31,
	2015	2014
Revenues:
Net investment income	$351.5	$343.6
Fee income	192.2	193.7
Premiums	23.8	14.0
Broker-dealer commission revenue	59.8	62.1
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.1)	(0.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.8	—
Net other-than-temporary impairments recognized in earnings	(1.9)	(0.9)
Other net realized capital gains (losses)	(28.6)	(43.0)
Total net realized capital gains (losses)	(30.5)	(43.9)
Other revenue	(2.0)	1.5
Total revenues	594.8	571.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	237.4	234.1
Operating expenses	189.4	193.3
Broker-dealer commission expense	59.8	62.1
Net amortization of Deferred policy acquisition costs and Value of business acquired	22.5	19.8
Total benefits and expenses	509.1	509.3
Income (loss) before income taxes	85.7	61.7
Income tax expense (benefit)	23.7	16.0
Net income (loss)	$62.0	$45.7

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Our Net Income (loss) for the three months ended March 31, 2015 increased by $16.3 million from $45.7 million to $62.0 million, primarily due to higher Net investment income, favorable changes in Net realized capital gains (losses) and lower operating expenses partially offset by higher Net amortization of deferred policy acquisition costs and value of business acquired, higher Income tax expense and unfavorable changes in Other revenue.

Revenues

Total revenues increased $23.8 million from $571.0 million to $594.8 million for the three months ended March 31, 2015, primarily due to higher Net investment income, higher Premiums and favorable changes in Total net realized capital gains (losses).

Net investment income increased $7.9 million from $343.6 million to $351.5 million primarily due to growth in the general account assets and higher prepayment income, partially offset by lower alternative investment income.

Fee income decreased $1.5 million from $193.7 million to $192.2 million primarily due to lower advisory fees partially offset by an increase in full service plan fees. The increase in fees for full service retirement plans was driven by net increases in separate account and institutional/mutual fund average Assets Under Management (“AUM”).

Premiums increased $9.8 million from $14.0 million to $23.8 million primarily due to pension risk transfer contracts which is offset by higher Interest credited and other benefits to contract owners/policyholders.

Total net realized capital losses decreased $13.4 million from $43.9 million to $30.5 million primarily due to favorable changes in the fair values of derivatives partially offset by unfavorable changes of $27.7 million in the fair value of the embedded derivatives on product guarantees (from a loss of $17.8 million in the prior period to a loss of $45.5 million in the current period). Also partially offsetting the decrease was a $6.3 million change in realized gain (losses) from available-for -sale fixed maturity securities (from a gain of $3.5 million in the prior period to a loss of $2.8 million in the current period) as a result of sales activity.

Other revenue changed by $3.5 million from $1.5 million to $(2.0) million primarily due to changes in the market value adjustments related to retirement plans upon surrender.

Benefits and Expenses

Total benefits and expenses decreased $0.2 million from $509.3 million to $509.1 million for the three months ended March 31, 2015 as lower Operating expenses were largely offset by higher Interest credited and other benefits to contract owners/policyholders, higher Net amortization of deferred policy acquisition costs and value of business acquired.

Interest credited and other benefits to contract owners/policyholders increased $3.3 million from $234.1 million to $237.4 million primarily due to higher reserves associated with pension risk transfer contracts and increase in higher credited interest rates due to higher general account liabilities which corresponds to the increase in general account assets. These increases were partially offset by a decrease in the average credited rates and an unfavorable change in the fair value of embedded derivative on reinsurance, both of which reflect the continuing low interest rate environment.

Net amortization of DAC and VOBA increased $2.7 million from $19.8 million to $22.5 million primarily due to increased amortization from higher gross profits in the current period and the impact of the embedded derivative associated with a reinsurance agreement partially offset by the impact of equity market performance on unlocking in the current period compared to the prior period.

Operating expenses decreased $3.9 million from $193.3 million to $189.4 million primarily due to lower investments in the business in the current period, lower mutual fund expenses and lower administrative expenses. The decrease was partially offset by higher asset-based commissions due to an increase in AUM.

Income Tax

Income tax expense increased $7.7 million from $16.0 million to $23.7 million primarily due to an increase in income before taxes, partially offset by an increase in the dividends received deduction.

Financial Condition

Investments

See the Management's Narrative Analysis of the Results of Operations and Financial Condition in our Consolidated Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1.of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	March 31, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,214.9	78.0%	$20,655.6	77.8%
Fixed maturities, at fair value using the fair value option	768.2	2.8%	725.7	2.7%
Equity securities, available-for-sale	123.6	0.4%	121.9	0.5%
Short-term investments(1)	55.4	0.2%	241.5	1.0%
Mortgage loans on real estate	3,665.1	13.5%	3,513.0	13.2%
Policy loans	234.8	0.9%	239.1	0.9%
Limited partnerships/corporations	256.4	0.9%	248.4	0.9%
Derivatives	657.3	2.4%	562.0	2.1%
Securities pledged	239.0	0.9%	235.3	0.9%
Total investments	$27,214.7	100.0%	$26,542.5	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

($ in millions)	March 31, 2015
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$670.5	3.3%	$810.6	3.6%
U.S. Government agencies and authorities	45.6	0.2%	46.2	0.2%
State, municipalities, and political subdivisions	303.2	1.5%	325.1	1.5%
U.S. corporate securities	10,643.9	52.3%	11,650.9	52.4%
Foreign securities(1)	5,477.7	26.9%	5,841.8	26.3%
Residential mortgage-backed securities	1,838.6	9.0%	2,051.4	9.2%
Commercial mortgage-backed securities	1,046.9	5.1%	1,146.2	5.2%
Other asset-backed securities	337.1	1.7%	349.9	1.6%
Total fixed maturities, including securities pledged	$20,363.5	100.0%	$22,222.1	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$649.0	3.2%	$773.1	3.6%
U.S. Government agencies and authorities	45.7	0.2%	46.6	0.2%
State, municipalities, and political subdivisions	259.0	1.3%	277.2	1.3%
U.S. corporate securities	10,366.7	51.7%	11,220.0	51.9%
Foreign securities(1)	5,485.4	27.4%	5,777.9	26.7%
Residential mortgage-backed securities	1,841.4	9.2%	2,043.4	9.5%
Commercial mortgage-backed securities	998.9	5.0%	1,078.0	5.0%
Other asset-backed securities	389.0	2.0%	400.4	1.8%
Total fixed maturities, including securities pledged	$20,035.1	100.0%	$21,616.6	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2015, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of March 31, 2015 and December 31, 2014, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

▪	when three ratings are received then the middle rating is applied;

▪	when two ratings are received then the lower rating is applied;

▪	when a single rating is received, the ARO rating is applied; and

▪	when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$810.6	$—	$—	$—	$—	$—	$810.6
U.S. Government agencies and authorities	46.2	—	—	—	—	—	46.2
State, municipalities and political subdivisions	319.9	5.2	—	—	—	—	325.1
U.S. corporate securities	5,277.7	5,681.3	610.4	78.2	—	3.3	11,650.9
Foreign securities(1)	1,677.1	3,836.3	295.6	29.5	—	3.3	5,841.8
Residential mortgage-backed securities	1,944.9	28.3	8.2	—	8.4	61.6	2,051.4
Commercial mortgage-backed securities	1,141.8	—	4.4	—	—	—	1,146.2
Other asset-backed securities	343.2	5.3	—	—	0.6	0.8	349.9
Total fixed maturities	$11,561.4	$9,556.4	$918.6	$107.7	$9.0	$69.0	$22,222.1
% of Fair Value	52.0%	43.0%	4.1%	0.5%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$773.1	$—	$—	$—	$—	$—	$773.1
U.S. Government agencies and authorities	46.6	—	—	—	—	—	46.6
State, municipalities and political subdivisions	272.1	5.1	—	—	—	—	277.2
U.S. corporate securities	5,059.8	5,433.7	633.7	88.5	0.9	3.4	11,220.0
Foreign securities(1)	1,601.0	3,946.7	206.4	20.5	—	3.3	5,777.9
Residential mortgage-backed securities	1,938.5	9.0	27.6	—	8.7	59.6	2,043.4
Commercial mortgage-backed securities	1,073.6	—	4.4	—	—	—	1,078.0
Other asset-backed securities	393.4	5.5	0.1	—	0.6	0.8	400.4
Total fixed maturities	$11,158.1	$9,400.0	$872.2	$109.0	$10.2	$67.1	$21,616.6
% of Fair Value	51.6%	43.5%	4.0%	0.5%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	March 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$810.6	$—	$—	$—	$—	$810.6
U.S. Government agencies and authorities	46.2	—	—	—	—	46.2
State, municipalities and political subdivisions	35.9	233.9	50.1	5.2	—	325.1
U.S. corporate securities	203.4	532.4	4,526.6	5,696.8	691.7	11,650.9
Foreign securities(1)	32.8	435.2	1,281.2	3,786.3	306.3	5,841.8
Residential mortgage-backed securities	1,763.5	7.6	4.2	29.9	246.2	2,051.4
Commercial mortgage-backed securities	910.2	5.6	60.5	26.8	143.1	1,146.2
Other asset-backed securities	300.6	6.3	1.8	5.5	35.7	349.9
Total fixed maturities	$4,103.2	$1,221.0	$5,924.4	$9,550.5	$1,423.0	$22,222.1
% of Fair Value	18.5%	5.5%	26.6%	43.0%	6.4%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$773.1	$—	$—	$—	$—	$773.1
U.S. Government agencies and authorities	46.6	—	—	—	—	46.6
State, municipalities and political subdivisions	32.6	192.9	46.6	5.1	—	277.2
U.S. corporate securities	173.7	477.5	4,414.2	5,476.1	678.5	11,220.0
Foreign securities(1)	42.0	412.7	1,257.8	3,829.6	235.8	5,777.9
Residential mortgage-backed securities	1,747.3	8.1	4.2	31.7	252.1	2,043.4
Commercial mortgage-backed securities	826.5	18.5	44.6	45.5	142.9	1,078.0
Other asset-backed securities	329.9	6.3	21.0	7.4	35.8	400.4
Total fixed maturities	$3,971.7	$1,116.0	$5,788.4	$9,395.4	$1,345.1	$21,616.6
% of Fair Value	18.4%	5.2%	26.7%	43.5%	6.2%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $32.8 million from $112.8 million to $80.0 million for the three months ended March 31, 2015. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of March 31, 2015 and December 31, 2014, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million. See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multi-year correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, early in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the U.S. economy and, more specifically, the housing market. In the year ended December 31, 2014, the market was characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures in the first quarter. Later in the year, the slowdown observed in housing activity measures in the first quarter was observed in home price measures. While home prices continued to move higher year-over-year, the magnitude of year-over-year price changes moved lower. This trend of lower rates of increase in housing price measures continued in the three months ended March 31, 2015. This backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2015, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $45.0 million, $40.9 million and $1.2 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $47.1 million, $43.7 million and $1.3 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
March 31, 2015
	1	88.4%	AAA	—%	2007	4.1%
	2	8.5%	AA	—%	2006	17.2%
	3	—%	A	2.2%	2005 and prior	78.7%
	4	—%	BBB	9.1%		100.0%
	5	1.3%	BB and below	88.7%
	6	1.8%		100.0%
		100.0%
December 31, 2014
	1	88.9%	AAA	0.4%	2007	4.7%
	2	8.2%	AA	—%	2006	16.7%
	3	—	A	2.4%	2005 and prior	78.6%
	4	—%	BBB	12.1%		100.0%
	5	1.3%	BB and below	85.1%
	6	1.6%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of March 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $76.2 million, $56.7 million and $1.0 million, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $78.9 million, $59.6 million and $1.1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
March 31, 2015
	1	78.8%	AAA	0.1%	2007	15.4%
	2	13.0%	AA	—%	2006	32.1%
	3	8.2%	A	2.0%	2005 and prior	52.5%
	4	—%	BBB	2.7%		100.0%
	5	—%	BB and below	95.2%
	6	—%		100.0%
		100.0%
December 31, 2014
	1	79.9%	AAA	0.1%	2007	15.0%
	2	10.2%	AA	—%	2006	31.7%
	3	9.9%	A	1.8%	2005 and prior	53.3%
	4	—%	BBB	3.1%		100.0%
	5	—%	BB and below	95.0%
	6	—%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014. In the first quarter of 2015, this trend has continued, leaving most delinquency measures at multi-year lows. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics throughout 2014 and in the first quarter of 2015. The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance since the credit crisis increasing each year to set successive new post crisis highs. The new issue volume for the three months ended March 31, 2015, remains robust, reflective of the active and competitive refinancing market.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
March 31, 2015
	1	99.6%	AAA	79.4%	2015	4.5%
	2	—%	AA	0.5%	2014	34.4%
	3	0.4%	A	5.3%	2013	21.7%
	4	—%	BBB	2.3%	2012	0.7%
	5	—%	BB and below	12.5%	2011	0.5%
	6	—%		100.0%	2010	0.8%
		100.0%			2009 and prior	37.4%
						100.0%
December 31, 2014
	1	99.6%	AAA	76.7%	2014	32.7%
	2	—%	AA	1.7%	2013	22.0%
	3	0.4%	A	4.1%	2012	0.5%
	4	—%	BBB	4.2%	2011	0.4%
	5	—%	BB and below	13.3%	2010	0.7%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	43.7%
						100.0%

As of March 31, 2015, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $309.1 million, $300.5 million and $0.5 million, respectively. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $357.7 million, $349.9 million and $0.6 million, respectively.

As of March 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLOs") and automobile receivables, comprising 63.5%, 1.6% and 18.3%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 63.1%, 1.4% and 19.7%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
March 31, 2015
	1	99.5%	AAA	97.3%	2015	3.3%
	2	0.5%	AA	2.0%	2014	13.0%
	3	—%	A	0.2%	2013	12.5%
	4	—%	BBB	0.5%	2012	12.2%
	5	—%	BB and below	—%	2011	4.4%
	6	—%		100.0%	2010	3.6%
		100.0%			2009 and prior	51.0%
						100.0%
December 31, 2014
	1	99.5%	AAA	92.2%	2014	11.1%
	2	0.5%	AA	1.8%	2013	10.8%
	3	—%	A	5.5%	2012	12.2%
	4	—%	BBB	0.5%	2011	5.9%
	5	—%	BB and below	—%	2010	3.3%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	56.7%
						100.0%

Troubled Debt Restructuring

Although our portfolio of commercial mortgage loans and private placements is high quality, a small number of these contracts have been granted modifications, certain of which are considered to be troubled debt restructurings. See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on troubled debt restructuring.

Mortgage Loans on Real Estate

We rate commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be other-than-temporary impairments ("OTTI") (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

As of March 31, 2015 and December 31, 2014, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 60.8% and 60.7%, respectively. See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
March 31, 2015
Loan-to-Value Ratios:
0% - 50%	$321.3	$19.8	$18.7	$26.2	$—	$386.0	10.5%
>50% - 60%	753.6	71.6	59.6	32.5	3.0	920.3	25.1%
>60% - 70%	1,575.5	417.9	150.1	46.6	6.2	2,196.3	59.9%
>70% - 80%	6.7	121.7	21.0	1.2	1.8	152.4	4.2%
>80% and above	—	7.6	—	3.5	—	11.1	0.3%
Total	$2,657.1	$638.6	$249.4	$110.0	$11.0	$3,666.1	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2014
Loan-to-Value Ratios:
0% - 50%	$336.5	$29.0	$19.0	$26.5	$—	$411.0	11.7%
>50% - 60%	684.0	30.4	63.6	46.1	—	824.1	23.5%
>60% - 70%	1,567.0	329.7	155.0	52.2	4.0	2,107.9	60.0%
>70% - 80%	12.6	123.2	21.1	2.8	—	159.7	4.5%
>80% and above	—	7.7	—	3.7	—	11.4	0.3%
Total	$2,600.1	$520.0	$258.7	$131.3	$4.0	$3,514.1	100.0%

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

During the three months ended March 31, 2015, we recorded $0.9 million of credit related OTTI of which the primary contributor was $0.7 million of write-downs recorded in the RMBS Non-Agency sector. See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The United States and European Union have recently imposed sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine. We remain comfortable with our aggregate Russian exposure of $72.1 million, given its relatively small allocation in our total investment portfolio.

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

As of March 31, 2015, we had $245.2 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $79.7 million, Italy of $113.0 million and Spain of $52.5 million. We did not have any exposure to Greece or Portugal. As of March 31, 2015, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as non-CDS derivative exposure for which it either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.8 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2015, our sovereign exposure was $119.4 million, which consisted of fixed maturities. We also had $393.1 million in net exposure to non-peripheral financial institutions with a concentration in France of $64.9 million, The Netherlands of $53.7 million, Switzerland of $77.8 million and the United Kingdom of $138.4 million. The balance of $2.3 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1,154.3 million, we had significant non-peripheral European total country exposures in The Netherlands of $390.9 million, in Belgium of $183.2 million, in France of $156.9 million, in Germany of $322.4 million and in Switzerland of $290.0 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table presents our European exposures at fair value and amortized cost as of March 31, 2015:

($ in millions)	Fixed Maturities and Equity Securities						Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin and Collateral	Total, (Fair Value)	Net Non-U.S. Funded at March 31, 2015(1)
Ireland	$—	$—	$79.1	$79.1	$71.4	$—	$—	$—	$0.6	$—	$0.6	$79.7
Italy	—	—	113.0	113.0	104.5	—	—	—	—	—	—	113.0
Spain	—	—	52.5	52.5	46.5	—	—	—	—	—	—	52.5
Total peripheral Europe	$—	$—	$244.6	$244.6	$222.4	$—	$—	$—	$0.6	$—	$0.6	$245.2
Belgium	$38.1	$—	$145.1	$183.2	$152.0	$—	$—	$—	$—	$—	$—	$183.2
France	—	48.9	92.0	140.9	128.1	—	—	51.0	—	35.0	16.0	156.9
Germany	—	34.5	282.0	316.5	295.0	—	—	5.9	—	—	5.9	322.4
Netherlands	—	53.7	337.2	390.9	360.4	—	—	—	—	—	—	390.9
Switzerland	—	75.7	211.6	287.3	264.2	—	—	2.1	0.6	—	2.7	290.0
United Kingdom	—	137.8	1,015.9	1,153.7	1,078.8	—	—	44.3	—	43.7	0.6	1,154.3
Other non- peripheral(2)	81.3	17.9	246.4	345.6	328.3	—	—	—	—	—	—	345.6
Total non-peripheral Europe	119.4	368.5	2,330.2	2,818.1	2,606.8	—	—	103.3	0.6	78.7	25.2	2,843.3
Total	$119.4	$368.5	$2,574.8	$3,062.7	$2,829.2	$—	$—	$103.3	$1.2	$78.7	$25.8	$3,088.5
(1) Represents: (i) Fixed maturity and equity securities at fair value; and (ii) Derivative assets at fair value.
(2) Other non-peripheral countries include: Croatia, Czech Republic, Denmark, Finland, Hungary, Kazakhstan, Latvia, Lithuania, Luxembourg, Norway, Russian Federation, Slovakia, Sweden and Turkey.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31, 2014. As of March 31, 2015, we had an outstanding receivable of $150.2 million and no outstanding payable. As of December 31, 2014, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 55.1% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2015 and December 31, 2014, VRIAC had securities lending collateral assets of $158.0 million and $164.4 million, respectively, which, for both periods, represents approximately 0.2% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2015 and 2014, VRIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2015 and 2014, VRIAC did not pay a dividend or distribution on its common stock to its Parent.

On May 5, 2015, VRIAC declared an ordinary dividend in the amount of $231.0 million, payable on or after May 20, 2015.

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

A downgrade in our credit ratings or the credit or financial strength ratings of our parent or rated affiliates could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees or Letters of Credit ("LOCs"), cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider nonperformance risk in determining the fair value of our liabilities. Therefore, changes in our credit or financial strength ratings or the credit or financial strength ratings of our Parent or rated affiliates may affect the fair value of our liabilities.

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

Our financial strength and credit ratings as of the date of this Quarterly Report on Form 10-Q are summarized in the following table. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. For each rating, the relative position of the rating within the relevant rating agency’s ratings scale is presented, with “1” representing the highest rating in the scale.

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

Ratings actions affirmation and outlook changes by S&P, Fitch, Moody's and A.M. Best from January 1, 2015 through March 31, 2015 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On March 16, 2015, Fitch raised the the issuer credit ratings on Voya Financial, Inc. and Voya Holdings Inc. to BBB+ from BBB. Fitch also raised the senior unsecured credit ratings of Voya Financial, Inc. to BBB from BBB- and its junior subordinated debt credit ratings to BB+ from BB. Fitch raised the financial strength ratings of the operating subsidiaries, including VRIAC, to A from A-. All ratings were assigned a Stable outlook.

•
On March 3, 2015, Moody's raised the issuer credit ratings on Voya Financial, Inc. and Voya Holdings Inc. to Baa2 from Baa3. Moody's also raised the senior unsecured credit ratings of Voya Financial, Inc. to Baa2 from Baa3 and its junior subordinated debt credit ratings to Baa3(hyb) from Ba1(hyb). Moody's raised the financial strength ratings of the operating subsidiaries, including VRIAC, to A2 from A3. All ratings were assigned a Stable outlook.

•
On February 17, 2015, S&P raised the issuer credit ratings on Voya Financial, Inc. and Voya Holdings Inc. to BBB from BBB-. S&P also raised the senior unsecured credit ratings of Voya Financial, Inc. to BBB from BBB- and its junior subordinated debt credit ratings to BB+ from BB. S&P raised the financial strength ratings of the operating subsidiaries, including VRIAC, to A from A-. All ratings were assigned a Stable outlook.

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

Legislative and Regulatory Developments

Recent Activity by the NAIC

The National Association of Insurance Commissioners (“NAIC”), the New York Department of Financial Services and other state and federal regulators continue to review life insurers’ use of captive reinsurance companies. On February 24, 2015, the NAIC Financial Regulation Standards and Accreditation (F) Committee exposed for public comment a proposed revised preamble to the NAIC accreditation standards that would apply to captives that assume XXX/AXXX, variable annuity and long-term care insurance (the NAIC revised the proposal on April 28, 2015 solely to clarify that only captives that reinsure these lines of business are included in the scope of the proposal). At the NAIC Spring National Meeting in March 2015, the NAIC Financial Conditions (E) Committee established the Variable Annuities Issues (E) Working Group to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. For a discussion of the Company's potential risks or uncertainties related to possible regulatory changes that may result from regulatory scrutiny of captives, please see Risk Factors-Risks Related to Regulation -"Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability" in Part I, Item IA. of our Annual Report on Form 10-K.

Department of Labor Proposed Rule Regarding the Definition of “Fiduciary”

In April 2015, the Department of Labor (“DOL”) published its revised proposal to broaden the definition of “fiduciary” under the Employment Retirement Income Security Act of 1974, as amended (“ERISA”) and for other purposes. The proposal is subject to a public comment period of at least 75 days, and would become effective eight months following re-publication of a final rule at the conclusion of this period and any additional time allowed for further comment and public hearings.

As proposed, the rule would expand the circumstances in which providers of investment advice to small plan sponsors, plan participants and beneficiaries, and IRA investors are deemed to act in a fiduciary capacity. The rule would require such providers to act in their clients’ “best interests”, not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation. The DOL concurrently proposed a “best interest contract exemption” intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation, but the exemption includes conditions and requirements that may make it difficult to rely upon in practice. Although the final outcome of the DOL rulemaking remains uncertain, the proposed rule, if adopted in its current form, would substantially change the legal framework within which we and our affiliates provide certain of our products and services. While these changes, as proposed, would restrict certain advisory practices and compensation arrangements that are common in our industry, we believe our experience providing retirement and investment products and services in a fiduciary environment positions us well to remain competitive as the industry adjusts to the new rule.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q.

Item 1A.    Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect our business or operations described under "Risk Factors" in Part I., Item 1A. in our Annual Report on Form 10-K.

The U.S. Department of Labor has proposed regulations that could, if adopted as proposed, adversely affect our distribution service model by limiting our ability to provide customers with advice.

In April 2015, the DOL issued a proposed rule that would, if adopted as proposed, broaden the definition of “fiduciary” for purposes of ERISA and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. As proposed, the rule would expand the circumstances in which providers of investment advice to small plan sponsors, plan participants and beneficiaries, and IRA investors are deemed to act in a fiduciary capacity. The rule would require such providers to act in their clients’ “best interests”, not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation. Although the DOL concurrently proposed a “best interest contract exemption” intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation, the exemption includes conditions and requirements that may make it difficult to rely upon in practice.

Although the final outcome of the DOL rulemaking remains uncertain, the proposed rule, if adopted in its current form, could adversely affect our and our affiliates' service model regarding ERISA plan distribution support, investment education, rollover discussions with plan participants and beneficiaries, and investment support of IRA owners. The proposed rule could have a material impact on the level and type of services we and our affiliates can provide as well as the nature and amount of compensation and fees we and our affiliates and employees may receive for investment-related services. In addition, the proposed rule may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide.

Item 5.    Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether, during the quarter ended March 31, 2015, the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates engaged in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, including the Company has knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 31, 2015. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc. and the Company during the quarter ended March 31, 2015 and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, including the Company, and the information below is based on information provided to the Company by ING Bank.

Other than the transactions described below, at no time during the quarter ended March 31, 2015, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by relevant competent authorities. For the three months ended March 31, 2015, ING Bank had gross revenues of approximately $5.8 million related to these activities, which was principally related to legacy loan repayments and commissions on guarantees. ING Bank estimates that it had net profit of approximately $31.5 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.    Exhibits

See Exhibit Index on page 77 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2015			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Mark B. Kaye
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

