Form 10-Q
period 2015-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2015-11-09
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 5, 2015, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2015

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
Condensed Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,256.8 as of 2015 and $19,085.0 as of 2014)	$21,136.4	$20,655.6
Fixed maturities, at fair value using the fair value option	785.0	725.7
Equity securities, available-for-sale, at fair value (cost of $117.4 as of 2015 and $107.4 as of 2014)	132.1	121.9
Short-term investments	—	241.5
Mortgage loans on real estate, net of valuation allowance of $1.2 as of 2015 and $1.1 as of 2014	3,867.4	3,513.0
Policy loans	233.6	239.1
Limited partnerships/corporations	296.1	248.4
Derivatives	530.6	562.0
Securities pledged (amortized cost of $261.8 as of 2015 and $224.4 as of 2014)	264.2	235.3
Total investments	27,245.4	26,542.5
Cash and cash equivalents	639.2	481.2
Short-term investments under securities loan agreements, including collateral delivered	285.2	325.4
Accrued investment income	302.5	285.2
Reinsurance recoverable	1,857.0	1,929.5
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,107.4	939.1
Notes receivable from affiliate	175.0	175.0
Current income tax recoverable	—	10.1
Due from affiliates	62.9	60.6
Property and equipment	72.2	74.8
Other assets	165.1	170.0
Assets held in separate accounts	57,384.2	62,808.1
Total assets	$89,296.1	$93,801.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	September 30, 2015	December 31, 2014
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$26,689.0	$25,129.9
Payable for securities purchased	102.3	12.1
Payables under securities loan agreements, including collateral held	628.9	617.1
Long-term debt	4.9	4.9
Due to affiliates	76.8	111.1
Derivatives	162.2	217.0
Current income tax payable to Parent	5.4	—
Deferred income taxes	224.4	367.5
Other liabilities	421.8	572.0
Liabilities related to separate accounts	57,384.2	62,808.1
Total liabilities	85,699.9	89,839.7

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2015 and 2014; $50 par value per share)	2.8	2.8
Additional paid-in capital	3,362.5	3,583.9
Accumulated other comprehensive income (loss)	567.2	841.5
Retained earnings (deficit)	(336.3)	(466.4)
Total shareholder's equity	3,596.2	3,961.8
Total liabilities and shareholder's equity	$89,296.1	$93,801.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net investment income	$353.0	$348.2	$1,044.7	$1,031.9
Fee income	189.2	198.4	579.7	587.6
Premiums	556.0	27.5	592.1	56.0
Broker-dealer commission revenue	56.0	61.6	175.5	184.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(21.9)	(1.9)	(25.4)	(4.2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.3	—	1.1	—
Net other-than-temporary impairments recognized in earnings	(22.2)	(1.9)	(26.5)	(4.2)
Other net realized capital gains (losses)	(68.4)	(40.2)	(159.6)	(106.0)
Total net realized capital gains (losses)	(90.6)	(42.1)	(186.1)	(110.2)
Other revenue	0.4	1.9	1.2	3.6
Total revenues	1,064.0	595.5	2,207.1	1,753.7
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	759.0	225.4	1,163.1	688.2
Operating expenses	197.2	185.0	579.4	565.8
Broker-dealer commission expense	56.0	61.6	175.5	184.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	64.0	63.5	116.1	90.2
Interest expense	0.1	—	0.1	—
Total benefits and expenses	1,076.3	535.5	2,034.2	1,529.0
Income (loss) before income taxes	(12.3)	60.0	172.9	224.7
Income tax expense (benefit)	(6.4)	9.8	42.8	54.2
Net income (loss)	$(5.9)	$50.2	$130.1	$170.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(5.9)	$50.2	$130.1	$170.5
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(44.9)	(148.6)	(419.3)	420.8
Other-than-temporary impairments	0.6	1.0	2.3	8.3
Pension and other postretirement benefits liability	(0.6)	(0.6)	(1.7)	(1.7)
Other comprehensive income (loss), before tax	(44.9)	(148.2)	(418.7)	427.4
Income tax expense (benefit) related to items of other comprehensive income (loss)	(15.4)	(49.8)	(144.4)	149.6
Other comprehensive income (loss), after tax	(29.5)	(98.4)	(274.3)	277.8
Comprehensive income (loss)	$(35.4)	$(48.2)	$(144.2)	$448.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2015	$2.8	$3,583.9	$841.5	$(466.4)	$3,961.8
Comprehensive income (loss):
Net income (loss)	—	—	—	130.1	130.1
Other comprehensive income (loss), after tax	—	—	(274.3)	—	(274.3)
Total comprehensive income (loss)					(144.2)
Dividends paid and distributions of capital	—	(231.0)	—	—	(231.0)
Employee related benefits	—	9.6	—	—	9.6
Balance as of September 30, 2015	$2.8	$3,362.5	$567.2	$(336.3)	$3,596.2

Balance as of January 1, 2014	$2.8	$3,953.3	$495.4	$(698.1)	$3,753.4
Comprehensive income (loss):
Net income (loss)	—	—	—	170.5	170.5
Other comprehensive income (loss), after tax	—	—	277.8	—	277.8
Total comprehensive income (loss)					448.3
Dividends paid and distributions of capital	—	(281.0)	—	—	(281.0)
Employee related benefits	—	1.5	—	—	1.5
Balance as of September 30, 2014	$2.8	$3,673.8	$773.2	$(527.6)	$3,922.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$1,312.4	$732.3
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,413.2	2,215.0
Equity securities, available-for-sale	17.4	14.1
Mortgage loans on real estate	345.7	314.1
Limited partnerships/corporations	31.1	34.9
Acquisition of:
Fixed maturities	(3,685.6)	(2,290.6)
Equity securities, available-for-sale	(28.0)	—
Mortgage loans on real estate	(700.1)	(482.6)
Limited partnerships/corporations	(72.6)	(93.2)
Derivatives, net	(55.8)	(22.9)
Policy loans, net	5.5	1.8
Short-term investments, net	241.5	(6.3)
Collateral received (delivered), net	52.1	103.2
Net cash used in investing activities	(1,435.6)	(212.5)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,317.5	1,669.9
Maturities and withdrawals from investment contracts	(1,756.6)	(1,946.3)
Receipts on deposit contracts	—	124.7
Settlements on deposit contracts	(49.4)	(36.2)
Excess tax benefits on share-based compensation	0.7	—
Dividends paid and distributions of capital	(231.0)	(281.0)
Net cash provided by (used in) financing activities	281.2	(468.9)
Net increase in cash and cash equivalents	158.0	50.9
Cash and cash equivalents, beginning of period	481.2	378.9
Cash and cash equivalents, end of period	$639.2	$429.8

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

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets") and corporate markets. Additionally, the Company provides pension risk transfer solutions to institutional customers looking to transfer their defined benefit plan obligations to the Company. The Company's products are generally

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

distributed through pension professionals, independent agents and brokers, third-party administrators, banks, dedicated career agents and financial planners.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2015, and its results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and its changes in shareholder's equity and statements of cash flows for the nine months ended September 30, 2015 and 2014, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2014 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report on Form 10-K"), filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

Future Adoption of Accounting Pronouncements

Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (ASC Topic 944): Disclosures about Short-Duration Contracts" ("ASU 2015-09"), which requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses and about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claims adjustment expenses. The standard also requires entities to disclose, for annual and interim reporting periods, a rollforward of the liability for unpaid claims and claim adjustment expenses.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Consolidation
In February 2015, the FASB issued ASU 2015-02, “Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which:

•
Modifies the evaluation of whether limited partnerships and similar legal entities are Variable Interest Entities ("VIEs") or Voting Interest Entities ("VOEs"), including the requirement to consider the rights of all equity holders at risk to determine if they have the power to direct the entity's most significant activities.

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

Hybrid Financial Instruments
In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (ASC Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”), which requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including all embedded derivative features.

The provisions of ASU 2014-16 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Initial adoption of ASU 2014-16 may be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or on a full retrospective basis, with application to all prior periods presented. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-16.

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

In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which is January 1, 2017. The provisions of ASU 2014-09 are effective retrospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$792.0	$120.0	$—	$—	$912.0	$—
U.S. Government agencies and authorities	4.3	0.1	—	—	4.4	—
State, municipalities and political subdivisions	494.6	14.9	6.1	—	503.4	—
U.S. corporate public securities	9,048.5	476.4	168.1	—	9,356.8	1.4
U.S. corporate private securities	2,278.8	106.6	41.0	—	2,344.4	—
Foreign corporate public securities and foreign governments(1)	2,798.6	114.0	120.6	—	2,792.0	—
Foreign corporate private securities(1)	2,752.9	137.1	26.1	—	2,863.9	—

Residential mortgage-backed securities:
Agency	1,543.7	123.2	2.3	14.2	1,678.8	—
Non-Agency	195.0	50.3	2.0	11.6	254.9	6.9
Total Residential mortgage-backed securities	1,738.7	173.5	4.3	25.8	1,933.7	6.9

Commercial mortgage-backed securities	1,115.7	68.8	1.1	—	1,183.4	6.7
Other asset-backed securities	279.5	13.5	1.4	—	291.6	2.4

Total fixed maturities, including securities pledged	21,303.6	1,224.9	368.7	25.8	22,185.6	17.4
Less: Securities pledged	261.8	20.4	18.0	—	264.2	—
Total fixed maturities	21,041.8	1,204.5	350.7	25.8	21,921.4	17.4
Equity securities	117.4	14.7	—	—	132.1	—
Total fixed maturities and equity securities investments	$21,159.2	$1,219.2	$350.7	$25.8	$22,053.5	$17.4
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$446.4	$452.2
After one year through five years	4,356.3	4,550.0
After five years through ten years	6,309.4	6,446.9
After ten years	7,057.6	7,327.8
Mortgage-backed securities	2,854.4	3,117.1
Other asset-backed securities	279.5	291.6
Fixed maturities, including securities pledged	$21,303.6	$22,185.6

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2015 and December 31, 2014, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's condensed consolidated Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2015
Communications	$1,179.1	$78.9	$21.6	$1,236.4
Financial	2,495.7	173.1	8.1	2,660.7
Industrial and other companies	9,732.4	373.8	280.4	9,825.8
Utilities	2,598.9	168.1	25.0	2,742.0
Transportation	533.2	20.5	8.5	545.2
Total	$16,539.3	$814.4	$343.6	$17,010.1

December 31, 2014
Communications	$1,226.1	$136.8	$2.4	$1,360.5
Financial	2,310.5	221.4	1.6	2,530.3
Industrial and other companies	8,962.6	569.4	90.0	9,442.0
Utilities	2,555.7	259.2	4.3	2,810.6
Transportation	450.7	40.3	1.3	489.7
Total	$15,505.6	$1,227.1	$99.6	$16,633.1

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
The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2015 and December 31, 2014, approximately 62.0% and 57.3%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of September 30, 2015 and December 31, 2014, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2015 and December 31, 2014, the fair value of loaned securities was $192.5 and $174.9, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $199.8 and $182.0, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, liabilities to return collateral of $199.8 and $182.0, respectively, is included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	September 30, 2015	December 31, 2014
U.S. Treasuries	$—	$55.7
U.S. corporate public securities	112.5	68.8
Foreign corporate public securities and foreign governments	87.3	57.5
Payables under securities loan agreements	$199.8	$182.0

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the equity tranches of the Collateralized loan obligations ("CLOs") of $0.5 and $0.7 as of September 30, 2015 and December 31, 2014, respectively, is included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2015:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$—	$—		$—	$—	$—	$—
U.S. Government, agencies and authorities	—	—		—	—		—	—	—	—
State, municipalities and political subdivisions	212.0	5.3		12.2	0.8		—	—	224.2	6.1
U.S. corporate public securities	2,235.9	101.1		315.7	32.2		202.2	34.8	2,753.8	168.1
U.S. corporate private securities	501.1	30.7		40.4	3.2		36.4	7.1	577.9	41.0
Foreign corporate public securities and foreign governments	728.4	55.6		232.3	28.3		146.5	36.7	1,107.2	120.6
Foreign corporate private securities	586.5	21.6		19.0	2.5		18.9	2.0	624.4	26.1
Residential mortgage-backed	50.5	0.7		27.5	0.2		125.8	3.4	203.8	4.3
Commercial mortgage-backed	103.2	1.1		4.9	—	*	—	—	108.1	1.1
Other asset-backed	13.2	—	*	0.1	—	*	14.0	1.4	27.3	1.4
Total	$4,430.8	$216.1		$652.1	$67.2		$543.8	$85.4	$5,626.7	$368.7
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
*Less than $0.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 86.4% and 95.9% of the average book value as of September 30, 2015 and December 31, 2014, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2015
Six months or less below amortized cost	$4,550.6	$328.1	$191.9	$96.3	804	52
More than six months and twelve months or less below amortized cost	653.5	15.5	42.6	3.6	110	2
More than twelve months below amortized cost	424.8	22.9	28.6	5.7	142	2
Total	$5,628.9	$366.5	$263.1	$105.6	1,056	56

December 31, 2014
Six months or less below amortized cost	$1,690.4	$59.7	$50.5	$13.2	341	13
More than six months and twelve months or less below amortized cost	115.1	—	6.7	—	34	—
More than twelve months below amortized cost	1,220.5	2.2	41.8	0.6	223	2
Total	$3,026.0	$61.9	$99.0	$13.8	598	15

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses				Number of Securities
	< 20%	> 20%		< 20%		> 20%		< 20%	> 20%
September 30, 2015
U.S. Treasuries	$—	$—		$—		$—		—	—
U.S. Government, agencies and authorities	—	—		—		—		—	—
State, municipalities and political subdivisions	230.3	—		6.1		—		70	—
U.S. corporate public securities	2,779.7	142.2		125.9		42.2		526	22
U.S. corporate private securities	603.4	15.5		37.5		3.5		50	1
Foreign corporate public securities and foreign governments	1,025.6	202.2		62.4		58.2		207	30
Foreign corporate private securities	645.7	4.8		24.8		1.3		68	1
Residential mortgage-backed	208.1	—	*	4.3		—	*	106	1
Commercial mortgage-backed	109.2	—		1.1		—		15	—
Other asset-backed	26.9	1.8		1.0		0.4		14	1
Total	$5,628.9	$366.5		$263.1		$105.6		1,056	56

December 31, 2014
U.S. Treasuries	$12.4	$—		$—	*	$—		1	—
U.S. Government, agencies and authorities	2.3	—		—	*	—		1	—
State, municipalities and political subdivisions	22.6	—		0.1		—		8	—
U.S. corporate public securities	1,270.1	9.6		38.1		2.1		224	4
U.S. corporate private securities	273.6	15.5		5.3		3.6		30	1
Foreign corporate public securities and foreign governments	903.6	26.2		44.5		5.8		165	5
Foreign corporate private securities	148.7	8.4		4.0		1.7		20	1
Residential mortgage-backed	288.6	—	*	5.8		—	*	124	2
Commercial mortgage-backed	59.2	—		0.1		—		11	—
Other asset-backed	44.9	2.2		1.1		0.6		14	2
Total	$3,026.0	$61.9		$99.0		$13.8		598	15
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the nine months ended September 30, 2015, and for the year ended December 31, 2014 the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of September 30, 2015 the Company held 10 commercial mortgage troubled debt restructured loans with a carrying value of $7.9. These 10 commercial mortgage loans were restructured in August 2013 with a pre-modification and post modification carrying value of $21.5. These loans represent what remains of an initial portfolio of 20 restructures with a pre-modification and post modification carrying value of $39.4. This portfolio of loans is comprised of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and September 30, 2015, these loans have repaid $31.5 in principal.

As of September 30, 2015 and December 31, 2014, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2015	December 31, 2014
Commercial mortgage loans	$3,868.6	$3,514.1
Collective valuation allowance for losses	(1.2)	(1.1)
Total net commercial mortgage loans	$3,867.4	$3,513.0

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2015 and 2014.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2015	December 31, 2014
Collective valuation allowance for losses, balance at January 1	$1.1	$1.2
Addition to (reduction of) allowance for losses	0.1	(0.1)
Collective valuation allowance for losses, end of period	$1.2	$1.1

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2015	December 31, 2014
Impaired loans without allowances for losses	$12.9	$32.4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$12.9	$32.4
Unpaid principal balance of impaired loans	$14.4	$33.9

The following table presents information on restructured loans as of the dates indicated:

	September 30, 2015	December 31, 2014
Troubled debt restructured loans	$7.9	$27.3

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure or in arrears with respect to principal and interest as of September 30, 2015 and December 31, 2014.

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Impaired loans, average investment during the period (amortized cost)(1)	$16.8	$37.1
Interest income recognized on impaired loans, on an accrual basis(1)	0.2	0.5
Interest income recognized on impaired loans, on a cash basis(1)	0.3	0.5
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.2	0.4

	Nine Months Ended September 30,
	2015	2014
Impaired loans, average investment during the period (amortized cost)(1)	$22.6	$40.0
Interest income recognized on impaired loans, on an accrual basis(1)	1.0	1.7
Interest income recognized on impaired loans, on a cash basis(1)	1.1	1.5
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.7	1.4
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

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2015(1)	December 31, 2014(1)
Loan-to-Value Ratio:
0% - 50%	$417.5	$411.0
>50% - 60%	1,032.1	824.1
>60% - 70%	2,265.1	2,107.9
>70% - 80%	150.8	159.7
>80% and above	3.1	11.4
Total Commercial mortgage loans	$3,868.6	$3,514.1
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2015(1)	December 31, 2014(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,080.9	$2,600.1
>1.25x - 1.5x	506.4	520.0
>1.0x - 1.25x	225.6	258.7
Less than 1.0x	34.9	131.3
Commercial mortgage loans secured by land or construction loans	20.8	4.0
Total Commercial mortgage loans	$3,868.6	$3,514.1
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$921.1	23.8%	$802.6	22.8%
South Atlantic	854.8	22.1%	746.5	21.2%
West South Central	464.8	12.0%	448.4	12.8%
Middle Atlantic	563.9	14.6%	505.8	14.4%
East North Central	406.2	10.5%	355.3	10.1%
Mountain	300.9	7.8%	274.0	7.8%
West North Central	212.9	5.5%	219.6	6.3%
East South Central	60.4	1.5%	87.1	2.5%
New England	83.6	2.2%	74.8	2.1%
Total Commercial mortgage loans	$3,868.6	100.0%	$3,514.1	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	September 30, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,351.8	35.0%	$1,236.4	35.2%
Industrial	866.6	22.4%	796.8	22.7%
Apartments	623.9	16.1%	550.6	15.7%
Office	581.6	15.0%	443.1	12.6%
Hotel/Motel	178.8	4.6%	149.7	4.2%
Mixed Use	47.4	1.2%	142.8	4.1%
Other	218.5	5.7%	194.7	5.5%
Total Commercial mortgage loans	$3,868.6	100.0%	$3,514.1	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2015(1)	December 31, 2014(1)
Year of Origination:
2015	$682.3	$—
2014	574.1	580.0
2013	725.9	758.8
2012	796.1	854.5
2011	633.0	674.4
2010	51.9	66.0
2009 and prior	405.3	580.4
Total Commercial mortgage loans	$3,868.6	$3,514.1
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$1.5	1	$1.6		2
Foreign corporate public securities and foreign governments(1)	20.0	6	—		—
Foreign corporate private securities(1)	—	—	—		—
Residential mortgage-backed	0.6	8	0.3		13
Commercial mortgage-backed	—	—	—		—
Other asset-backed	0.1	1	—	*	1
Total	$22.2	16	$1.9		16
(1) Primarily U.S. dollar denominated.
*Less than $0.1
	Nine Months Ended September 30,
	2015		2014
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$1.5	1	$1.7		2
Foreign corporate public securities and foreign governments(1)	22.3	7	1.2		5
Foreign corporate private securities(1)	0.5	1	—		—
Residential mortgage-backed	2.1	25	1.2		22
Commercial mortgage-backed	—	—	0.1		2
Other asset-backed	0.1	1	—	*	1
Total	$26.5	35	$4.2		32
(1) Primarily U.S. dollar denominated.
*Less than $0.1

The above tables include $0.2 and $3.3 of write-downs related to credit impairments for the three and nine months ended September 30, 2015, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $22.0 and $23.2 in write-downs for the three and nine months ended September 30, 2015, respectively, are related to intent impairments.

The above tables include $0.3 and $1.2 and of write-downs related to credit impairments for the three and nine months ended September 30, 2014, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $1.6 and $3.0 in write-downs for the three and nine months ended September 30, 2014, respectively, are related to intent impairments.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$1.5	1	$1.6	2
Foreign corporate public securities and foreign governments(1)	19.9	6	—	—
Foreign corporate private securities(1)	—	—	—	—
Residential mortgage-backed	0.6	3	—	—
Commercial mortgage-backed	—	—	—	—
Other asset-backed	—	—	—	—
Total	$22.0	10	$1.6	2
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2015		2014
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$1.5	1	$1.6	2
Foreign corporate public securities and foreign governments(1)	20.6	6	1.2	5
Foreign corporate private securities(1)	—	—	—	—
Residential mortgage-backed	1.1	5	0.1	2
Commercial mortgage-backed	—	—	0.1	2
Other asset-backed	—	—	—	—
Total	$23.2	12	$3.0	11
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Balance at July 1	$21.4	$27.4
Additional credit impairments:
On securities not previously impaired	—	—
On securities previously impaired	0.2	0.3
Reductions:
Increase in cash flows	0.1	—
Securities sold, matured, prepaid or paid down	0.8	1.1
Balance at September 30	$20.7	$26.6

	Nine Months Ended September 30,
	2015	2014
Balance at January 1	$22.4	$28.0
Additional credit impairments:
On securities not previously impaired	—	0.7
On securities previously impaired	1.0	0.5
Reductions:
Increase in cash flows	0.2	—
Securities sold, matured, prepaid or paid down	2.5	2.6
Balance at September 30	$20.7	$26.6

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturities	$305.0	$306.4	$911.2	$904.7
Equity securities, available-for-sale	2.0	0.7	3.5	5.2
Mortgage loans on real estate	51.2	41.7	139.4	123.5
Policy loans	3.1	3.4	9.6	10.0
Short-term investments and cash equivalents	0.1	0.1	0.5	0.4
Other	5.4	9.0	20.7	26.5
Gross investment income	366.8	361.3	1,084.9	1,070.3
Less: Investment expenses	13.8	13.1	40.2	38.4
Net investment income	$353.0	$348.2	$1,044.7	$1,031.9

As of September 30, 2015, the Company had $1.2 of investments in fixed maturities that did not produce net investment income. As of December 31, 2014 the Company did not have any investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturities, available-for-sale, including securities pledged	$(26.1)	$(6.8)	$(36.5)	$(6.5)
Fixed maturities, at fair value option	(31.2)	(34.7)	(83.6)	(58.2)
Equity securities, available-for-sale	—	—	(0.3)	1.3
Derivatives	31.8	11.5	(9.9)	(1.4)
Embedded derivative - fixed maturities	0.7	0.4	(2.0)	(0.9)
Embedded derivative - product guarantees	(65.7)	(12.5)	(53.7)	(44.5)
Other investments	(0.1)	—	(0.1)	—
Net realized capital gains (losses)	$(90.6)	$(42.1)	$(186.1)	$(110.2)
After-tax net realized capital gains (losses)	$(58.9)	$(27.4)	$(121.0)	$(71.6)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds on sales	$610.1	$308.7	$1,246.6	$1,278.7
Gross gains	3.7	1.3	11.5	22.2
Gross losses	7.6	6.9	23.1	27.0

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

Currency forwards: The Company utilizes currency forward contracts to hedge currency exposure related to invested assets. The Company utilizes these contracts in non-qualifying hedging relationships.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2015			December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$347.8	$79.3	$—	$513.3	$104.4	$—
Foreign exchange contracts	51.2	10.0	—	51.2	7.7	—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	24,640.8	423.3	151.9	27,632.9	432.8	209.2
Foreign exchange contracts	144.5	13.9	10.1	130.1	10.6	7.7
Equity contracts	11.8	0.2	—	14.0	—	0.1
Credit contracts	407.5	3.9	0.2	384.0	6.5	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	25.8	—	N/A	27.8	—
Within annuity products	N/A	—	184.6	N/A	—	129.2
Within reinsurance agreements	N/A	—	(47.8)	N/A	—	(13.0)
Managed custody guarantees	N/A	—	0.6	N/A	—	—
Total		$556.4	$299.6		$589.8	$333.2

(1)	Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2015 and December 31, 2014. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$407.5	$3.9	$0.2
Foreign exchange contracts	195.7	23.9	10.1
Interest rate contracts	22,017.1	502.2	151.9
		530.0	162.2
Counterparty netting(1)		(155.6)	(155.6)
Cash collateral netting(1)		(343.5)	(0.2)
Securities collateral netting(1)		(7.3)	(6.5)
Net receivables/payables		$23.6	$(0.1)
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2015, the Company held $148.3 and $195.4 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2014, the Company held $161.5 and $130.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2015, the Company delivered $71.7 of securities and held $7.4 securities as collateral. As of December 31, 2014, the Company delivered $60.4 of securities and held $6.6 of securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.2	$0.1	$0.6	$0.1
Foreign exchange contracts	0.2	0.1	0.4	0.4
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	34.3	9.1	(10.7)	(6.5)
Foreign exchange contracts	(0.3)	2.3	1.1	2.3
Equity contracts	(2.1)	—	(1.4)	1.0
Credit contracts	(0.5)	(0.1)	0.1	1.3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	0.7	0.4	(2.0)	(0.9)
Within annuity products(2)	(65.1)	(12.5)	(53.2)	(44.6)
Within reinsurance agreements(3)	2.8	11.8	34.8	(29.6)
Managed custody guarantees(2)	(0.6)	—	(0.5)	0.1
Total	$(30.4)	$11.2	$(30.8)	$(76.4)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2015 and 2014, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2015, the fair values of credit default swaps of $3.9 and $0.2 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2014, the fair values of credit default swaps of $6.5 were included in Derivatives assets and there were no credit default swaps included in Derivatives liabilities, on the Condensed Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, the maximum potential future exposure to the Company was $384.0 in credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$850.2	$61.8	$—	$912.0
U.S. Government agencies and authorities	—	4.4	—	4.4
State, municipalities and political subdivisions	—	503.4	—	503.4
U.S. corporate public securities	—	9,323.7	33.1	9,356.8
U.S. corporate private securities	—	1,988.8	355.6	2,344.4
Foreign corporate public securities and foreign governments(1)	—	2,791.5	0.5	2,792.0
Foreign corporate private securities (1)	—	2,707.1	156.8	2,863.9
Residential mortgage-backed securities	—	1,913.1	20.6	1,933.7
Commercial mortgage-backed securities	—	1,174.4	9.0	1,183.4
Other asset-backed securities	—	278.2	13.4	291.6
Total fixed maturities, including securities pledged	850.2	20,746.4	589.0	22,185.6
Equity securities, available-for-sale	84.6	—	47.5	132.1
Derivatives:
Interest rate contracts	0.4	502.2	—	502.6
Foreign exchange contracts	—	23.9	—	23.9
Equity contracts	0.2	—	—	0.2
Credit contracts	—	3.9	—	3.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	924.4	—	—	924.4
Assets held in separate accounts	52,940.1	4,440.1	4.0	57,384.2
Total assets	$54,799.9	$25,716.5	$640.5	$81,156.9
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$22.6	$22.6
Stabilizer and MCGs	—	—	162.6	162.6
Other derivatives:
Interest rate contracts	—	151.9	—	151.9
Foreign exchange contracts	—	10.1	—	10.1
Equity contracts	—	—	—	—
Credit contracts	—	0.2	—	0.2
Embedded derivative on reinsurance	—	(47.8)	—	(47.8)
Total liabilities	$—	$114.4	$185.2	$299.6
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

U.S. Government agencies and authorities, State, municipalities and political subdivisions: Fair value is determined using third-party commercial pricing services, with the primary inputs being U.S. Treasury yield curves, trades of comparable securities, credit spreads off benchmark yields and issuer ratings.

U.S. corporate public securities, Foreign corporate public securities, and foreign governments: Fair value is determined using third-party commercial pricing services, with the primary inputs being benchmark yields, trades of comparable securities, issuer ratings, bids and credit spreads off benchmark yields.

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

RMBS, CMBS and ABS: Fair value is determined using third-party commercial pricing services, with the primary inputs being credit spreads off benchmark yields, prepayment speed assumptions, current and forecasted loss severity, debt service coverage ratios, collateral type, payment priority within tranche and the vintage of the loans underlying the security.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2015 and 2014. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2015
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. Corporate public securities	12.1	—	(0.1)	30.7	—	—	—	—	(9.6)	33.1	—
U.S. Corporate private securities	369.4	(0.1)	(0.6)	5.7	—	—	(2.7)	—	(16.1)	355.6	(0.1)
Foreign corporate public securities and foreign governments(1)	1.7	—	—	—	—	—	(1.2)	—	—	0.5	—
Foreign corporate private securities(1)	167.0	—	0.5	—	—	—	(9.9)	—	(0.8)	156.8	—
Residential mortgage-backed securities	21.5	(1.1)	0.2	—	—	—	—	—	—	20.6	(1.1)
Commercial mortgage-backed securities	—	—	—	10.0	—	—	(1.0)	—	—	9.0	—
Other asset-backed securities	13.8	—	—	—	—	—	(0.4)	—	—	13.4	—
Total fixed maturities, including securities pledged	585.5	(1.2)	—	46.4	—	—	(15.2)	—	(26.5)	589.0	(1.2)
Equity securities, available-for-sale	37.0	—	0.2	10.3	—	—	—	—	—	47.5	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(2)	(92.0)	(69.5)	—	—	(1.1)	—	—	—	—	(162.6)	—
FIA(2)	(27.2)	3.8	—	—	(0.1)	—	0.9	—	—	(22.6)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1.5	—	—	—	—	—	(1.5)	—	—	—	—
Assets held in separate accounts(5)	—	—	—	4.0	—	—	—	—	—	4.0	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. Corporate public securities	19.3	—	(0.1)	30.7	—	—	(0.8)	—	(16.0)	33.1	—
U.S. Corporate private securities	355.5	(0.1)	(6.0)	63.0	—	—	(56.8)	—	—	355.6	(0.1)
Foreign corporate public securities and foreign governments(1)	—	(1.7)	(0.1)	—	—	—	(2.1)	4.4	—	0.5	(1.7)
Foreign corporate private securities(1)	165.7	0.2	0.2	1.8	—	—	(27.2)	16.1	—	156.8	—
Residential mortgage-backed securities	17.3	(2.6)	(0.7)	—	—	—	—	6.6	—	20.6	(2.6)
Commercial mortgage-backed securities	19.0	—	—	10.0	—	—	(1.0)	—	(19.0)	9.0	—
Other asset-backed securities	2.4	—	—	12.4	—	—	(0.5)	5.3	(6.2)	13.4	—
Total fixed maturities, including securities pledged	579.2	(4.2)	(6.7)	117.9	—	—	(88.4)	32.4	(41.2)	589.0	(4.4)
Equity securities, available-for-sale	36.6	—	0.6	10.3	—	—	—	—	—	47.5	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(2)	(102.9)	(56.3)	—	—	(3.4)	—	—	—	—	(162.6)	—
FIA(2)	(26.3)	2.6	—	—	(0.1)	—	1.2	—	—	(22.6)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1.5	—	—	—	—	—	(1.5)	—	—	—	—
Assets held in separate accounts(5)	2.4	—	—	4.0	—	—	—	—	(2.4)	4.0	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2014
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. Corporate public securities	48.0	—	(0.6)	6.9	—	—	(1.1)	1.0	(5.5)	48.7	—
U.S. Corporate private securities	223.4	(0.1)	(9.3)	10.8	—	—	—	124.3	(11.0)	338.1	(0.1)
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	145.6	—	(0.7)	—	—	—	—	—	—	144.9	—
Residential mortgage-backed securities	21.2	(0.9)	0.3	3.3	—	—	—	1.7	(6.6)	19.0	(0.9)
Commercial mortgage-backed securities	—	—	—	18.9	—	—	—	—	—	18.9	—
Other asset-backed securities	2.4	—	—	—	—	—	—	—	—	2.4	—
Total fixed maturities, including securities pledged	440.6	(1.0)	(10.3)	39.9	—	—	(1.1)	127.0	(23.1)	572.0	(1.0)
Equity securities, available-for-sale	37.2	—	0.2	—	—	—	—	—	—	37.4	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(2)	(32.0)	(11.9)	—	—	(1.1)	—	—	—	—	(45.0)	—
FIA(2)	(25.7)	(0.6)	—	—	—	—	—	—	—	(26.3)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	15.9	—	—	4.7	—	(1.3)	—	0.9	(6.6)	13.6	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2014
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. government agencies and authorities	$5.1	$—	$—	$—	$—	$—	$—	$—	$(5.1)	$—	$—
U.S. Corporate public securities	39.3	(0.1)	0.4	13.2	—	—	(4.1)	—	—	48.7	(0.1)
U.S. Corporate private securities	106.0	(0.1)	(1.5)	94.5	—	—	—	139.2	—	338.1	(0.1)
Foreign corporate public securities and foreign governments(1)	—	—	—	—		—	—	—	—	—	—
Foreign corporate private securities(1)	42.8	—	1.2	56.3		—	—	66.8	(22.2)	144.9	—
Residential mortgage-backed securities	23.7	(1.6)	0.4	3.5	—	—	—	—	(7.0)	19.0	(1.6)
Commercial mortgage-backed securities	—	—	—	18.9	—	—	—	—	—	18.9	—
Other asset-backed securities	17.7	0.8	(0.6)	—	—	—	(8.1)	—	(7.4)	2.4	—
Total fixed maturities, including securities pledged	234.6	(1.0)	(0.1)	186.4	—	—	(12.2)	206.0	(41.7)	572.0	(1.8)
Equity securities, available-for-sale	35.9	—	1.5	—	—	—	—	—	—	37.4	—
Derivatives:
Product guarantees:
Stabilizer and MCGs(2)	—	(41.5)	—	—	(3.5)	—	—	—	—	(45.0)	—
FIA(2)	(23.1)	(3.0)	—	—	(0.2)	—	—	—	—	(26.3)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	13.1	0.1	—	10.6	—	(4.5)	—	0.9	(6.6)	13.6	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2015 and 2014, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2015:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 7.5%
Nonperformance risk	0.21% to 1.4%		0.21% to 1.4%
Actuarial Assumptions:
Partial Withdrawals	0.4% to 3.2%		—
Lapses	0% to 45%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 65%	(3)
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
(3) Stabilizer contracts with recordkeeping agreements have different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	90%	0-25%	0-15%	0-30%	0-15%
Stabilizer with Recordkeeping Agreements	10%	0-50%	0-25%	0-65%	0-25%
Aggregate of all plans	100%	0-50%	0-25%	0-65%	0-25%
(4) Measured as a percentage of assets under management or assets under administration.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2014:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 7.6%
Nonperformance risk	0.13% to 1.1%		0.13% to 1.1%
Actuarial Assumptions:
Partial Withdrawals	0.4% to 3.2%		—
Lapses	0% to 45%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 65%	(3)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,185.6	$22,185.6	$21,616.6	$21,616.6
Equity securities, available-for-sale	132.1	132.1	121.9	121.9
Mortgage loans on real estate	3,867.4	4,031.6	3,513.0	3,680.6
Policy loans	233.6	233.6	239.1	239.1
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	924.4	924.4	1,048.1	1,048.1
Derivatives	530.6	530.6	562.0	562.0
Notes receivable from affiliate	175.0	208.3	175.0	216.7
Assets held in separate accounts	57,384.2	57,384.2	62,808.1	62,808.1
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	22,594.4	27,297.5	21,503.3	26,023.3
Supplementary contracts, immediate annuities and other	421.7	507.5	442.4	546.3
Derivatives:
Annuity product guarantees:
FIA	22.6	22.6	26.3	26.3
Stabilizer and MCGs	162.6	162.6	102.9	102.9
Other derivatives	162.2	162.2	217.0	217.0
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivatives on reinsurance	(47.8)	(47.8)	(13.0)	(13.0)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$396.5	$526.8	$923.3
Deferrals of commissions and expenses	56.0	4.4	60.4
Amortization:
Amortization	(85.9)	(99.6)	(185.5)
Interest accrued(1)	27.1	42.3	69.4
Net amortization included in the Condensed Consolidated Statements of Operations	(58.8)	(57.3)	(116.1)
Change in unrealized capital gains/losses on available-for-sale securities	70.2	154.0	224.2
Balance as of September 30, 2015	$463.9	$627.9	$1,091.8

	2014
	DAC	VOBA	Total
Balance as of January 1, 2014	$476.2	$696.6	$1,172.8
Deferrals of commissions and expenses	51.0	5.2	56.2
Amortization:
Amortization	(69.6)	(92.2)	(161.8)
Interest accrued(1)	26.8	44.8	71.6
Net amortization included in the Condensed Consolidated Statements of Operations	(42.8)	(47.4)	(90.2)
Change in unrealized capital gains/losses on available-for-sale securities	(75.4)	(102.4)	(177.8)
Balance as of September 30, 2014	$409.0	$552.0	$961.0
(1) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2015 and 2014.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Capital Contributions and Dividends

During the nine months ended September 30, 2015 and 2014, VRIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2015, VRIAC declared an ordinary dividend to its Parent in the amount of $231.0, which was paid to its Parent on May 20, 2015. During the nine months ended September 30, 2014, VRIAC paid an ordinary dividend in the amount of $281.0 to its Parent.

7.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2015	2014
Fixed maturities, net of OTTI	$856.2	$1,417.5
Equity securities, available-for-sale	14.7	15.4
Derivatives	215.0	178.8
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(328.0)	(513.1)
Premium deficiency reserve adjustment	(86.4)	(117.8)
Other	0.1	—	*
Unrealized capital gains (losses), before tax	671.6	980.8
Deferred income tax asset (liability)	(111.7)	(216.3)
Unrealized capital gains (losses), after tax	559.9	764.5
Pension and other postretirement benefits liability, net of tax	7.3	8.7
AOCI	$567.2	$773.2
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(137.4)		$47.7	$(89.7)
Equity securities	—		—	—
Other	—		—	—
OTTI	0.6		(0.2)	0.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	26.1		(9.2)	16.9
DAC/VOBA and Sales inducements	44.0		(15.4)	28.6
Premium deficiency reserve adjustment	8.4		(2.9)	5.5
Change in unrealized gains/losses on available-for-sale securities	(58.3)		20.0	(38.3)

Derivatives:
Derivatives	17.3	(1)	(6.0)	11.3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3.3)		1.2	(2.1)
Change in unrealized gains/losses on derivatives	14.0		(4.8)	9.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.6)		0.2	(0.4)
Change in pension and other postretirement benefits liability	(0.6)		0.2	(0.4)
Change in Other comprehensive income (loss)	$(44.9)		$15.4	$(29.5)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(736.2)		$255.5	$(480.7)
Equity securities	(0.1)		—	(0.1)
Other	—		—	—
OTTI	2.3		(0.8)	1.5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	36.8		(12.9)	23.9
DAC/VOBA and Sales inducements	224.4	(1)	(78.5)	145.9
Premium deficiency reserve adjustment	43.4		(15.2)	28.2
Change in unrealized gains/losses on available-for-sale securities	(429.4)		148.1	(281.3)

Derivatives:
Derivatives	22.6	(2)	(7.9)	14.7
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(10.2)		3.6	(6.6)
Change in unrealized gains/losses on derivatives	12.4		(4.3)	8.1

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1.7)		0.6	(1.1)
Change in pension and other postretirement benefits liability	(1.7)		0.6	(1.1)
Change in Other comprehensive income (loss)	$(418.7)		$144.4	$(274.3)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) before income taxes	$(12.3)	$60.0	$172.9	$224.7
Tax rate	35.0%	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	(4.3)	21.0	60.5	78.6
Tax effect of:
Dividends received deduction	(3.2)	(9.9)	(17.2)	(23.8)
IRS audit adjustment	—	—	(0.1)	(0.1)
Other	1.1	(1.3)	(0.4)	(0.5)
Income tax expense (benefit)	$(6.4)	$9.8	$42.8	$54.2

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of September 30, 2015 and December 31, 2014, the Company had a total valuation allowance of $10.7. As of September 30, 2015 and December 31, 2014, $130.0 was allocated to continuing operations, and $(119.3) was allocated to Other comprehensive income related to realized and unrealized capital losses.

For the three and nine months ended September 30, 2015 and 2014, there were no changes in the valuation allowance or the allocation to continuing operations or Other comprehensive income.

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

Under this agreement, the Company incurred $0.1 in interest expense for both three and nine months ended September 30, 2015. The Company incurred minimal interest expense for the three and nine months ended September 30, 2014. The Company did not earn interest income for the three months ended September 30, 2015 and earned $0.7 in interest income for the nine months ended September 30, 2015. The Company did not earn interest income for the three months ended September 30, 2014 and earned $0.2 in interest income for the nine months ended September 30, 2014. As of September 30, 2015 and December 31, 2014, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

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

As of September 30, 2015 and December 31, 2014, the Company had off-balance sheet commitments to purchase investments of $488.7 and $334.0, respectively.

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

	September 30, 2015	December 31, 2014
Other fixed maturities-state deposits	$13.5	$13.5
Securities pledged(1)	264.2	235.3
Total restricted assets	$277.7	$248.8
(1) Includes the fair value of loaned securities of $192.5 and $174.9 as of September 30, 2015 and December 31, 2014, respectively. In addition, as of September 30, 2015 and December 31, 2014, the Company delivered securities as collateral of $71.7 and $60.4, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2015, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

11.    Related Party Transactions

Reinsurance Agreements

The Company has entered into the following agreements that were accounted for under the deposit method with two of its affiliates. As of September 30, 2015 and December 31, 2014, the Company had deposit assets of $91.1 and $93.9, respectively, and deposit liabilities of $195.2 and $201.1, respectively related to these agreements. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2015 and 2014 and financial condition as of September 30, 2015 and December 31, 2014. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report on Form 10-K").

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

Our products include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. Our products are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets") and corporate markets. Additionally, we provide pension risk transfer solutions to institutional customers looking to transfer their defined benefit plan obligations to us. Our products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

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

During the third quarter of 2015 and 2014, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews, we made a number of changes, which resulted in net unfavorable unlocking of DAC and VOBA of $36.5 million recorded in the current period. For the three months ended September 30, 2014, changes in assumptions resulted in net unfavorable unlocking of DAC and VOBA of $24.7 million.

Results of Operations

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net investment income	$353.0	$348.2	$1,044.7	$1,031.9
Fee income	189.2	198.4	579.7	587.6
Premiums	556.0	27.5	592.1	56.0
Broker-dealer commission revenue	56.0	61.6	175.5	184.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(21.9)	(1.9)	(25.4)	(4.2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.3	—	1.1	—
Net other-than-temporary impairments recognized in earnings	(22.2)	(1.9)	(26.5)	(4.2)
Other net realized capital gains (losses)	(68.4)	(40.2)	(159.6)	(106.0)
Total net realized capital gains (losses)	(90.6)	(42.1)	(186.1)	(110.2)
Other revenue	0.4	1.9	1.2	3.6
Total revenues	1,064.0	595.5	2,207.1	1,753.7
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	759.0	225.4	1,163.1	688.2
Operating expenses	197.2	185.0	579.4	565.8
Broker-dealer commission expense	56.0	61.6	175.5	184.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	64.0	63.5	116.1	90.2
Interest expense	0.1	—	0.1	—
Total benefits and expenses	1,076.3	535.5	2,034.2	1,529.0
Income (loss) before income taxes	(12.3)	60.0	172.9	224.7
Income tax expense (benefit)	(6.4)	9.8	42.8	54.2
Net income (loss)	$(5.9)	$50.2	$130.1	$170.5

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Our Net income (loss) for the three months ended September 30, 2015 changed $56.1 million from net income of $50.2 million to net loss of $5.9 million, primarily due to higher Interest credited to contract owner account balances, unfavorable changes in Total net realized capital gains (losses), higher Operating expenses and lower Fee income, mostly offset by higher Premiums, higher Net investment income and a tax benefit.

Revenues

Total revenues increased $468.5 million from $595.5 million to $1,064.0 million primarily due to favorable changes in Premiums, partially offset by unfavorable changes in Total net realized capital gains (losses) and lower Fee income.

Net investment income increased $4.8 million from $348.2 million to $353.0 million primarily due to growth in the general account assets and higher prepayment income, partially offset by lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $9.2 million from $198.4 million to $189.2 million primarily due to lower retirement plan fees resulting from terminated contracts and the impact of unfavorable equity markets on Assets Under Management. Also contributing to the decrease were lower advisory fees.

Premiums increased $528.5 million from $27.5 million to $556.0 million primarily due to premiums from pension risk transfer contracts, a new product that launched in the fourth quarter 2014. This increase corresponds to higher Interest credited and other benefits to contract owners/policyholders.

Total net realized capital losses increased $48.5 million from $42.1 million to $90.6 million primarily due to unfavorable changes in the fair value of embedded derivatives on product guarantees (from a loss of $12.5 million in the prior period to a loss of $65.7 million in the current period) and unfavorable changes in the realized losses from the impairment of available-for-sale fixed maturities, including securities pledged, partially offset by favorable changes in the fair values of derivatives. The changes in the fair value of the embedded derivatives on product guarantees and derivatives were primarily the result of interest rate movements in the current period compared to the prior period.

Benefits and Expenses

Total benefits and expenses increased $540.8 million from $535.5 million to $1,076.3 million due to higher Interest credited and other benefits to contract owners/policyholders and Operating expenses.

Interest credited and other benefits to contract owners/policyholders increased $533.6 million from $225.4 million to $759.0 million primarily due to an increase in reserves associated with pension risk transfer contracts.

Net amortization of DAC and VOBA increased $0.5 million from $63.5 million to $64.0 million primarily due to higher unfavorable unlocking driven by the annual assumption updates, mostly offset by lower amortization due to lower amortization rates and the impact of the embedded derivative associated with a reinsurance agreement.

Operating expenses increased $12.2 million from $185.0 million to $197.2 million primarily due to higher distribution expenses and higher administrative expenses, partially offset by lower mutual fund expenses.

Income Taxes

Income tax expense (benefit) changed $16.2 million from an expense of $9.8 million to a benefit of $6.4 million primarily due to a decrease in income before income taxes, partially offset by a decrease in the dividends received deduction.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Our Net income (loss) for the nine months ended September 30, 2015 decreased by $40.4 million from $170.5 million to $130.1 million primarily due to higher Interest credited and other benefits to contract owners/policyholders, unfavorable changes in Total net realized capital gains (losses), higher Net amortization of DAC and VOBA and higher Operating expenses, partially offset by higher Premiums, higher Net investment income and lower Income tax expense.

Revenues

Total revenues increased $453.4 million from $1,753.7 million to $2,207.1 million, primarily due to higher Premiums and Net investment income, partially offset by unfavorable changes in Total net realized capital gains (losses) and lower Fee income.

Net investment income increased $12.8 million from $1,031.9 million to $1,044.7 million primarily due to growth in the general account assets and higher prepayment income, partially offset by lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates.

Premiums increased $536.1 million from $56.0 million to $592.1 million primarily due to premiums from pension risk transfer contracts. This increase in premiums corresponds to higher Interest credited and other benefits to contract owners/policyholders.

Fee income decreased $7.9 million from $587.6 million to $579.7 million primarily due to lower advisory fees, partially offset by growth in mutual fund custodial products.

Total net realized capital losses increased $75.9 million from $110.2 million to $186.1 million primarily due to impairment of fixed maturities available-for-sale, including securities pledged and unfavorable changes in the fair value of fixed maturities using the fair value option and derivatives. Also contributing to the increase were unfavorable changes in the fair value of embedded derivatives on product guarantees (from a loss of $44.5 million in the prior period to a loss of $53.7 million in the current period). The changes in the fair value of fixed maturities using the fair value option, derivatives and embedded derivatives on product guarantees were primarily the result of interest rate movements in the current period compared to the prior period.

Other revenue decreased $2.4 million from $3.6 million to $1.2 million primarily due to changes in the market value adjustments related to retirement plans upon surrender during the current period.

Benefits and Expenses

Total benefits and expenses increased $505.2 million from $1,529.0 million to $2,034.2 million primarily due to higher Interest credited and other benefits to contract owners/policyholders and higher Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders increased $474.9 million from $688.2 million to $1,163.1 million primarily due to an increase in reserves associated with pension risk transfer contracts and higher interest credited due to an increase in general account liabilities, which corresponds to the increase in general account assets, partially offset by a favorable change in the fair value of the embedded derivative on reinsurance.

Net amortization of DAC and VOBA increased $25.9 million from $90.2 million to $116.1 million primarily due to higher unfavorable unlocking driven by the annual assumption updates and the impact of the embedded derivative associated with a reinsurance agreement, partially offset by lower amortization due to lower amortization rates.

Operating expenses increased $13.6 million from $565.8 million to $579.4 million primarily due to higher commissions, higher distribution expenses and administrative expenses, partially offset by lower mutual fund expense.

Income Taxes

Income tax expense decreased $11.4 million from $54.2 million to $42.8 million primarily due to a decrease in income before income taxes, partially offset by a decrease in the dividends received deduction.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	September 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,136.4	77.6%	$20,655.6	77.8%
Fixed maturities, at fair value using the fair value option	785.0	2.9%	725.7	2.7%
Equity securities, available-for-sale	132.1	0.5%	121.9	0.5%
Short-term investments(1)	—	—%	241.5	1.0%
Mortgage loans on real estate	3,867.4	14.2%	3,513.0	13.2%
Policy loans	233.6	0.8%	239.1	0.9%
Limited partnerships/corporations	296.1	1.1%	248.4	0.9%
Derivatives	530.6	1.9%	562.0	2.1%
Securities pledged	264.2	1.0%	235.3	0.9%
Total investments	$27,245.4	100.0%	$26,542.5	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

($ in millions)	September 30, 2015
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$792.0	3.7%	$912.0	4.1%
U.S. Government agencies and authorities	4.3	—%	4.4	—%
State, municipalities, and political subdivisions	494.6	2.3%	503.4	2.3%
U.S. corporate public securities	9,048.5	42.5%	9,356.8	42.2%
U.S. corporate private securities	2,278.8	10.7%	2,344.4	10.6%
Foreign corporate public securities and foreign governments(1)	2,798.6	13.1%	2,792.0	12.6%
Foreign corporate private securities(1)	2,752.9	13.0%	2,863.9	12.9%
Residential mortgage-backed securities	1,738.7	8.2%	1,933.7	8.7%
Commercial mortgage-backed securities	1,115.7	5.2%	1,183.4	5.3%
Other asset-backed securities	279.5	1.3%	291.6	1.3%
Total fixed maturities, including securities pledged	$21,303.6	100.0%	$22,185.6	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$649.0	3.2%	$773.1	3.6%
U.S. Government agencies and authorities	45.7	0.2%	46.6	0.2%
State, municipalities, and political subdivisions	259.0	1.3%	277.2	1.3%
U.S. corporate public securities	8,345.9	41.6%	9,068.6	41.9%
U.S. corporate private securities	2,020.8	10.1%	2,151.4	10.0%
Foreign corporate public securities and foreign governments(1)	2,778.3	13.9%	2,887.1	13.3%
Foreign corporate private securities(1)	2,707.1	13.5%	2,890.8	13.4%
Residential mortgage-backed securities	1,841.4	9.2%	2,043.4	9.5%
Commercial mortgage-backed securities	998.9	5.0%	1,078.0	5.0%
Other asset-backed securities	389.0	2.0%	400.4	1.8%
Total fixed maturities, including securities pledged	$20,035.1	100.0%	$21,616.6	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2015, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of September 30, 2015 and December 31, 2014, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

▪	when three ratings are received then the middle rating is applied;

▪	when two ratings are received then the lower rating is applied;

▪	when a single rating is received, the ARO rating is applied; and

▪	when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$912.0	$—	$—	$—	$—	$—	$912.0
U.S. Government agencies and authorities	4.4	—	—	—	—	—	4.4
State, municipalities and political subdivisions	491.7	11.7	—	—	—	—	503.4
U.S. corporate public securities	4,342.5	4,422.7	529.2	59.0	—	3.4	9,356.8
U.S. corporate private securities	1,207.8	1,032.9	84.2	19.5	—	—	2,344.4
Foreign corporate public securities and foreign governments(1)	1,268.7	1,306.0	203.2	13.6	—	0.5	2,792.0
Foreign corporate private securities(1)	369.2	2,349.1	145.0	—	—	0.6	2,863.9
Residential mortgage-backed securities	1,836.0	24.5	6.3	0.1	7.9	58.9	1,933.7
Commercial mortgage-backed securities	1,179.0	—	4.4	—	—	—	1,183.4
Other asset-backed securities	280.4	8.0	—	1.9	0.6	0.7	291.6
Total fixed maturities	$11,891.7	$9,154.9	$972.3	$94.1	$8.5	$64.1	$22,185.6
% of Fair Value	53.6%	41.3%	4.4%	0.4%	—%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$773.1	$—	$—	$—	$—	$—	$773.1
U.S. Government agencies and authorities	46.6	—	—	—	—	—	46.6
State, municipalities and political subdivisions	272.1	5.1	—	—	—	—	277.2
U.S. corporate public securities	4,162.1	4,298.1	523.8	80.3	0.9	3.4	9,068.6
U.S. corporate private securities	897.7	1,135.6	109.9	8.2	—	—	2,151.4
Foreign corporate public securities and foreign governments(1)	1,283.7	1,437.1	158.7	7.6	—	—	2,887.1
Foreign corporate private securities(1)	317.3	2,509.6	47.7	12.9	—	3.3	2,890.8
Residential mortgage-backed securities	1,938.5	9.0	27.6	—	8.7	59.6	2,043.4
Commercial mortgage-backed securities	1,073.6	—	4.4	—	—	—	1,078.0
Other asset-backed securities	393.4	5.5	0.1	—	0.6	0.8	400.4
Total fixed maturities	$11,158.1	$9,400.0	$872.2	$109.0	$10.2	$67.1	$21,616.6
% of Fair Value	51.6%	43.5%	4.0%	0.5%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$912.0	$—	$—	$—	$—	$912.0
U.S. Government agencies and authorities	4.4	—	—	—	—	4.4
State, municipalities and political subdivisions	67.8	329.4	94.5	11.7	—	503.4
U.S. corporate public securities	94.5	408.5	3,825.0	4,428.9	599.9	9,356.8
U.S. corporate private securities	95.7	125.3	928.9	1,111.9	82.6	2,344.4
Foreign corporate public securities and foreign governments(1)	31.4	344.5	893.4	1,305.4	217.3	2,792.0
Foreign corporate private securities(1)	—	6.6	451.7	2,318.2	87.4	2,863.9
Residential mortgage-backed securities	1,679.9	6.6	2.9	24.5	219.8	1,933.7
Commercial mortgage-backed securities	983.1	2.0	58.4	9.4	130.5	1,183.4
Other asset-backed securities	236.8	—	1.4	14.3	39.1	291.6
Total fixed maturities	$4,105.6	$1,222.9	$6,256.2	$9,224.3	$1,376.6	$22,185.6
% of Fair Value	18.5%	5.5%	28.2%	41.6%	6.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$773.1	$—	$—	$—	$—	$773.1
U.S. Government agencies and authorities	46.6	—	—	—	—	46.6
State, municipalities and political subdivisions	32.6	192.9	46.6	5.1	—	277.2
U.S. corporate public securities	55.6	376.1	3,715.0	4,303.0	618.9	9,068.6
U.S. corporate private securities	118.1	101.4	699.2	1,173.1	59.6	2,151.4
Foreign corporate public securities and foreign governments(1)	42.0	386.5	856.1	1,436.2	166.3	2,887.1
Foreign corporate private securities(1)	—	26.2	401.7	2,393.4	69.5	2,890.8
Residential mortgage-backed securities	1,747.3	8.1	4.2	31.7	252.1	2,043.4
Commercial mortgage-backed securities	826.5	18.5	44.6	45.5	142.9	1,078.0
Other asset-backed securities	329.9	6.3	21.0	7.4	35.8	400.4
Total fixed maturities	$3,971.7	$1,116.0	$5,788.4	$9,395.4	$1,345.1	$21,616.6
% of Fair Value	18.4%	5.2%	26.7%	43.5%	6.2%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $255.9 million from $112.8 million to $368.7 million for the nine months ended September 30, 2015. The increase in gross unrealized losses was primarily due to widening credit spreads.

As of September 30, 2015 and December 31, 2014, we did not have any fixed maturities with an unrealized capital loss in excess of $10.0 million. See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery.  While collateral losses continue to be realized, the amounts are steadily decreasing.  Serious delinquencies and other measures of performance, like prepayments and loan default, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis.  Home prices have moved steadily higher, further supporting payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in recent years, appear to have stabilized at sustainable levels, when measured on a nationwide basis.  This backdrop remains supportive of continued improvement in overall borrower payment behavior.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2015, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $41.9 million, $38.2 million and $1.4 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $47.1 million, $43.7 million and $1.3 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2015
	1	88.0%	AAA	—%	2007	3.7%
	2	9.1%	AA	—%	2006	18.0%
	3	—%	A	1.7%	2005 and prior	78.3%
	4	—%	BBB	2.6%		100.0%
	5	1.3%	BB and below	95.7%
	6	1.6%		100.0%
		100.0%
December 31, 2014
	1	88.9%	AAA	0.4%	2007	4.7%
	2	8.2%	AA	—%	2006	16.7%
	3	—%	A	2.4%	2005 and prior	78.6%
	4	—%	BBB	12.1%		100.0%
	5	1.3%	BB and below	85.1%
	6	1.6%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of September 30, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $68.2 million, $50.0 million and $0.8 million, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $78.9 million, $59.6 million and $1.1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2015
	1	82.7%	AAA	0.1%	2007	16.1%
	2	10.6%	AA	—%	2006	33.0%
	3	6.7%	A	1.7%	2005 and prior	50.9%
	4	—%	BBB	2.4%		100.0%
	5	—%	BB and below	95.8%
	6	—%		100.0%
		100.0%
December 31, 2014
	1	79.9%	AAA	0.1%	2007	15.0%
	2	10.2%	AA	—%	2006	31.7%
	3	9.9%	A	1.8%	2005 and prior	53.3%
	4	—%	BBB	3.1%		100.0%
	5	—%	BB and below	95.0%
	6	—%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014.  In the first three quarters of 2015, this trend has continued, leaving delinquency measures at multi-year lows.  Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics throughout the year. The new issue market for CMBS has been a meaningful contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance since the credit crisis, increasing each year to set successive new post crisis highs.  While market conditions softened in Q3 with the disruptions in broader risk markets, new issue volume for the nine months ended September 30, 2015, remains robust, reflective of the active and competitive refinancing market.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2015
	1	99.6%	AAA	83.1%	2015	12.9%
	2	—%	AA	0.2%	2014	33.3%
	3	0.4%	A	4.9%	2013	21.8%
	4	—%	BBB	0.8%	2012	1.0%
	5	—%	BB and below	11.0%	2011	1.4%
	6	—%		100.0%	2010	0.8%
		100.0%			2009 and prior	28.8%
						100.0%
December 31, 2014
	1	99.6%	AAA	76.7%	2014	32.7%
	2	—%	AA	1.7%	2013	22.0%
	3	0.4%	A	4.1%	2012	0.5%
	4	—%	BBB	4.2%	2011	0.4%
	5	—%	BB and below	13.3%	2010	0.7%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	43.7%
						100.0%

As of September 30, 2015, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $255.6 million, $247.8 million and $0.5 million, respectively. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $357.7 million, $349.9 million and $0.6 million, respectively.

As of September 30, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables and automobile receivables, comprising 75.3% and 2.5%, respectively, of total Other ABS, excluding subprime exposure. There was no nonconsolidated collateralized loan obligations ("CLOs") related to Other ABS. As of December 31, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 63.1%, 1.4% and 19.7%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2015
	1	97.6%	AAA	92.6%	2015	14.7%
	2	1.6%	AA	—%	2014	15.8%
	3	—%	A	0.3%	2013	—%
	4	0.8%	BBB	5.2%	2012	7.7%
	5	—%	BB and below	1.9%	2011	0.5%
	6	—%		100.0%	2010	3.9%
		100.0%			2009 and prior	57.4%
						100.0%
December 31, 2014
	1	99.5%	AAA	92.2%	2014	11.1%
	2	0.5%	AA	1.8%	2013	10.8%
	3	—%	A	5.5%	2012	12.2%
	4	—%	BBB	0.5%	2011	5.9%
	5	—%	BB and below	—%	2010	3.3%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	56.7%
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

As of September 30, 2015 and December 31, 2014, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 and 2.0 times, respectively, and a weighted average LTV ratio of 60.7% for both periods. See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
September 30, 2015
Loan-to-Value Ratios:
0% - 50%	$386.3	$16.7	$14.5	$—	$—	$417.5	10.8%
>50% - 60%	868.5	69.8	76.7	12.8	4.3	1,032.1	26.7%
>60% - 70%	1,782.5	317.5	133.8	18.0	13.3	2,265.1	58.5%
>70% - 80%	43.6	102.4	0.6	1.0	3.2	150.8	3.9%
>80% and above	—	—	—	3.1	—	3.1	0.1%
Total	$3,080.9	$506.4	$225.6	$34.9	$20.8	$3,868.6	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2014
Loan-to-Value Ratios:
0% - 50%	$336.5	$29.0	$19.0	$26.5	$—	$411.0	11.7%
>50% - 60%	684.0	30.4	63.6	46.1	—	824.1	23.5%
>60% - 70%	1,567.0	329.7	155.0	52.2	4.0	2,107.9	60.0%
>70% - 80%	12.6	123.2	21.1	2.8	—	159.7	4.5%
>80% and above	—	7.7	—	3.7	—	11.4	0.3%
Total	$2,600.1	$520.0	$258.7	$131.3	$4.0	$3,514.1	100.0%

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

During the three and nine months ended September 30, 2015, we recorded $0.2 million and $3.3 million, respectively, of credit related OTTI of which the primary contributor was $0.1 million and $1.7 million, respectively, of write-downs recorded in the Other ABS and Foreign Government and Public sector. See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The United States and European Union have recently imposed sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine. We remain comfortable with our aggregate Russian exposure of $73.3 million, given its relatively small allocation in our total investment portfolio.

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

As of September 30, 2015, we had $208.5 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $80.1 million, Italy of $87.9 million and Spain of $40.5 million. We did not have any exposure to Greece or Portugal. As of September 30, 2015, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as non-CDS derivative exposure for which it either had counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $2.9 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2015, our sovereign exposure was $116.6 million, which consisted of fixed maturities. We also had $404.6 million in net exposure to non-peripheral financial institutions with a concentration in France of $64.4 million, The Netherlands of $53.0 million, Switzerland of $88.8 million and the United Kingdom of $164.8 million. The balance of $2.3 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1,233.7 million, we had significant non-peripheral European total country exposures in The Netherlands of $368.5 million, in Belgium of $164.3 million, in France of $160.2 million, in Germany of $306.4 million and in Switzerland of $284.5 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

The following table presents our European exposures at fair value and amortized cost as of September 30, 2015:

($ in millions)	Fixed Maturities and Equity Securities						Derivative Assets
	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin and Collateral	Total, (Fair Value)	Net Non-U.S. Funded(1)
Ireland	$—	$—	$79.5	$79.5	$72.9	$—	$—	$—	$0.6	$—	$0.6	$80.1
Italy	—	—	87.9	87.9	86.0	—	—	—	—	—	—	87.9
Spain	—	—	40.5	40.5	36.7	—	—	—	—	—	—	40.5
Total peripheral Europe	$—	$—	$207.9	$207.9	$195.6	$—	$—	$—	$0.6	$—	$0.6	$208.5
Belgium	$36.9	$—	$127.4	$164.3	$139.8	$—	$—	$—	$—	$—	$—	$164.3
France	—	48.4	95.8	144.2	133.5	—	—	52.1	—	36.1	16.0	160.2
Germany	—	15.0	290.6	305.6	293.7	—	—	5.7	—	4.9	0.8	306.4
Netherlands	—	53.0	315.5	368.5	350.0	—	—	—	—	—	—	368.5
Switzerland	—	87.5	195.1	282.6	268.7	—	—	1.3	0.6	—	1.9	284.5
United Kingdom	—	164.5	1,068.9	1,233.4	1,202.4	—	—	39.3	—	39.0	0.3	1,233.7
Other non- peripheral(2)	79.7	17.8	242.4	339.9	328.3	—	—	—	—	—	—	339.9
Total non-peripheral Europe	116.6	386.2	2,335.7	2,838.5	2,716.4	—	—	98.4	0.6	80.0	19.0	2,857.5
Total	$116.6	$386.2	$2,543.6	$3,046.4	$2,912.0	$—	$—	$98.4	$1.2	$80.0	$19.6	$3,066.0
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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of September 30, 2015 and December 31, 2014, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 54.6% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2015 and December 31, 2014, VRIAC had securities lending collateral assets of $187.8 million and $164.4 million, respectively, which, for both periods, represents approximately 0.2% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2015 and 2014, VRIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2015, VRIAC declared an ordinary dividend to its Parent in the amount of $231.0 million, which was paid to its Parent on May 20, 2015. During the nine months ended September 30, 2014, VRIAC paid an ordinary dividend in the amount of $281.0 million to its Parent.

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

Ratings actions affirmation and outlook changes by S&P, Fitch, Moody's and A.M. Best from January 1, 2015 through September 30, 2015 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On August 19, 2015, A.M. Best affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, including us. A.M. Best maintained its stable outlook on the financial strength rating of the key life subsidiaries, including us and Voya Financial, Inc. as well as the ratings on the outstanding debt of Voya Financial, Inc.

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

77

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

Legislative and Regulatory Developments

Department of Labor Proposed Rule Regarding the Definition of “Fiduciary”
In April 2015, the Department of Labor (“DOL”) published its revised proposal to broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and for other purposes. The proposal was subject to public comment and is currently under review by the DOL. We submitted a comment letter to the DOL on July 16, 2015, expressing our views on the proposed rule and participated in a DOL hearing concerning the proposal on August 11, 2015. We currently expect a final rule to be published sometime during the first half of 2016.

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

Recent Activity by the NAIC

On February 24, 2015, the National Association of Insurance Commissioners (“NAIC”) Financial Regulation Standards and Accreditation (F) Committee (“Accreditation Committee”) exposed for public comment a proposed revised preamble to the NAIC accreditation standards that would apply to captives that assume XXX/AXXX, variable annuity and long-term care business. In May 2015, the Accreditation Committee adopted the proposal (the “Standard”), but deferred consideration of possible grandfathering provisions and effective dates to the 2015 NAIC Summer National Meeting. At the 2015 NAIC Summer National Meeting in August 2015, the Accreditation Committee adopted an effective date of January 1, 2016 for application of the accreditation standards to captives that assume XXX/AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX/AXXX captives if the applicable reinsurance transaction satisfies the XXX/AXXX Framework adopted by the NAIC in December 2014. In addition, the Standard applies prospectively, so that XXX/AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The Accreditation Committee left for future action application of the Standard to captives that assume variable annuity business.

At the NAIC Spring National Meeting in March 2015, the NAIC Financial Conditions (E) Committee established the Variable Annuities Issues (E) Working Group (“VAIWG”) to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG retained Oliver Wyman to study the industry’s use of variable annuity captive reinsurance and to develop a set of recommended changes to address the issues involving variable annuity captives. In September 2015, Oliver Wyman issued an initial report, which was adopted by the VAIWG, outlining its preliminary findings and making recommendations for enhancements to the variable annuity statutory framework. On November 5, 2015, upon recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (“VA Framework for Change”) which recommends charges for NAIC groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements. Although the current exposure draft recommends an effective date of January 1, 2017, the timing of these proposals remains uncertain. We cannot predict what revisions, if any, will be made to the VA Framework for Change proposal as a result of NAIC deliberations, whether this or other proposals will be adopted by the NAIC, what revisions to the current VA statutory framework will be made as a result of the implementation of the VA Framework for Change or any other NAIC proposals, or what additional actions and regulatory changes will result from the continued VA captives scrutiny and reform efforts by the NAIC and other regulatory bodies.

For a discussion of the Company's potential risks or uncertainties related to possible regulatory changes that may result from regulatory scrutiny of captives, please see Risk Factors-Risks Related to Regulation - "Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability" in Part I, Item IA. of our Annual Report on Form 10-K (File No. 033-23376).

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Exhibit Index on page 82 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2015			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neill
Francis G. O'Neill
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Voya Retirement Insurance and Annuity Company ("VRIAC")

Exhibit Index
Exhibit Number	Description of Exhibit
31.1+	Certificate of Francis G. O'Neill pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Francis G. O'Neill pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

