Form 10-Q
period 2016-03-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2016-05-12
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 9, 2016, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2016

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 033-23376) (the "Annual Report on Form 10-K") and "Risk Factors," in this Quarterly Report on Form 10-Q.

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
Condensed Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,667.8 as of 2016 and $20,747.1 as of 2015)	$21,800.4	$21,211.6
Fixed maturities, at fair value using the fair value option	905.6	798.0
Equity securities, available-for-sale, at fair value (cost of $67.8 as of 2016 and $116.7 as of 2015)	82.9	131.3
Short-term investments	0.1	—
Mortgage loans on real estate, net of valuation allowance of $1.2 as of 2016 and 2015	3,930.0	3,729.1
Policy loans	225.2	229.8
Limited partnerships/corporations	304.2	298.5
Derivatives	659.0	450.3
Securities pledged (amortized cost of $622.2 as of 2016 and $252.3 as of 2015)	700.5	249.2
Total investments	28,607.9	27,097.8
Cash and cash equivalents	887.0	661.1
Short-term investments under securities loan agreements, including collateral delivered	430.5	241.5
Accrued investment income	311.4	295.3
Reinsurance recoverable	1,804.4	1,838.8
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,044.7	1,244.7
Notes receivable from affiliate	175.0	175.0
Short-term loan to affiliate	12.0	—
Current income tax recoverable	5.7	10.5
Due from affiliates	54.4	56.0
Property and equipment	70.4	71.3
Other assets	187.3	167.0
Assets held in separate accounts	59,113.1	58,910.6
Total assets	$92,703.8	$90,769.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	March 31, 2016	December 31, 2015
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$27,848.9	$27,068.0
Payable for securities purchased	117.1	52.5
Payables under securities loan agreements, including collateral held	788.8	541.3
Long-term debt	4.9	4.9
Due to affiliates	76.7	132.2
Derivatives	275.4	115.1
Deferred income taxes	321.1	133.0
Other liabilities	429.8	443.0
Liabilities related to separate accounts	59,113.1	58,910.6
Total liabilities	88,975.8	87,400.6

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2016 and 2015; $50 par value per share)	2.8	2.8
Additional paid-in capital	3,271.8	3,272.6
Accumulated other comprehensive income (loss)	726.1	386.8
Retained earnings (deficit)	(272.7)	(293.2)
Total shareholder's equity	3,728.0	3,369.0
Total liabilities and shareholder's equity	$92,703.8	$90,769.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Revenues:
Net investment income	$356.5	$351.5
Fee income	173.2	192.2
Premiums	367.9	23.8
Broker-dealer commission revenue	43.7	59.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(7.3)	(1.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	0.8
Net other-than-temporary impairments recognized in earnings	(7.3)	(1.9)
Other net realized capital gains (losses)	(50.3)	(28.6)
Total net realized capital gains (losses)	(57.6)	(30.5)
Other revenue	(1.1)	(2.0)
Total revenues	882.6	594.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	611.3	237.4
Operating expenses	203.1	189.4
Broker-dealer commission expense	43.7	59.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	(2.0)	22.5
Total benefits and expenses	856.1	509.1
Income (loss) before income taxes	26.5	85.7
Income tax expense (benefit)	6.0	23.7
Net income (loss)	$20.5	$62.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$20.5	$62.0
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	517.5	206.5
Other-than-temporary impairments	0.4	1.2
Pension and other postretirement benefits liability	(0.6)	(0.6)
Other comprehensive income (loss), before tax	517.3	207.1
Income tax expense (benefit) related to items of other comprehensive income (loss)	178.0	71.8
Other comprehensive income (loss), after tax	339.3	135.3
Comprehensive income (loss)	$359.8	$197.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2016	$2.8	$3,272.6	$386.8	$(293.2)	$3,369.0
Comprehensive income (loss):
Net income (loss)	—	—	—	20.5	20.5
Other comprehensive income (loss), after tax	—	—	339.3	—	339.3
Total comprehensive income (loss)					359.8
Employee related benefits	—	(0.8)	—	—	(0.8)
Balance as of March 31, 2016	$2.8	$3,271.8	$726.1	$(272.7)	$3,728.0

Balance as of January 1, 2015	$2.8	$3,583.9	$841.5	$(466.4)	$3,961.8
Comprehensive income (loss):
Net income (loss)	—	—	—	62.0	62.0
Other comprehensive income (loss), after tax	—	—	135.3	—	135.3
Total comprehensive income (loss)					197.3
Employee related benefits	—	0.2	—	—	0.2
Balance as of March 31, 2015	$2.8	$3,584.1	$976.8	$(404.4)	$4,159.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$523.5	$241.0
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	906.7	599.4
Equity securities, available-for-sale	49.3	—
Mortgage loans on real estate	77.7	90.8
Limited partnerships/corporations	14.8	5.3
Acquisition of:
Fixed maturities	(1,305.5)	(927.8)
Mortgage loans on real estate	(278.5)	(242.8)
Limited partnerships/corporations	(25.2)	(10.4)
Derivatives, net	11.1	23.0
Policy loans, net	4.6	4.3
Short-term investments, net	—	186.1
Short-term loans to affiliates, net	(12.0)	(150.2)
Collateral received (delivered), net	58.5	13.2
Purchases of fixed assets, net	(0.1)	—
Net cash used in investing activities	(498.6)	(409.1)
Cash Flows from Financing Activities:
Deposits received for investment contracts	830.2	852.3
Maturities and withdrawals from investment contracts	(615.5)	(731.1)
Settlements on deposit contracts	(13.8)	(17.3)
Excess tax benefits on share-based compensation	0.1	0.6
Net cash provided by financing activities	201.0	104.5
Net increase (decrease) in cash and cash equivalents	225.9	(63.6)
Cash and cash equivalents, beginning of period	661.1	481.2
Cash and cash equivalents, end of period	$887.0	$417.6

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Retirement Insurance and Annuity Company ("VRIAC"), is a stock life insurance company domiciled in the State of Connecticut. VRIAC and its wholly owned subsidiaries (collectively, "the Company") provide financial products and services in the United States. VRIAC is authorized to conduct its insurance business in all states and in the District of Columbia, and in Guam, Puerto Rico and the Virgin Islands.

Prior to May 2013, Voya Financial, Inc., together with its subsidiaries, including the Company was an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc., completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. ING Group continues to hold certain warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2016, and its results of operations, comprehensive income, changes in shareholder's equity and statements of cash flows for the three months ended March 31, 2016 and 2015, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2015 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report on Form 10-K"), filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Adoption of New Pronouncements

Derivative Contract Novations
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-05, “Derivatives and Hedging (Accounting Standards Codification ("ASC") Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship.

The provisions of ASU 2016-05 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted, using either a prospective or modified retrospective approach. The Company elected to early adopt ASU 2016-05 as of January 1, 2016 on a prospective basis. The adoption had no effect on the Company's financial condition, results of operations, or cash flows.

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

The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using a modified retrospective approach. The adoption had no effect on the Company's financial condition or results of operations, but impacted disclosures only. Investments in limited partnerships previously accounted for as VOEs became VIEs under the new guidance as the limited partners do not hold substantive kick-out rights or participating rights. See Variable Interest Entities ("VIEs")section of the Investments Note to these Condensed Consolidated Financial Statements for additional information.

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

The provisions of ASU 2014-16 were adopted by the Company on January 1, 2016. The adoption had no effect on the Company’s financial condition, results of operations or cash flows.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Debt Instruments
In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (ASC Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), which clarifies that an entity is only required to follow the four-step decision sequence when assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts for purposes of bifurcating an embedded derivative. The entity does not need to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.

The provisions of ASU 2016-06 are effective on a modified retrospective basis for fiscal years beginning after December 15, 2016, including interim periods, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-06.

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

In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”) and ASU 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) as amendments to ASU 2014-09. ASU 2016-08 clarifies the implementation guidance and indicators for assessing whether an entity has control of a specified good or service before that good or service is transferred to a customer, and is, thus, a principal in the satisfaction of the performance obligation. ASU 2016-10 clarifies the provisions for identifying performance obligations and the implementation guidance for licensing.

In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which is January 1, 2017. The provisions of ASU 2014-09 are effective retrospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09 and its amendments.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$661.8	$143.8	$0.1	$—	$805.5	$—
U.S. Government agencies and authorities	4.2	0.1	—	—	4.3	—
State, municipalities and political subdivisions	627.9	31.9	1.0	—	658.8	—
U.S. corporate public securities	9,487.4	639.1	134.3	—	9,992.2	1.3
U.S. corporate private securities	2,297.0	123.5	38.8	—	2,381.7	—
Foreign corporate public securities and foreign governments(1)	2,817.0	131.7	96.9	—	2,851.8	—
Foreign corporate private securities(1)	2,698.6	148.9	17.6	—	2,829.9	—

Residential mortgage-backed securities:
Agency	1,825.3	115.1	3.2	12.9	1,950.1	—
Non-Agency	266.0	48.2	3.0	11.4	322.6	6.2
Total Residential mortgage-backed securities	2,091.3	163.3	6.2	24.3	2,272.7	6.2
Commercial mortgage-backed securities	1,266.0	89.9	0.4	—	1,355.5	6.7
Other asset-backed securities	244.4	11.4	1.7	—	254.1	2.3

Total fixed maturities, including securities pledged	22,195.6	1,483.6	297.0	24.3	23,406.5	16.5
Less: Securities pledged	622.2	88.3	10.0	—	700.5	—
Total fixed maturities	21,573.4	1,395.3	287.0	24.3	22,706.0	16.5
Equity securities	67.8	15.1	—	—	82.9	—
Total fixed maturities and equity securities investments	$21,641.2	$1,410.4	$287.0	$24.3	$22,788.9	$16.5
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$601.4	$609.8
After one year through five years	4,534.2	4,755.7
After five years through ten years	6,331.8	6,579.8
After ten years	7,126.5	7,578.9
Mortgage-backed securities	3,357.3	3,628.2
Other asset-backed securities	244.4	254.1
Fixed maturities, including securities pledged	$22,195.6	$23,406.5

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2016 and December 31, 2015, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's condensed consolidated Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2016
Communications	$1,229.5	$103.3	$10.9	$1,321.9
Financial	2,609.4	183.5	6.1	2,786.8
Industrial and other companies	7,946.4	472.2	68.8	8,349.8
Energy	2,408.4	52.4	181.5	2,279.3
Utilities	2,201.9	177.6	11.3	2,368.2
Transportation	569.5	32.2	2.8	598.9
Total	$16,965.1	$1,021.2	$281.4	$17,704.9

December 31, 2015
Communications	$1,218.8	$67.1	$28.6	$1,257.3
Financial	2,651.5	146.8	13.1	2,785.2
Industrial and other companies	7,778.2	267.7	180.7	7,865.2
Energy	2,655.2	26.1	261.8	2,419.5
Utilities	2,150.7	122.1	21.8	2,251.0
Transportation	560.6	14.0	13.8	560.8
Total	$17,015.0	$643.8	$519.8	$17,139.0

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
The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2016 and December 31, 2015, approximately 61.1% and 63.8%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2016 and December 31, 2015, the fair value of loaned securities was $522.6 and $178.9, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2016 and December 31, 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $230.5 and $185.9, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, liabilities to return collateral of $230.5 and $185.9, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2016 the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $310.3. As of December 31, 2015, the Company did not retain any securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	March 31, 2016 (1)	December 31, 2015
U.S. Treasuries	$186.1	$—
U.S. corporate public securities	238.0	111.7
Foreign corporate public securities and foreign governments	116.7	74.2
Payables under securities loan agreements	$540.8	$185.9
(1) Borrowings under securities lending transactions include both cash and non-cash collateral of $230.5 and $310.3, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $304.2 and $0.4 as of March 31, 2016 and December 31, 2015, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2016:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$34.1	$0.1		$—	$—	$—	$—	$34.1	$0.1
State, municipalities and political subdivisions	4.1	0.1		27.8	0.5	2.7	0.4	34.6	1.0
U.S. corporate public securities	303.0	12.7		828.0	67.6	303.2	54.0	1,434.2	134.3
U.S. corporate private securities	85.0	1.7		195.4	28.1	71.3	9.0	351.7	38.8
Foreign corporate public securities and foreign governments	165.2	6.2		314.7	33.8	321.5	56.9	801.4	96.9
Foreign corporate private securities	43.5	2.3		270.5	11.9	26.9	3.4	340.9	17.6
Residential mortgage-backed	81.0	1.6		12.6	1.1	140.2	3.5	233.8	6.2
Commercial mortgage-backed	68.9	0.3		9.4	0.1	—	—	78.3	0.4
Other asset-backed	16.7	—	*	11.6	0.2	13.4	1.5	41.7	1.7
Total	$801.5	$25.0		$1,670.0	$143.3	$879.2	$128.7	$3,350.7	$297.0
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
*Less than $0.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 87.2% and 81.9% of the average book value as of March 31, 2016 and December 31, 2015, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2016
Six months or less below amortized cost	$1,309.8	$307.7	$86.4	$90.9	250	45
More than six months and twelve months or less below amortized cost	1,242.3	134.9	47.4	43.6	234	19
More than twelve months below amortized cost	651.2	1.8	28.2	0.5	170	1
Total	$3,203.3	$444.4	$162.0	$135.0	654	65

December 31, 2015
Six months or less below amortized cost	$3,980.3	$747.5	$141.7	$211.4	762	104
More than six months and twelve months or less below amortized cost	3,001.4	27.6	156.6	13.4	485	2
More than twelve months below amortized cost	382.5	17.3	26.9	4.2	144	2
Total	$7,364.2	$792.4	$325.2	$229.0	1,391	108

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2016
U.S. Treasuries	$34.2	$—	$0.1	$—	5	—
State, municipalities and political subdivisions	35.6	—	1.0	—	12	—
U.S. corporate public securities	1,420.7	147.8	88.9	45.4	265	25
U.S. corporate private securities	317.8	72.7	14.5	24.3	28	4
Foreign corporate public securities and foreign governments	698.1	200.2	37.4	59.5	142	27
Foreign corporate private securities	338.8	19.7	12.9	4.7	44	4
Residential mortgage-backed	238.1	1.9	5.7	0.5	124	2
Commercial mortgage-backed	78.6	0.1	0.3	0.1	16	1
Other asset-backed	41.4	2.0	1.2	0.5	18	2
Total	$3,203.3	$444.4	$162.0	$135.0	654	65

December 31, 2015
U.S. Treasuries	$69.7	$—	$0.3	$—	14	—
State, municipalities and political subdivisions	349.5	—	7.9	—	117	—
U.S. corporate public securities	3,565.2	373.5	153.5	103.3	651	58
U.S. corporate private securities	791.0	90.9	34.6	27.8	87	4
Foreign corporate public securities and foreign governments	1,211.9	291.1	63.6	87.9	254	40
Foreign corporate private securities	807.3	35.1	53.9	9.6	85	5
Residential mortgage-backed	294.1	—	6.9	—	130	—
Commercial mortgage-backed	239.2	—	3.5	—	38	—
Other asset-backed	36.3	1.8	1.0	0.4	15	1
Total	$7,364.2	$792.4	$325.2	$229.0	1,391	108

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months ended March 31, 2016, and for the year ended December 31, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of March 31, 2016, the Company held no commercial mortgage troubled debt restructured loans. During the three months ended March 31, 2016, 8 commercial mortgage loans that were restructured in August 2013 with a pre and post modification carrying value of $18.6 were paid in full. These loans represent what remained of an initial portfolio of 20 restructures with a pre and post modification carrying value of $39.4.

As of March 31, 2016 and December 31, 2015, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	March 31, 2016			December 31, 2015
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4.8	$3,926.4	$3,931.2	$10.7	$3,719.6	$3,730.3
Collective valuation allowance for losses	N/A	(1.2)	(1.2)	N/A	(1.2)	(1.2)
Total net commercial mortgage loans	$4.8	$3,925.2	$3,930.0	$10.7	$3,718.4	$3,729.1
N/A- Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2016 and 2015.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2016	December 31, 2015
Collective valuation allowance for losses, balance at January 1	$1.2	$1.1
Addition to (reduction of) allowance for losses	—	0.1
Collective valuation allowance for losses, end of period	$1.2	$1.2

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2016	December 31, 2015
Impaired loans without allowances for losses	$4.8	$10.7
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4.8	$10.7
Unpaid principal balance of impaired loans	$6.3	$12.2

The following table presents information on restructured loans as of the dates indicated:

	March 31, 2016	December 31, 2015
Troubled debt restructured loans	$—	$5.9

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2016 and December 31, 2015.

There were no loans 30 days or less in arrears, with respect to principal and interest as of March 31, 2016. There were two loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2015, with a total amortized cost of $1.0.

Commercial loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow, number of days past due, or various other circumstances. Based on an assessment as to the collectability of the principal, a determination is made to either apply against the book value or apply according to the contractual terms of the loan. Funds recovered in excess of book value would then be applied to recover expenses, impairments, and then interest. Accrual of interest resumes after factors resulting in doubts about collectability have improved.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Impaired loans, average investment during the period (amortized cost)(1)	$7.8	$26.6
Interest income recognized on impaired loans, on an accrual basis(1)	0.1	0.4
Interest income recognized on impaired loans, on a cash basis(1)	0.1	0.5
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.3
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

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2016 (1)	December 31, 2015 (1)
Loan-to-Value Ratio:
0% - 50%	$368.1	$395.1
>50% - 60%	1,070.4	969.4
>60% - 70%	2,256.8	2,158.2
>70% - 80%	233.3	204.8
>80% and above	2.6	2.8
Total Commercial mortgage loans	$3,931.2	$3,730.3
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2016 (1)	December 31, 2015 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,150.3	$2,957.7
>1.25x - 1.5x	514.3	494.5
>1.0x - 1.25x	205.4	208.6
Less than 1.0x	38.4	38.6
Commercial mortgage loans secured by land or construction loans	22.8	30.9
Total Commercial mortgage loans	$3,931.2	$3,730.3
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2016 (1)		December 31, 2015 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$888.1	22.6%	$867.5	23.3%
South Atlantic	927.7	23.6%	857.3	23.0%
Middle Atlantic	559.0	14.2%	556.1	14.9%
West South Central	426.6	10.9%	414.8	11.1%
Mountain	344.4	8.8%	304.1	8.2%
East North Central	418.4	10.6%	380.8	10.2%
New England	79.4	2.0%	81.4	2.2%
West North Central	225.5	5.7%	208.6	5.6%
East South Central	62.1	1.6%	59.7	1.5%
Total Commercial mortgage loans	$3,931.2	100.0%	$3,730.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	March 31, 2016 (1)		December 31, 2015 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,347.1	34.2%	$1,330.8	35.7%
Industrial	804.6	20.5%	741.3	19.9%
Apartments	709.0	18.0%	630.4	16.9%
Office	632.9	16.1%	586.3	15.7%
Hotel/Motel	176.2	4.5%	177.6	4.7%
Mixed Use	50.8	1.3%	47.1	1.3%
Other	210.6	5.4%	216.8	5.8%
Total Commercial mortgage loans	$3,931.2	100.0%	$3,730.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	March 31, 2016 (1)	December 31, 2015 (1)
Year of Origination:
2016	$275.5	$—
2015	742.7	745.3
2014	557.3	558.0
2013	703.7	709.2
2012	742.8	748.2
2011	522.0	553.2
2010 and prior	387.2	416.4
Total Commercial mortgage loans	$3,931.2	$3,730.3
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

The following table identifies the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2016		2015
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$0.1	1	$—	—
Foreign corporate public securities and foreign governments(1)	6.9	1	0.5	1
Residential mortgage-backed	0.3	14	1.4	19
Total	$7.3	16	$1.9	20
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The above table includes $0.4 and $0.9 of write-downs related to credit impairments for the three months ended March 31, 2016 and 2015, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $6.9 and $1.0 in write-downs for the three months ended March 31, 2016 and 2015, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2016			2015
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$—		—	$—	—
Foreign corporate public securities and foreign governments(1)	6.9		1	0.5	1
Residential mortgage-backed	—	*	1	0.5	2
Total	$6.9		2	$1.0	3
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

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Balance at January 1	$19.3	$22.4
Additional credit impairments:
On securities previously impaired	0.3	0.8
Reductions:
Increase in cash flows	0.1	0.1
Securities sold, matured, prepaid or paid down	0.4	1.3
Balance at March 31	$19.1	$21.8

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Fixed maturities	$324.0	$305.4
Equity securities, available-for-sale	1.6	1.6
Mortgage loans on real estate	43.0	45.5
Policy loans	3.0	3.2
Short-term investments and cash equivalents	0.4	0.2
Other	(1.4)	8.3
Gross investment income	370.6	364.2
Less: Investment expenses	14.1	12.7
Net investment income	$356.5	$351.5

As of March 31, 2016 and December 31, 2015, the Company had $1.1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$(41.2)	$(2.8)
Fixed maturities, at fair value option	(17.3)	(13.9)
Derivatives	62.9	31.8
Embedded derivative - fixed maturities	0.9	(0.2)
Guaranteed benefit derivatives	(62.8)	(45.5)
Other investments	(0.1)	0.1
Net realized capital gains (losses)	$(57.6)	$(30.5)
After-tax net realized capital gains (losses)	$(37.4)	$(19.8)

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Proceeds on sales	$692.7	$162.5
Gross gains	3.9	1.5
Gross losses	37.8	3.7

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company also used futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of fixed index annuity ("FIA") contracts. During the three months ended March 31, 2016, the Company moved to a static hedging strategy for its FIA contracts and replaced futures contracts with equity options.

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

Options: The Company uses equity options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$222.8	$57.5	$—	$285.3	$60.1	$—
Foreign exchange contracts	51.2	8.2	—	51.2	10.7	—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	28,168.0	578.7	266.4	25,309.1	362.3	104.0
Foreign exchange contracts	146.0	9.9	8.7	144.6	13.9	10.7
Equity contracts	99.0	1.6	—	15.9	—	0.1
Credit contracts	407.5	3.1	0.3	407.5	3.3	0.3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	24.3	—	N/A	23.4	—
Within products	N/A	—	245.0	N/A	—	184.1
Within reinsurance agreements	N/A	—	(32.3)	N/A	—	(71.6)
Managed custody guarantees	N/A	—	2.7	N/A	—	0.3
Total		$683.3	$490.8		$473.7	$227.9
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2016 and December 31, 2015. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$407.5	$3.1	$0.3
Equity contracts	99.0	1.6	—
Foreign exchange contracts	197.2	18.1	8.7
Interest rate contracts	26,192.1	636.2	265.7
		659.0	274.7
Counterparty netting(1)		(263.2)	(263.2)
Cash collateral netting(1)		(361.0)	(3.4)
Securities collateral netting(1)		(11.3)	(6.9)
Net receivables/payables		$23.5	$1.2
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2016, the Company held $109.1 and $249.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, the Company held $120.3 and $179.5 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2016, the Company delivered $177.9 of securities and held $11.4 securities as collateral. As of December 31, 2015, the Company delivered $70.3 of securities and held $11.1 of securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.2	$0.1
Foreign exchange contracts	0.2	0.1
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	64.5	29.5
Foreign exchange contracts	(2.2)	1.1
Equity contracts	(0.4)	0.6
Credit contracts	0.6	0.4
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	0.9	(0.2)
Within products(2)	(60.4)	(44.7)
Within reinsurance agreements(3)	(39.3)	(14.1)
Managed custody guarantees(2)	(2.4)	(0.8)
Total	$(38.3)	$(28.0)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2016 and 2015, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of March 31, 2016, the fair values of credit default swaps of $3.1 and $0.3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2015, the fair values of credit default swaps of $3.3 and $0.3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, the maximum potential future exposure to the Company was $384.0 in credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$741.2	$64.3	$—	$805.5
U.S. Government agencies and authorities	—	4.3	—	4.3
State, municipalities and political subdivisions	—	658.8	—	658.8
U.S. corporate public securities	—	9,990.5	1.7	9,992.2
U.S. corporate private securities	—	1,988.2	393.5	2,381.7
Foreign corporate public securities and foreign governments(1)	—	2,851.3	0.5	2,851.8
Foreign corporate private securities (1)	—	2,650.3	179.6	2,829.9
Residential mortgage-backed securities	—	2,245.8	26.9	2,272.7
Commercial mortgage-backed securities	—	1,355.4	0.1	1,355.5
Other asset-backed securities	—	241.5	12.6	254.1
Total fixed maturities, including securities pledged	741.2	22,050.4	614.9	23,406.5
Equity securities, available-for-sale	34.7	—	48.2	82.9
Derivatives:
Interest rate contracts	—	636.2	—	636.2
Foreign exchange contracts	—	18.1	—	18.1
Equity contracts	—	1.6	—	1.6
Credit contracts	—	3.1	—	3.1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,317.6	—	—	1,317.6
Assets held in separate accounts	54,241.4	4,870.5	1.2	59,113.1
Total assets	$56,334.9	$27,579.9	$664.3	$84,579.1
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$21.7	$21.7
Stabilizer and MCGs	—	—	226.0	226.0
Other derivatives:
Interest rate contracts	0.7	265.7	—	266.4
Foreign exchange contracts	—	8.7	—	8.7
Equity contracts	—	—	—	—
Credit contracts	—	0.3	—	0.3
Embedded derivative on reinsurance	—	(32.3)	—	(32.3)
Total liabilities	$0.7	$242.4	$247.7	$490.8
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

U.S. corporate public securities, Foreign corporate public securities and foreign governments: Fair value is determined using third-party commercial pricing services, with the primary inputs being benchmark yields, trades of comparable securities, issuer ratings, bids and credit spreads off benchmark yields.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2016 and 2015. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$2.3	$—	$(0.1)	$—	$—	$—	$(0.5)	$—	$—	$1.7	$—
U.S. Corporate private securities	396.4	(0.1)	8.3	0.2	—	(17.5)	(31.4)	44.2	(6.6)	393.5	(0.1)
Foreign corporate public securities and foreign governments(1)	0.5	—	—	—	—	—	—	—	—	0.5	—
Foreign corporate private securities(1)	158.1	0.1	4.3	—	—	(0.1)	(7.7)	29.7	(4.8)	179.6	0.1
Residential mortgage-backed securities	28.2	(1.3)	—	—	—	—	—	—	—	26.9	(1.3)
Commercial mortgage-backed securities	12.6	—	—	0.1	—	—	—	—	(12.6)	0.1	—
Other asset-backed securities	13.1	—	(0.2)	—	—	—	(0.3)	—	—	12.6	—
Total fixed maturities, including securities pledged	611.2	(1.3)	12.3	0.3	—	(17.6)	(39.9)	73.9	(24.0)	614.9	(1.3)
Equity securities, available-for-sale	47.5	—	0.7	—	—	—	—	—	—	48.2	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(161.3)	(63.6)	—	—	(1.1)	—	—	—	—	(226.0)	—
FIA(2)	(23.1)	0.8	—	—	0.1	—	0.5	—	—	(21.7)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	4.0	—	—	—	—	—	—	—	(2.8)	1.2	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$50.3	$—	$1.8	$23.6	$—	$—	$(1.1)	$—	$—	$74.6	$—
U.S. Corporate private securities	324.5	—	0.7	23.5	—	—	(36.8)	—	—	311.9	—
Foreign corporate public securities and foreign governments(1)	—	—	—	1.2	—	—	—	—	—	1.2	—
Foreign corporate private securities(1)	165.7	0.2	1.4	1.8	—	—	(4.0)	16.1	—	181.2	—
Residential mortgage-backed securities	17.3	(0.6)	(0.4)	—	—	—	—	6.7	—	23.0	(0.6)
Commercial mortgage-backed securities	19.0	—	—	—	—	—	—	—	(19.0)	—	—
Other asset-backed securities	2.4	—	—	—	—	—	(0.3)	—	—	2.1	—
Total fixed maturities, including securities pledged	579.2	(0.4)	3.5	50.1	—	—	(42.2)	22.8	(19.0)	594.0	(0.6)
Equity securities, available-for-sale	36.6	—	1.4	—	—	—	—	—	—	38.0	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(102.9)	(44.1)	—	—	(1.1)	—	—	—	—	(148.1)	—
FIA(2)	(26.3)	(1.4)	—	—	—	—	0.2	—	—	(27.5)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	1.5	—	—	—	—	—	—	—	—	1.5	—
Assets held in separate accounts(5)	2.4	—	—	—	—	—	—	—	(1.7)	0.7	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2016 and 2015, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2016:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 7.7%
Nonperformance risk	0.23% to 1.6%		0.23% to 1.6%
Actuarial Assumptions:
Partial Withdrawals	0.4% to 3.2%		—
Lapses	0% to 45%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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
(3) Stabilizer contracts with recordkeeping agreements have different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	93%	0-25%	0-15%	0-30%	0-15%
Stabilizer with Recordkeeping Agreements	7%	0-50%	0-30%	0-50%	0-25%
Aggregate of all plans	100%	0-50%	0-30%	0-50%	0-25%
(4) Measured as a percentage of assets under management or assets under administration.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2015:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 7.3%
Nonperformance risk	0.23% to 1.3%		0.23% to 1.3%
Actuarial Assumptions:
Partial Withdrawals	0.4% to 3.2%		—
Lapses	0% to 45%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,406.5	$23,406.5	$22,258.8	$22,258.8
Equity securities, available-for-sale	82.9	82.9	131.3	131.3
Mortgage loans on real estate	3,930.0	4,086.0	3,729.1	3,881.1
Policy loans	225.2	225.2	229.8	229.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,317.6	1,317.6	902.6	902.5
Derivatives	659.0	659.0	450.3	450.3
Notes receivable from affiliate	175.0	213.0	175.0	208.4
Short-term loan to affiliate	12.0	12.0	—	—
Assets held in separate accounts	59,113.1	59,113.1	58,910.6	58,910.6
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	23,366.2	28,203.6	22,979.4	27,612.3
Supplementary contracts, immediate annuities and other	408.3	483.2	411.8	479.2
Deposit liabilities	194.1	319.5	194.8	194.8
Derivatives:
Guaranteed benefit derivatives:
FIA	21.7	21.7	23.1	23.1
Stabilizer and MCGs	226.0	226.0	161.3	161.3
Other derivatives	275.4	275.4	115.1	115.1
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivatives on reinsurance	(32.3)	(32.3)	(71.6)	(71.6)
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

Short-term loans to affiliate: Due to their short-term nature, fair value approximates carrying value. Short-term loans to affiliate are classified as Level 2.

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

Deposit liabilities: Fair value is estimated as the present value of expected cash flows associated with the deposit liability discounted using risk-free rates plus adjustments for nonperformance risk and uncertainty in the expected cash flows. These liabilities are classified as Level 3.

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

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2016
	DAC	VOBA	Total
Balance as of January 1, 2016	$520.4	$708.7	$1,229.1
Deferrals of commissions and expenses	18.3	1.4	19.7
Amortization:
Amortization	(9.4)	(11.4)	(20.8)
Interest accrued(1)	9.3	13.5	22.8
Net amortization included in the Condensed Consolidated Statements of Operations	(0.1)	2.1	2.0
Change due to unrealized capital gains/losses on available-for-sale securities	(88.0)	(133.5)	(221.5)
Balance as of March 31, 2016	$450.6	$578.7	$1,029.3

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$396.5	$526.8	$923.3
Deferrals of commissions and expenses	18.7	1.5	20.2
Amortization:
Amortization	(28.3)	(17.4)	(45.7)
Interest accrued(1)	9.0	14.2	23.2
Net amortization included in the Condensed Consolidated Statements of Operations	(19.3)	(3.2)	(22.5)
Change due to unrealized capital gains/losses on available-for-sale securities	(35.7)	(44.1)	(79.8)
Balance as of March 31, 2015	$360.2	$481.0	$841.2
(1) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2016 and 2015.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	March 31,
	2016	2015
Fixed maturities, net of OTTI	$1,186.6	$1,831.1
Equity securities, available-for-sale	15.1	15.9
Derivatives	217.0	219.6
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(418.2)	(632.3)
Premium deficiency reserve adjustment	(84.7)	(137.9)
Other	0.1	—
Unrealized capital gains (losses), before tax	915.9	1,296.4
Deferred income tax asset (liability)	(196.3)	(327.6)
Unrealized capital gains (losses), after tax	719.6	968.8
Pension and other postretirement benefits liability, net of tax	6.5	8.0
AOCI	$726.1	$976.8

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$707.0		$(244.5)	$462.5
Equity securities	0.5		(0.2)	0.3
Other	0.1		—	0.1
OTTI	0.4		(0.1)	0.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	41.2		(14.4)	26.8
DAC/VOBA and Sales inducements	(221.8)	(1)	77.6	(144.2)
Premium deficiency reserve adjustment	(18.2)		6.4	(11.8)
Change in unrealized gains/losses on available-for-sale securities	509.2		(175.2)	334.0

Derivatives:
Derivatives	12.9	(2)	(4.5)	8.4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4.2)		1.5	(2.7)
Change in unrealized gains/losses on derivatives	8.7		(3.0)	5.7

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.6)		0.2	(0.4)
Change in pension and other postretirement benefits liability	(0.6)		0.2	(0.4)
Change in Other comprehensive income (loss)	$517.3		$(178.0)	$339.3
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2016 was 22.7%. The effective tax rate differed from the statutory rate of 35% for the three months ended March 31, 2016 primarily due to the effect of the dividends received deduction ("DRD").

The Company's effective tax rate for the three months ended March 31, 2015 was 27.7%. The effective tax rate differed from the statutory rate of 35% for the three months ended March 31, 2015 primarily due to the effect of the DRD.

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

Tax Regulatory Matters

During April 2016, the Internal Revenue Service ("IRS") completed its examination of Voya Financial, Inc.'s consolidated return (including the Company) through tax year 2014. The 2014 audit settlement did not have a material impact on the Company. Voya Financial, Inc. (including the Company) is currently under audit by the IRS, and it is expected that the examination of tax year 2015 will be finalized within the next twelve months. Voya Financial, Inc. (including the Company) and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2015 and 2016.

8.    Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under the prior agreement, which became effective in June 2001 and expired on April 1, 2016, and the current agreement, which became effective on April 1, 2016 and expires April 1, 2021, either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the preceding December 31. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

Under this agreement, the Company did not incur interest expense for the three months ended March 31, 2016 and 2015. The Company earned $0.2 in earn interest income for the three months ended March 31, 2016 and 2015. As of March 31, 2016, the Company had an outstanding receivable of $12.0 and no outstanding payable. As of December 31, 2015, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see the Financing Agreements Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

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

As of March 31, 2016 and December 31, 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $174.6 and $221.0, respectively, and purchase limited partnership and private placement investments of $500.2 and $330.4, respectively.

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

	March 31, 2016	December 31, 2015
Other fixed maturities-state deposits	$13.6	$13.5
Securities pledged(1)	700.5	249.2
Total restricted assets	$714.1	$262.7
(1) Includes the fair value of loaned securities of $522.6 and $178.9 as of March 31, 2016 and December 31, 2015, respectively. In addition, as of March 31, 2016 and December 31, 2015, the Company delivered securities as collateral of $177.9 and $70.3, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2016, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

10.    Related Party Transactions

Operating Agreements

For the three months ended March 31, 2016 and 2015, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K were $135.3 and $166.3, respectively. For the three months ended March 31, 2016 and 2015, expenses with affiliated entities related to the aforementioned operating agreements disclosed were $195.7 and $203.6, respectively.

Reinsurance Agreements

The Company has entered into reinsurance agreements that were accounted for under the deposit method with two of its affiliates. As of March 31, 2016 and December 31, 2015, the Company had deposit assets of $90.7 and $91.0, respectively, and deposit liabilities of $194.1 and $194.8, respectively related to these agreements. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. For further information on these reinsurance agreements, see the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term "VRIAC" refers to Voya Retirement Insurance and Annuity Company, and the terms "Company," "we," "our," "us" refer to Voya Retirement Insurance and Annuity Company and its subsidiaries. We are a direct, wholly owned subsidiary of Voya Holdings Inc., which is a direct, wholly owned subsidiary of Voya Financial, Inc.

The following discussion and analysis presents a review of our results of operations for the three months ended March 31, 2016 and 2015 and financial condition as of March 31, 2016 and December 31, 2015. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report on Form 10-K").

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

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2016 was 22.7%. The effective tax rate differed from the statutory rate of 35% for the three months ended March 31, 2016 primarily due to the effect of the dividends received deduction ("DRD").

The Company's effective tax rate for the three months ended March 31, 2015 was 27.7%. The effective tax rate differed from the statutory rate of 35% for the three months ended March 31, 2015 primarily due to the effect of the DRD.

Results of Operations

($ in millions)	Three Months Ended March 31,
	2016	2015
Revenues:
Net investment income	$356.5	$351.5
Fee income	173.2	192.2
Premiums	367.9	23.8
Broker-dealer commission revenue	43.7	59.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(7.3)	(1.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	0.8
Net other-than-temporary impairments recognized in earnings	(7.3)	(1.9)
Other net realized capital gains (losses)	(50.3)	(28.6)
Total net realized capital gains (losses)	(57.6)	(30.5)
Other revenue	(1.1)	(2.0)
Total revenues	882.6	594.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	611.3	237.4
Operating expenses	203.1	189.4
Broker-dealer commission expense	43.7	59.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	(2.0)	22.5
Total benefits and expenses	856.1	509.1
Income (loss) before income taxes	26.5	85.7
Income tax expense (benefit)	6.0	23.7
Net income (loss)	$20.5	$62.0

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Our Net income (loss) for the three months ended March 31, 2016 decreased by $41.5 million from $62.0 million to $20.5 million primarily due to higher Interest credited to contract owner account balances, unfavorable changes in Total net realized capital losses, lower Fee income and higher operating expenses, partially offset by higher Premiums, lower Net amortization of DAC and VOBA, lower Income tax expense and higher Net investment income.

Revenues

Total revenues increased $287.8 million from $594.8 million to $882.6 million primarily due to higher Premiums and Net investment income, partially offset by higher Total net realized capital losses and lower Fee income.

Net investment income increased $5.0 million from $351.5 million to $356.5 million primarily due to growth in the general account assets driven by positive net flows, including participants’ transfers from variable investment options into fixed investment options. The increase was partially offset by lower alternative investment income, a decrease in prepayment fee income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $19.0 million from $192.2 million to $173.2 million primarily due to lower retirement plan fees resulting from the cumulative impact of equity market performance on the separate account and institutional mutual fund assets under management, participants' transfers from variable investment options into fixed investment options, lower management fee revenue and lower advisory fees.

Premiums increased $344.1 million from $23.8 million to $367.9 million primarily due to the sale of pension risk transfer contracts, which corresponds to higher Interest credited and other benefits to contract owners/policyholders below.

Total net realized capital losses increased $27.1 million from $30.5 million to $57.6 million primarily due to an increase in realized losses on the disposal of available-for-sale fixed maturities, including securities pledged and unfavorable changes in the fair value of embedded derivatives on product guarantees (from a loss of $45.5 million in the prior period to a loss of $62.8 million in the current period). These unfavorable changes were partially offset by favorable changes in the fair value of derivatives. The changes in the fair value of fixed maturities using the fair value option, derivatives and embedded derivatives on product guarantees were primarily the result of interest rate movements in the current period compared to the prior period.

Benefits and Expenses

Total benefits and expenses increased $347.0 million from $509.1 million to $856.1 million primarily due to higher Interest credited and other benefits to contract owners/policyholders and operating expenses, partially offset by lower Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders increased $373.9 million from $237.4 million to $611.3 million primarily due to the sale of pension risk transfer contracts, an unfavorable change in the fair value of the embedded derivative on reinsurance and higher interest credited due to an increase in general account liabilities, which corresponds to the increase in general account assets.

Operating expenses increased $13.7 million from $189.4 million to $203.1 million primarily due to higher distribution and information technology expenses, partially offset by lower mutual fund expenses and lower asset based commissions.

Net amortization of DAC and VOBA decreased $24.5 million from an expense of $22.5 million to a benefit of $2.0 million primarily due to lower amortization from lower gross profits in the current period and a change in the embedded derivative associated with a reinsurance agreement.

Income Taxes

Income tax expense decreased $17.7 million from $23.7 million to $6.0 million primarily due to a decrease in income before income taxes.

Financial Condition

Investments

See the Management's Narrative Analysis of the Results of Operations and Financial Condition in our Consolidated Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	March 31, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,800.4	76.2%	$21,211.6	78.3%
Fixed maturities, at fair value using the fair value option	905.6	3.2%	798.0	2.9%
Equity securities, available-for-sale	82.9	0.3%	131.3	0.5%
Short-term investments(1)	0.1	—%	—	—%
Mortgage loans on real estate	3,930.0	13.7%	3,729.1	13.8%
Policy loans	225.2	0.8%	229.8	0.8%
Limited partnerships/corporations	304.2	1.1%	298.5	1.1%
Derivatives	659.0	2.3%	450.3	1.7%
Securities pledged	700.5	2.4%	249.2	0.9%
Total investments	$28,607.9	100.0%	$27,097.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

($ in millions)	March 31, 2016
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$661.8	3.0%	$805.5	3.4%
U.S. Government agencies and authorities	4.2	—%	4.3	—%
State, municipalities, and political subdivisions	627.9	2.8%	658.8	2.8%
U.S. corporate public securities	9,487.4	42.8%	9,992.2	42.7%
U.S. corporate private securities	2,297.0	10.3%	2,381.7	10.2%
Foreign corporate public securities and foreign governments(1)	2,817.0	12.7%	2,851.8	12.2%
Foreign corporate private securities(1)	2,698.6	12.2%	2,829.9	12.1%
Residential mortgage-backed securities	2,091.3	9.4%	2,272.7	9.7%
Commercial mortgage-backed securities	1,266.0	5.7%	1,355.5	5.8%
Other asset-backed securities	244.4	1.1%	254.1	1.1%
Total fixed maturities, including securities pledged	$22,195.6	100.0%	$23,406.5	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$616.6	2.8%	$721.4	3.2%
U.S. Government agencies and authorities	4.3	—%	4.3	—%
State, municipalities, and political subdivisions	589.9	2.7%	595.8	2.7%
U.S. corporate public securities	9,472.4	43.5%	9,600.5	43.2%
U.S. corporate private securities	2,336.0	10.7%	2,359.9	10.6%
Foreign corporate public securities and foreign governments(1)	2,868.7	13.2%	2,812.2	12.6%
Foreign corporate private securities(1)	2,678.8	12.3%	2,711.4	12.2%
Residential mortgage-backed securities	1,761.1	8.1%	1,929.2	8.7%
Commercial mortgage-backed securities	1,228.9	5.6%	1,274.9	5.7%
Other asset-backed securities	240.7	1.1%	249.2	1.1%
Total fixed maturities, including securities pledged	$21,797.4	100.0%	$22,258.8	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2016, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$805.5	$—	$—	$—	$—	$—	$805.5
U.S. Government agencies and authorities	4.3	—	—	—	—	—	4.3
State, municipalities and political subdivisions	638.8	19.5	0.5	—	—	—	658.8
U.S. corporate public securities	4,979.9	4,417.4	481.6	107.5	3.2	2.6	9,992.2
U.S. corporate private securities	1,253.6	995.8	106.0	24.9	—	1.4	2,381.7
Foreign corporate public securities and foreign governments(1)	1,319.8	1,208.0	247.5	76.0	—	0.5	2,851.8
Foreign corporate private securities(1)	333.3	2,348.7	142.8	4.5	—	0.6	2,829.9
Residential mortgage-backed securities	2,181.9	23.5	1.2	—	6.5	59.6	2,272.7
Commercial mortgage-backed securities	1,355.5	—	—	—	—	—	1,355.5
Other asset-backed securities	244.4	7.3	—	2.0	—	0.4	254.1
Total fixed maturities	$13,117.0	$9,020.2	$979.6	$214.9	$9.7	$65.1	$23,406.5
% of Fair Value	56.0%	38.6%	4.2%	0.9%	—%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$721.4	$—	$—	$—	$—	$—	$721.4
U.S. Government agencies and authorities	4.3	—	—	—	—	—	4.3
State, municipalities and political subdivisions	578.0	17.3	0.5	—	—	—	595.8
U.S. corporate public securities	4,514.9	4,516.8	491.4	74.4	—	3.0	9,600.5
U.S. corporate private securities	1,205.7	1,062.5	76.9	14.8	—	—	2,359.9
Foreign corporate public securities and foreign governments(1)	1,362.2	1,182.5	254.8	10.8	1.4	0.5	2,812.2
Foreign corporate private securities(1)	343.3	2,246.1	114.9	6.5	—	0.6	2,711.4
Residential mortgage-backed securities	1,861.5	4.7	1.2	0.1	6.9	54.8	1,929.2
Commercial mortgage-backed securities	1,270.7	4.1	0.1	—	—	—	1,274.9
Other asset-backed securities	238.8	7.9	—	2.1	—	0.4	249.2
Total fixed maturities	$12,100.8	$9,041.9	$939.8	$108.7	$8.3	$59.3	$22,258.8
% of Fair Value	54.4%	40.6%	4.2%	0.5%	—%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	March 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$805.5	$—	$—	$—	$—	$805.5
U.S. Government agencies and authorities	4.3	—	—	—	—	4.3
State, municipalities and political subdivisions	68.0	422.5	148.2	19.6	0.5	658.8
U.S. corporate public securities	151.0	531.8	4,283.2	4,422.5	603.7	9,992.2
U.S. corporate private securities	56.7	78.5	1,024.6	1,106.8	115.1	2,381.7
Foreign corporate public securities and foreign governments(1)	32.5	302.3	985.4	1,207.6	324.0	2,851.8
Foreign corporate private securities(1)	—	6.6	437.1	2,300.1	86.1	2,829.9
Residential mortgage-backed securities	1,956.1	0.8	1.5	22.4	291.9	2,272.7
Commercial mortgage-backed securities	1,181.3	2.0	61.0	2.0	109.2	1,355.5
Other asset-backed securities	202.7	0.7	0.5	17.1	33.1	254.1
Total fixed maturities	$4,458.1	$1,345.2	$6,941.5	$9,098.1	$1,563.6	$23,406.5
% of Fair Value	19.0%	5.7%	29.7%	38.9%	6.7%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$721.4	$—	$—	$—	$—	$721.4
U.S. Government agencies and authorities	4.3	—	—	—	—	4.3
State, municipalities and political subdivisions	68.9	377.7	131.4	17.3	0.5	595.8
U.S. corporate public securities	112.9	481.1	3,906.7	4,522.4	577.4	9,600.5
U.S. corporate private securities	83.6	93.8	971.4	1,139.7	71.4	2,359.9
Foreign corporate public securities and foreign governments(1)	30.6	347.9	984.3	1,181.9	267.5	2,812.2
Foreign corporate private securities(1)	—	6.5	417.1	2,200.7	87.1	2,711.4
Residential mortgage-backed securities	1,694.1	6.3	1.7	24.0	203.1	1,929.2
Commercial mortgage-backed securities	1,080.5	2.0	56.7	9.2	126.5	1,274.9
Other asset-backed securities	195.9	0.7	0.6	18.0	34.0	249.2
Total fixed maturities	$3,992.2	$1,316.0	$6,469.9	$9,113.2	$1,367.5	$22,258.8
% of Fair Value	17.9%	5.9%	29.1%	41.0%	6.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $257.2 million from $554.2 million to $297.0 million for the three months ended March 31, 2016. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of March 31, 2016 and December 31, 2015, we held two and one fixed maturities, respectively, with unrealized capital losses in excess of $10.0 million. As of March 31, 2016 and December 31, 2015, the unrealized capital losses on these fixed maturities equaled $26.9 million, or 9.0% and $15.4 million, or 2.8%, respectively, of the total unrealized losses.

As of March 31, 2016, we had $2.3 billion of energy sector fixed maturity securities, constituting 9.7% of the total fixed maturities portfolio, with gross unrealized capital losses of $181.5 million, including two energy sector fixed maturity securities with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on these fixed maturity securities equaled $26.9 million. As of March 31, 2016, our fixed maturity exposure to the energy sector is comprised of 84.4% investment grade securities.

As of December 31, 2015, we held $2.4 billion of energy sector fixed maturity securities, constituting 10.8% of the total fixed maturities portfolio, with gross unrealized capital losses of $261.8 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10.0 million.  The unrealized capital loss on this fixed maturity security equaled $15.4 million. As of December 31, 2015, our fixed maturity exposure to the energy sector is comprised of 89.0% investment grade securities.

See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing. Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. Home prices have moved steadily higher, further supporting payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in recent years, appear to have stabilized at sustainable levels, when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $39.6 million, $36.2 million and $1.6 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $40.5 million, $37.1 million and $1.4 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of March 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $59.9 million, $44.6 million and $1.3 million, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $63.6 million, $46.8 million and $0.8 million, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014.  In 2015 and the first quarter of 2016, this trend has generally continued (certain months did post marginal increases), leaving delinquency measures at multi-year lows.  Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period.  In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS.  As a result, the new issuance market for CMBS slowed considerably during the quarter.  This dynamic, should it persist, is a risk for the overall performance health of the sectors and is being monitored closely for potential negative impacts. Spread performance in the first quarter of 2016 was volatile, reflecting the weak liquidity situation that evolved during the quarter.

For non-student loan consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of March 31, 2016, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $220.0 million, $214.4 million and $0.7 million, respectively. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $214.4 million, $209.9 million and $0.5 million, respectively.

As of March 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables and automobile receivables, comprising 71.6% and 6.6%, respectively, of total Other ABS, excluding subprime exposure. There was no nonconsolidated collateralized loan obligations ("CLOs") related to Other ABS. As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables and automobile receivables, comprising 73.7% and 1.7%, respectively, of total Other ABS, excluding subprime exposure. There were no nonconsolidated collateralized loan obligations related to Other ABS.

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

As of March 31, 2016 and December 31, 2015, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 and 2.2 times and a weighted average LTV ratio of 60.8% and 60.6%, respectively. See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three months ended March 31, 2016, we recorded $0.4 million of credit related OTTI of which the primary contributor was $0.1 million of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. During the three months ended March 31, 2016, we recorded $6.9 million of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits, either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The United States and European Union continue to maintain sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine. We remain comfortable with our aggregate Russian exposure of $73.2 million, given its relatively small allocation in our total investment portfolio.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of March 31, 2016:

Selected Countries Fixed Maturities and Equity Securities
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$80.6	(1)	$80.6	(1)	$72.8
Italy	—	—	109.2		109.2		105.5
Spain	—	—	38.7		38.7		34.7
Total Peripheral Europe	$—	$—	$228.5		$228.5		$213.0
(1) Includes $0.6 million derivative assets.

We did not have any exposure to Greece or Portugal. Among the remaining $3.0 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2016, our sovereign exposure was $120.3 million, which consisted of fixed maturities. We also had $385.0 million in net exposure to non-peripheral financial institutions with a concentration in France of $59.4 million, The Netherlands of $47.0 million, Switzerland of $94.2 million and the United Kingdom of $153.7 million. The balance of $2.5 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1,273.4 million, we had significant non-peripheral European total country exposures in The Netherlands of $351.3 million, in Belgium of $211.5 million, in France of $162.3 million, in Germany of $291.2 million and in Switzerland of $324.7 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of March 31, 2016, we had an outstanding receivable of $12.0 million and no outstanding payable. As of December 31, 2015, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 54.8% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2016 and December 31, 2015, VRIAC had securities lending collateral assets of $221.3 million and $182.9 million, respectively, which, for both periods, represents approximately 0.2% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2016 and 2015, VRIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2015, VRIAC did not pay a dividend or return of capital on its common stock to its Parent.

On March 31, 2016, VFP paid a $20.0 million dividend to VRIAC, its parent.

On May 3, 2016, VRIAC declared an ordinary dividend in the amount of $274.0 million, payable on or after May 23, 2016.

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

Ratings actions affirmation and outlook changes by S&P, Fitch, Moody's and A.M. Best from December 31, 2015 through March 31, 2016 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On April 8, 2016, Fitch affirmed Voya's senior debt rating at 'BBB' and junior subordinated debt rating at 'BB+'. The financial strength ratings of the U.S. operating entities, including VRIAC, were also affirmed at "A". The rating outlook for all ratings is Stable.

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

In addition, we have entered into a reinsurance agreement, accounted for under the deposit method, that contains an embedded derivative, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives within the reinsurance agreements are reported in Other liabilities on the Condensed Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

The Company has obligations for the return of non-cash collateral under a recent amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on the Company’s Condensed Consolidated Balance Sheets. For information regarding obligations under this new program, see the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. Except for this item, there have been no material changes to our off-balance sheet arrangements since the filing of our Annual Report on Form 10-K.

Legislative and Regulatory Developments

In April 2016, the Department of Labor ("DOL") issued a final rule that will broaden the definition of "fiduciary" for purposes of the Employment Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. As a consequence, certain business activities in which we and our affiliates currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard when the rule begins to apply in April 2017. Where we and our affiliates are deemed to act in a fiduciary capacity, we and our affiliates will in certain cases need to modify our sales and compensation practices. While it is too early to predict what impact this rule will have on us, we expect the impact on most of our businesses to be relatively limited, with more substantial impact expected in our retail annuities and wealth management businesses conducted by our affiliates. See “Risk Factors-Changes to federal regulations could adversely affect our distribution model by restricting our ability, and our distributors’ ability, to provide customers with advice.” If the rule does slow IRA rollover activities, there may be a corresponding increase, or reduced outflow, in the level of assets kept in plans for which we act as recordkeeper.

Item 4.     Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks and uncertainties, please see "Risk Factors" in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Annual Report on Form 10-K") filed with the SEC. In addition, please see "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in Part I, Item 2. of this Quarterly Report on Form 10-Q.

The following should be read in conjunction with and supplements and amends the risk factors described in our Annual Report on Form 10-K.

Changes to federal regulations could adversely affect our distribution model by restricting our ability, and our distributors’ ability, to provide customers with advice.

In April 2016, the DOL issued a final rule that will broaden the definition of "fiduciary" for purposes of ERISA and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. As a consequence, certain business activities in which we and our affiliates currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard when the rule begins to apply in April 2017. Where we and our affiliates are deemed to act in a fiduciary capacity, we and our affiliates will in certain cases need to either modify our sales and compensation practices or find an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" (“BIC”) intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. While this exemption will enable us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable” - there are practical difficulties with relying on the exemption that we believe will limit its utility in certain markets, particularly for distributors of our retirement plan products who are not able to rely on the exemption because they do not do business through regulated financial institutions.

In addition, the proposed rule may make it easier for the DOL in enforcement actions, and for plaintiffs' attorneys in litigation, to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide.

Item 6.    Exhibits

See Exhibit Index on page 71 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2016			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neill
Francis G. O'Neill
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Voya Retirement Insurance and Annuity Company ("VRIAC")

Exhibit Index
Exhibit Number	Description of Exhibit
10.1+	Reciprocal Loan Agreement, effective April 1, 2016, between VRIAC and Voya Financial, Inc.
10.2+	Amended and Restated Services Agreement, made as of April 1, 2015, between VRIAC, the affiliated insurance companies and certain other affiliated companies specified in Exhibit B of the Agreement.
31.1+	Certificate of Francis G. O'Neill pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Francis G. O'Neill pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

