Form 10-Q
period 2016-06-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2016-08-11
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to

Commission File Number: 033-23376

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 8, 2016, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended June 30, 2016

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 033-23376) (the "Annual Report on Form 10-K") and "Risk Factors," in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 033-23376).

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
Condensed Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,108.3 as of 2016 and $20,747.1 as of 2015)	$22,876.2	$21,211.6
Fixed maturities, at fair value using the fair value option	974.3	798.0
Equity securities, available-for-sale, at fair value (cost of $68.0 as of 2016 and $116.7 as of 2015)	83.9	131.3
Mortgage loans on real estate, net of valuation allowance of $1.0 as of 2016 and $1.2 as of 2015	4,029.1	3,729.1
Policy loans	222.7	229.8
Limited partnerships/corporations	319.4	298.5
Derivatives	658.1	450.3
Securities pledged (amortized cost of $571.4 as of 2016 and $252.3 as of 2015)	680.4	249.2
Total investments	29,844.1	27,097.8
Cash and cash equivalents	769.5	661.1
Short-term investments under securities loan agreements, including collateral delivered	391.1	241.5
Accrued investment income	296.7	295.3
Reinsurance recoverable	1,780.1	1,838.8
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	875.5	1,244.7
Notes receivable from affiliate	175.0	175.0
Current income tax recoverable	16.7	10.5
Due from affiliates	54.4	56.0
Property and equipment	69.5	71.3
Other assets	158.8	167.0
Assets held in separate accounts	60,028.8	58,910.6
Total assets	$94,460.2	$90,769.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$28,484.9	$27,068.0
Payable for securities purchased	100.2	52.5
Payables under securities loan agreements, including collateral held	757.2	541.3
Long-term debt	4.9	4.9
Due to affiliates	79.5	132.2
Derivatives	261.5	115.1
Deferred income taxes	476.5	133.0
Other liabilities	488.3	443.0
Liabilities related to separate accounts	60,028.8	58,910.6
Total liabilities	90,681.8	87,400.6

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2016 and 2015; $50 par value per share)	2.8	2.8
Additional paid-in capital	2,998.0	3,272.6
Accumulated other comprehensive income (loss)	1,019.0	386.8
Retained earnings (deficit)	(241.4)	(293.2)
Total shareholder's equity	3,778.4	3,369.0
Total liabilities and shareholder's equity	$94,460.2	$90,769.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net investment income	$372.7	$340.2	$729.2	$691.7
Fee income	180.1	198.3	353.3	390.5
Premiums	124.1	12.3	492.0	36.1
Broker-dealer commission revenue	43.9	59.7	87.6	119.5
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.0)	(2.4)	(8.3)	(3.5)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.1	—	0.1	0.8
Net other-than-temporary impairments recognized in earnings	(1.1)	(2.4)	(8.4)	(4.3)
Other net realized capital gains (losses)	(63.1)	(62.6)	(113.4)	(91.2)
Total net realized capital gains (losses)	(64.2)	(65.0)	(121.8)	(95.5)
Other revenue	0.9	2.8	(0.2)	0.8
Total revenues	657.5	548.3	1,540.1	1,143.1
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	374.7	166.7	986.0	404.1
Operating expenses	198.4	192.8	401.5	382.2
Broker-dealer commission expense	43.9	59.7	87.6	119.5
Net amortization of Deferred policy acquisition costs and Value of business acquired	(1.2)	29.6	(3.2)	52.1
Total benefits and expenses	615.8	448.8	1,471.9	957.9
Income (loss) before income taxes	41.7	99.5	68.2	185.2
Income tax expense (benefit)	10.4	25.5	16.4	49.2
Net income (loss)	$31.3	$74.0	$51.8	$136.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$31.3	$74.0	$51.8	$136.0
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	447.4	(580.9)	964.9	(374.4)
Other-than-temporary impairments	0.4	0.5	0.8	1.7
Pension and other postretirement benefits liability	(0.5)	(0.5)	(1.1)	(1.1)
Other comprehensive income (loss), before tax	447.3	(580.9)	964.6	(373.8)
Income tax expense (benefit) related to items of other comprehensive income (loss)	154.4	(200.8)	332.4	(129.0)
Other comprehensive income (loss), after tax	292.9	(380.1)	632.2	(244.8)
Comprehensive income (loss)	$324.2	$(306.1)	$684.0	$(108.8)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2016	$2.8	$3,272.6	$386.8	$(293.2)	$3,369.0
Comprehensive income (loss):
Net income (loss)	—	—	—	51.8	51.8
Other comprehensive income (loss), after tax	—	—	632.2	—	632.2
Total comprehensive income (loss)					684.0
Dividends paid and distributions of capital	—	(274.0)	—	—	(274.0)
Employee related benefits	—	(0.6)	—	—	(0.6)
Balance as of June 30, 2016	$2.8	$2,998.0	$1,019.0	$(241.4)	$3,778.4

Balance as of January 1, 2015	$2.8	$3,583.9	$841.5	$(466.4)	$3,961.8
Comprehensive income (loss):
Net income (loss)	—	—	—	136.0	136.0
Other comprehensive income (loss), after tax	—	—	(244.8)	—	(244.8)
Total comprehensive income (loss)					(108.8)
Dividends paid and distributions of capital	—	(231.0)	—	—	(231.0)
Employee related benefits	—	9.5	—	—	9.5
Balance as of June 30, 2015	$2.8	$3,362.4	$596.7	$(330.4)	$3,631.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$962.7	$468.6
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,678.5	1,356.1
Equity securities, available-for-sale	49.3	17.4
Mortgage loans on real estate	228.2	157.8
Limited partnerships/corporations	25.5	20.6
Acquisition of:
Fixed maturities	(2,548.5)	(1,878.8)
Equity securities, available-for-sale	—	(17.7)
Mortgage loans on real estate	(528.0)	(375.7)
Limited partnerships/corporations	(51.2)	(48.8)
Derivatives, net	(4.9)	(16.4)
Policy loans, net	7.1	6.4
Short-term investments, net	—	240.0
Collateral received (delivered), net	66.3	(35.3)
Net cash used in investing activities	(1,077.7)	(574.4)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,740.8	1,434.5
Maturities and withdrawals from investment contracts	(1,216.0)	(1,157.7)
Settlements on deposit contracts	(27.5)	(33.8)
Excess tax benefits on share-based compensation	0.1	0.6
Dividends paid and distributions of capital	(274.0)	(231.0)
Net cash provided by financing activities	223.4	12.6
Net increase (decrease) in cash and cash equivalents	108.4	(93.2)
Cash and cash equivalents, beginning of period	661.1	481.2
Cash and cash equivalents, end of period	$769.5	$388.0

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2016, and its results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and its changes in shareholder's equity and statements of cash flows for the six months ended June 30, 2016 and 2015, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2015 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using a modified retrospective approach. The adoption had no effect on the Company's financial condition or results of operations, but impacted disclosures only. Investments in limited partnerships previously accounted for as VOEs became VIEs under the new guidance as the limited partners do not hold substantive kick-out rights or participating rights. See Variable Interest Entities ("VIEs") section of the Investments Note to these Condensed Consolidated Financial Statements for additional information.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which:

•	Introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments,

•	Modifies the impairment model for available-for-sale debt securities, and

•	Provides a simplified accounting model for purchased financial assets with credit deterioration since their origination.

The provisions of ASU 2016-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. Initial adoption of ASU 2016-13 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-13.

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

Financial Instruments - Recognition and Measurement
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

The provisions of ASU 2016-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted for certain provisions. Initial adoption of ASU 2016-01 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-01.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

During 2016, the FASB issued the following amendments to clarify the provisions and implementation guidance of ASU 2014-09:

•	ASU 2016-08, “Principal versus Agent Considerations”

•	ASU 2016-10, “Identifying Performance Obligations and Licensing”

•	ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients”

In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which is January 1, 2017. Initial adoption of ASU 2014-09 is required to be reported using either a retrospective or modified retrospective approach. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09 and its amendments.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$644.8	$173.4	$—	$—	$818.2	$—
U.S. Government agencies and authorities	4.0	0.2	—	—	4.2	—
State, municipalities and political subdivisions	702.1	64.5	0.3	—	766.3	—
U.S. corporate public securities	9,393.1	897.9	40.0	—	10,251.0	1.3
U.S. corporate private securities	2,439.0	176.2	31.5	—	2,583.7	—
Foreign corporate public securities and foreign governments(1)	2,754.2	186.9	54.9	—	2,886.2	—
Foreign corporate private securities(1)	2,690.0	191.4	6.6	—	2,874.8	—

Residential mortgage-backed securities:
Agency	2,178.1	121.7	3.1	13.0	2,309.7	—
Non-Agency	299.6	50.6	2.8	10.7	358.1	5.9
Total Residential mortgage-backed securities	2,477.7	172.3	5.9	23.7	2,667.8	5.9
Commercial mortgage-backed securities	1,282.3	118.7	0.1	—	1,400.9	6.7
Other asset-backed securities	266.8	12.3	1.3	—	277.8	2.2

Total fixed maturities, including securities pledged	22,654.0	1,993.8	140.6	23.7	24,530.9	16.1
Less: Securities pledged	571.4	113.7	4.7	—	680.4	—
Total fixed maturities	22,082.6	1,880.1	135.9	23.7	23,850.5	16.1
Equity securities	68.0	15.9	—	—	83.9	—
Total fixed maturities and equity securities investments	$22,150.6	$1,896.0	$135.9	$23.7	$23,934.4	$16.1
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$672.2	$680.6
After one year through five years	4,757.0	5,055.6
After five years through ten years	6,106.3	6,494.4
After ten years	7,091.7	7,953.8
Mortgage-backed securities	3,760.0	4,068.7
Other asset-backed securities	266.8	277.8
Fixed maturities, including securities pledged	$22,654.0	$24,530.9

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2016 and December 31, 2015, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's condensed consolidated Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2016
Communications	$1,209.9	$133.3	$5.1	$1,338.1
Financial	2,598.5	230.3	3.2	2,825.6
Industrial and other companies	8,153.5	643.3	31.9	8,764.9
Energy	2,177.1	118.0	83.7	2,211.4
Utilities	2,232.1	248.0	4.8	2,475.3
Transportation	570.5	51.5	1.8	620.2
Total	$16,941.6	$1,424.4	$130.5	$18,235.5

December 31, 2015
Communications	$1,218.8	$67.1	$28.6	$1,257.3
Financial	2,651.5	146.8	13.1	2,785.2
Industrial and other companies	7,778.2	267.7	180.7	7,865.2
Energy	2,655.2	26.1	261.8	2,419.5
Utilities	2,150.7	122.1	21.8	2,251.0
Transportation	560.6	14.0	13.8	560.8
Total	$17,015.0	$643.8	$519.8	$17,139.0

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
The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2016 and December 31, 2015, approximately 60.5% and 63.8%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2016 and December 31, 2015, the fair value of loaned securities was $474.9 and $178.9, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2016 and December 31, 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $205.3 and $185.9, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, liabilities to return collateral of $205.3 and $185.9, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2016 the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $286.4. As of December 31, 2015, the Company did not retain any securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	June 30, 2016 (1)	December 31, 2015
U.S. Treasuries	$171.3	$—
U.S. corporate public securities	187.7	111.7
Foreign corporate public securities and foreign governments	132.7	74.2
Payables under securities loan agreements	$491.7	$185.9
(1) Borrowings under securities lending transactions include both cash and non-cash collateral of $205.3 and $286.4, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $319.4 and $0.4 as of June 30, 2016 and December 31, 2015, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2016:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$—	$—		$—	$—	$—	$—
State, municipalities and political subdivisions	1.1	—	*	—	—		5.3	0.3	6.4	0.3
U.S. corporate public securities	75.7	1.4		108.6	4.2		440.3	34.4	624.6	40.0
U.S. corporate private securities	26.4	0.3		14.1	0.5		132.4	30.7	172.9	31.5
Foreign corporate public securities and foreign governments	13.0	0.6		46.6	2.7		299.5	51.6	359.1	54.9
Foreign corporate private securities	0.4	—	*	37.9	3.4		50.6	3.2	88.9	6.6
Residential mortgage-backed	226.4	1.8		16.5	1.3		53.0	2.8	295.9	5.9
Commercial mortgage-backed	13.1	—	*	17.3	0.1		—	—	30.4	0.1
Other asset-backed	1.3	—	*	11.2	—	*	12.9	1.3	25.4	1.3
Total	$357.4	$4.1		$252.2	$12.2		$994.0	$124.3	$1,603.6	$140.6
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
*Less than $0.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 88.9% and 81.9% of the average book value as of June 30, 2016 and December 31, 2015, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2016
Six months or less below amortized cost	$789.6	$8.7	$38.3	$2.2	157	12
More than six months and twelve months or less below amortized cost	187.1	210.5	7.5	59.5	53	15
More than twelve months below amortized cost	519.0	29.3	22.2	10.9	154	3
Total	$1,495.7	$248.5	$68.0	$72.6	364	30

December 31, 2015
Six months or less below amortized cost	$3,980.3	$747.5	$141.7	$211.4	762	104
More than six months and twelve months or less below amortized cost	3,001.4	27.6	156.6	13.4	485	2
More than twelve months below amortized cost	382.5	17.3	26.9	4.2	144	2
Total	$7,364.2	$792.4	$325.2	$229.0	1,391	108

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses			Number of Securities
	< 20%	> 20%	< 20%	> 20%		< 20%	> 20%
June 30, 2016
U.S. Treasuries	$—	$—	$—	$—		—	—
State, municipalities and political subdivisions	6.7	—	0.3	—		3	—
U.S. corporate public securities	611.9	52.7	26.3	13.7		132	5
U.S. corporate private securities	138.0	66.4	9.5	22.0		15	2
Foreign corporate public securities and foreign governments	294.0	120.0	20.4	34.5		72	11
Foreign corporate private securities	89.0	6.5	4.9	1.7		15	4
Residential mortgage-backed	301.0	0.8	5.7	0.2		111	5
Commercial mortgage-backed	30.4	0.1	0.1	—	*	5	1
Other asset-backed	24.7	2.0	0.8	0.5		11	2
Total	$1,495.7	$248.5	$68.0	$72.6		364	30

December 31, 2015
U.S. Treasuries	$69.7	$—	$0.3	$—		14	—
State, municipalities and political subdivisions	349.5	—	7.9	—		117	—
U.S. corporate public securities	3,565.2	373.5	153.5	103.3		651	58
U.S. corporate private securities	791.0	90.9	34.6	27.8		87	4
Foreign corporate public securities and foreign governments	1,211.9	291.1	63.6	87.9		254	40
Foreign corporate private securities	807.3	35.1	53.9	9.6		85	5
Residential mortgage-backed	294.1	—	6.9	—		130	—
Commercial mortgage-backed	239.2	—	3.5	—		38	—
Other asset-backed	36.3	1.8	1.0	0.4		15	1
Total	$7,364.2	$792.4	$325.2	$229.0		1,391	108
*Less than $0.1

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the six months ended June 30, 2016, and for the year ended December 31, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of June 30, 2016 and December 31, 2015, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	June 30, 2016			December 31, 2015
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4.7	$4,025.4	$4,030.1	$10.7	$3,719.6	$3,730.3
Collective valuation allowance for losses	N/A	(1.0)	(1.0)	N/A	(1.2)	(1.2)
Total net commercial mortgage loans	$4.7	$4,024.4	$4,029.1	$10.7	$3,718.4	$3,729.1
N/A- Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2016 and 2015.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2016	December 31, 2015
Collective valuation allowance for losses, balance at January 1	$1.2	$1.1
Addition to (reduction of) allowance for losses	(0.2)	0.1
Collective valuation allowance for losses, end of period	$1.0	$1.2

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2016	December 31, 2015
Impaired loans without allowances for losses	$4.7	$10.7
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4.7	$10.7
Unpaid principal balance of impaired loans	$6.2	$12.2

The following table presents information on restructured loans as of the dates indicated:

	June 30, 2016	December 31, 2015
Troubled debt restructured loans	$—	$5.9

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2016 and December 31, 2015.

There were no loans 30 days or less in arrears, with respect to principal and interest as of June 30, 2016. There were two loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2015, with a total amortized cost of $1.0.

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

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended June 30,
	2016	2015
Impaired loans, average investment during the period (amortized cost)(1)	$4.7	$20.7
Interest income recognized on impaired loans, on an accrual basis(1)	0.1	0.3
Interest income recognized on impaired loans, on a cash basis(1)	0.1	0.3
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.2
(1)Includes amounts for Troubled debt restructured loans.
	Six Months Ended June 30,
	2016	2015
Impaired loans, average investment during the period (amortized cost)(1)	$7.7	$26.5
Interest income recognized on impaired loans, on an accrual basis(1)	0.2	0.7
Interest income recognized on impaired loans, on a cash basis(1)	0.2	0.8
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.5
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

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2016 (1)	December 31, 2015 (1)
Loan-to-Value Ratio:
0% - 50%	$363.3	$395.1
>50% - 60%	1,045.1	969.4
>60% - 70%	2,381.9	2,158.2
>70% - 80%	237.4	204.8
>80% and above	2.4	2.8
Total Commercial mortgage loans	$4,030.1	$3,730.3
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2016 (1)	December 31, 2015 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,259.5	$2,957.7
>1.25x - 1.5x	564.3	494.5
>1.0x - 1.25x	166.0	208.6
Less than 1.0x	25.8	38.6
Commercial mortgage loans secured by land or construction loans	14.5	30.9
Total Commercial mortgage loans	$4,030.1	$3,730.3
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2016 (1)		December 31, 2015 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$931.8	23.1%	$867.5	23.3%
South Atlantic	912.6	22.7%	857.3	23.0%
Middle Atlantic	674.3	16.7%	556.1	14.9%
West South Central	407.9	10.1%	414.8	11.1%
Mountain	315.7	7.9%	304.1	8.2%
East North Central	428.3	10.6%	380.8	10.2%
New England	74.9	1.9%	81.4	2.2%
West North Central	222.9	5.5%	208.6	5.6%
East South Central	61.7	1.5%	59.7	1.5%
Total Commercial mortgage loans	$4,030.1	100.0%	$3,730.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	June 30, 2016 (1)		December 31, 2015 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,301.4	32.3%	$1,330.8	35.7%
Industrial	887.6	22.0%	741.3	19.9%
Apartments	735.4	18.2%	630.4	16.9%
Office	671.4	16.7%	586.3	15.7%
Hotel/Motel	174.7	4.3%	177.6	4.7%
Mixed Use	50.5	1.3%	47.1	1.3%
Other	209.1	5.2%	216.8	5.8%
Total Commercial mortgage loans	$4,030.1	100.0%	$3,730.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2016 (1)	December 31, 2015 (1)
Year of Origination:
2016	$513.6	$—
2015	739.8	745.3
2014	556.1	558.0
2013	697.1	709.2
2012	704.6	748.2
2011	466.8	553.2
2010 and prior	352.1	416.4
Total Commercial mortgage loans	$4,030.1	$3,730.3
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2016		2015
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$—	—	$—	—
Foreign corporate public securities and foreign governments(1)	0.4	1	1.8	2
Foreign corporate private securities(1)	0.1	1	0.5	1
Residential mortgage-backed	0.6	13	0.1	16
Total	$1.1	15	$2.4	19
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2016		2015
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$0.1	1	$—	—
Foreign corporate public securities and foreign governments(1)	7.3	2	2.3	2
Foreign corporate private securities(1)	0.1	1	0.5	1
Residential mortgage-backed	0.9	19	1.5	23
Total	$8.4	23	$4.3	26
(1) Primarily U.S. dollar denominated.

The above tables include $0.6 and $1.0 of write-downs related to credit impairments for the three and six months ended June 30, 2016, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.5 and $7.4 in write-downs for the three and six months ended June 30, 2016, respectively, are related to intent impairments.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2016		2015
	Impairment	No. of Securities	Impairment		No. of Securities
Foreign corporate public securities and foreign governments(1)	$—	—	$0.2		1
Residential mortgage-backed	0.5	1	—	*	1
Total	$0.5	1	$0.2		2
(1) Primarily U.S. dollar denominated.
*Less than $0.1
	Six Months Ended June 30,
	2016		2015
	Impairment	No. of Securities	Impairment		No. of Securities
Foreign corporate public securities and foreign governments(1)	$6.9	1	$0.7		1
Residential mortgage-backed	0.5	2	0.5		3
Total	$7.4	3	$1.2		4
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2016	2015
Balance at April 1	$19.1	$21.8
Additional credit impairments:
On securities previously impaired	0.2	—
Reductions:
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	0.6	0.4
Balance at June 30	$18.7	$21.4

	Six Months Ended June 30,
	2016	2015
Balance at January 1	$19.3	$22.4
Additional credit impairments:
On securities previously impaired	0.5	0.8
Reductions:
Increase in cash flows	0.1	0.1
Securities sold, matured, prepaid or paid down	1.0	1.7
Balance at June 30	$18.7	$21.4

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed maturities	$327.2	$300.8	$651.2	$606.2
Equity securities, available-for-sale	1.4	(0.1)	3.0	1.5
Mortgage loans on real estate	51.6	42.7	94.6	88.2
Policy loans	3.0	3.3	6.0	6.5
Short-term investments and cash equivalents	0.5	0.2	0.9	0.4
Other	4.8	7.0	3.4	15.3
Gross investment income	388.5	353.9	759.1	718.1
Less: Investment expenses	15.8	13.7	29.9	26.4
Net investment income	$372.7	$340.2	$729.2	$691.7

As of June 30, 2016 and December 31, 2015, the Company had $0.5 and $1.1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$(6.4)	$(7.6)	$(47.6)	$(10.4)
Fixed maturities, at fair value option	(24.6)	(38.5)	(41.9)	(52.4)
Equity securities, available-for-sale	—	(0.3)	—	(0.3)
Derivatives	12.2	(73.5)	75.1	(41.7)
Embedded derivative - fixed maturities	(0.6)	(2.5)	0.3	(2.7)
Guaranteed benefit derivatives	(45.1)	57.5	(107.9)	12.0
Other investments	0.3	(0.1)	0.2	—
Net realized capital gains (losses)	$(64.2)	$(65.0)	$(121.8)	$(95.5)
After-tax net realized capital gains (losses)	$(41.7)	$(42.3)	$(79.1)	$(62.1)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds on sales	$441.5	$474.0	$1,134.2	$636.5
Gross gains	10.9	6.3	14.8	7.8
Gross losses	23.2	11.8	61.0	15.5

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company also used futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of fixed index annuity ("FIA") contracts. During the first quarter of 2016, the Company moved to a static hedging strategy for its FIA contracts and replaced futures contracts with equity options.

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

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and equity market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with the legal right of offset.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$160.3	$43.7	$—	$285.3	$60.1	$—
Foreign exchange contracts	51.2	7.0	—	51.2	10.7	—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	25,421.6	594.1	251.7	25,309.1	362.3	104.0
Foreign exchange contracts	145.4	8.6	9.5	144.6	13.9	10.7
Equity contracts	92.5	2.1	—	15.9	—	0.1
Credit contracts	407.5	2.6	0.3	407.5	3.3	0.3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	23.7	—	N/A	23.4	—
Within products	N/A	—	288.9	N/A	—	184.1
Within reinsurance agreements	N/A	—	0.8	N/A	—	(71.6)
Managed custody guarantees	N/A	—	4.3	N/A	—	0.3
Total		$681.8	$555.5		$473.7	$227.9
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2016 and December 31, 2015. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	June 30, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$407.5	$2.6	$0.3
Equity contracts	92.5	2.1	—
Foreign exchange contracts	196.6	15.6	9.5
Interest rate contracts	22,925.1	637.8	251.3
		658.1	261.1
Counterparty netting(1)		(210.2)	(210.2)
Cash collateral netting(1)		(407.0)	(41.4)
Securities collateral netting(1)		(12.0)	(7.7)
Net receivables/payables		$28.9	$1.8
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2016, the Company held $90.8 and $275.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, the Company held $120.3 and $179.5 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2016, the Company delivered $205.5 of securities and held $12.0 securities as collateral. As of December 31, 2015, the Company delivered $70.3 of securities and held $11.1 of securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$0.3	$0.3	$0.4
Foreign exchange contracts	0.1	0.1	0.3	0.2
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	12.9	(74.5)	77.4	(45.0)
Foreign exchange contracts	(1.5)	0.3	(3.7)	1.4
Equity contracts	0.1	0.1	(0.3)	0.7
Credit contracts	0.5	0.2	1.1	0.6
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(0.6)	(2.5)	0.3	(2.7)
Within products(2)	(43.6)	56.6	(104.0)	11.9
Within reinsurance agreements(3)	(33.0)	46.1	(72.3)	32.0
Managed custody guarantees(2)	(1.5)	0.9	(3.9)	0.1
Total	$(66.5)	$27.6	$(104.8)	$(0.4)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2016 and 2015, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of June 30, 2016, the fair values of credit default swaps of $2.6 and $0.3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2015, the fair values of credit default swaps of $3.3 and $0.3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, the maximum potential future exposure to the Company was $384.0 in credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$751.7	$66.5	$—	$818.2
U.S. Government agencies and authorities	—	4.2	—	4.2
State, municipalities and political subdivisions	—	766.3	—	766.3
U.S. corporate public securities	—	10,230.3	20.7	10,251.0
U.S. corporate private securities	—	2,162.2	421.5	2,583.7
Foreign corporate public securities and foreign governments(1)	—	2,886.1	0.1	2,886.2
Foreign corporate private securities (1)	—	2,706.9	167.9	2,874.8
Residential mortgage-backed securities	—	2,642.4	25.4	2,667.8
Commercial mortgage-backed securities	—	1,391.7	9.2	1,400.9
Other asset-backed securities	—	238.4	39.4	277.8
Total fixed maturities, including securities pledged	751.7	23,095.0	684.2	24,530.9
Equity securities, available-for-sale	35.1	—	48.8	83.9
Derivatives:
Interest rate contracts	0.1	637.7	—	637.8
Foreign exchange contracts	—	15.6	—	15.6
Equity contracts	—	2.1	—	2.1
Credit contracts	—	2.6	—	2.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,160.6	—	—	1,160.6
Assets held in separate accounts	55,210.0	4,815.4	3.4	60,028.8
Total assets	$57,157.5	$28,568.4	$736.4	$86,462.3
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$21.2	$21.2
Stabilizer and MCGs	—	—	272.0	272.0
Other derivatives:
Interest rate contracts	0.3	251.4	—	251.7
Foreign exchange contracts	—	9.5	—	9.5
Equity contracts	—	—	—	—
Credit contracts	—	0.3	—	0.3
Embedded derivative on reinsurance	—	0.8	—	0.8
Total liabilities	$0.3	$262.0	$293.2	$555.5
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2016 and 2015. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2016
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$1.7	$(0.1)	$0.4	$—	$—	$(0.7)	$—	$19.4	$—	$20.7	$—
U.S. Corporate private securities	393.5	(0.1)	5.9	37.0	—	—	(20.8)	6.0	—	421.5	—
Foreign corporate public securities and foreign governments(1)	0.5	(0.4)	—	—	—	—	—	—	—	0.1	(0.4)
Foreign corporate private securities(1)	179.6	(1.7)	5.9	—	—	(14.6)	(4.1)	2.8	—	167.9	(0.1)
Residential mortgage-backed securities	26.9	(1.5)	—	—	—	—	—	—	—	25.4	(1.5)
Commercial mortgage-backed securities	0.1	—	0.1	—	—	—	(1.1)	10.2	(0.1)	9.2	—
Other asset-backed securities	12.6	—	0.2	26.9	—	—	(0.3)	—	—	39.4	—
Total fixed maturities, including securities pledged	614.9	(3.8)	12.5	63.9	—	(15.3)	(26.3)	38.4	(0.1)	684.2	(2.0)
Equity securities, available-for-sale	48.2	—	0.6	—	—	—	—	—	—	48.8	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(226.0)	(44.8)	—	—	(1.2)	—	—	—	—	(272.0)	—
FIA(2)	(21.7)	(0.3)	—	—	0.1	—	0.7	—	—	(21.2)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	1.2	—	—	—	—	—	—	3.4	(1.2)	3.4	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$2.3	$(0.1)	$0.9	$—	$—	$(0.7)	$(0.5)	$18.8	$—	$20.7	$—
U.S. Corporate private securities	396.4	(0.1)	14.2	43.1	—	(17.5)	(52.2)	44.2	(6.6)	421.5	(0.1)
Foreign corporate public securities and foreign governments(1)	0.5	(0.4)	—	—	—	—	—	—	—	0.1	(0.4)
Foreign corporate private securities(1)	158.1	—	6.9	—	—	(0.1)	(13.9)	19.6	(2.7)	167.9	—
Residential mortgage-backed securities	28.2	(2.8)	—	—	—	—	—	—	—	25.4	(2.8)
Commercial mortgage-backed securities	12.6	—	0.1	—	—	—	(2.5)	—	(1.0)	9.2	—
Other asset-backed securities	13.1	—	—	26.9	—	—	(0.6)	—	—	39.4	—
Total fixed maturities, including securities pledged	611.2	(3.4)	22.1	70.0	—	(18.3)	(69.7)	82.6	(10.3)	684.2	(3.3)
Equity securities, available-for-sale	47.5	—	1.3	—	—	—	—	—	—	48.8	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(161.3)	(108.4)	—	—	(2.3)	—	—	—	—	(272.0)	—
FIA(2)	(23.1)	0.5	—	—	0.2	—	1.2	—	—	(21.2)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	4.0	—	—	—	—	—	—	3.4	(4.0)	3.4	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2015
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$18.3	$—	$—	$—	$—	$—	$—	$—	$(6.2)	$12.1	$—
U.S. Corporate private securities	368.2	—	(7.8)	26.3	—	—	(17.3)	—	—	369.4	—
Foreign corporate public securities and foreign governments(1)	1.2	(1.7)	0.1	—	—	—	(0.2)	3.6	(1.3)	1.7	(1.7)
Foreign corporate private securities(1)	181.2	(0.5)	(1.9)	—	—	—	(15.1)	3.3	—	167.0	(0.5)
Residential mortgage-backed securities	23.0	(0.9)	(0.6)	—	—	—	—	—	—	21.5	(0.9)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	2.1	—	—	12.4	—	—	(0.1)	—	(0.6)	13.8	—
Total fixed maturities, including securities pledged	594.0	(3.1)	(10.2)	38.7	—	—	(32.7)	6.9	(8.1)	585.5	(3.1)
Equity securities, available-for-sale	38.0	—	(1.0)	—	—	—	—	—	—	37.0	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(148.1)	57.3	—	—	(1.2)	—	—	—	—	(92.0)	—
FIA(2)	(27.5)	0.2	—	—	—	—	0.1	—	—	(27.2)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1.5	—	—	—	—	—	—	—	—	1.5	—
Assets held in separate accounts(5)	0.7	—	—	—	—	—	—	—	(0.7)	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$19.3	$—	$(0.1)	$—	$—	$—	$(0.8)	$—	$(6.3)	$12.1	$—
U.S. Corporate private securities	355.5	(0.1)	(5.3)	73.4	—	—	(54.1)	—	—	369.4	(0.1)
Foreign corporate public securities and foreign governments(1)	—	(1.7)	(0.1)	—	—	—	(0.9)	4.4	—	1.7	(1.7)
Foreign corporate private securities(1)	165.7	(0.3)	(0.4)	1.7	—	—	(19.1)	19.4	—	167.0	(0.5)
Residential mortgage-backed securities	17.3	(1.5)	(0.9)	—	—	—	—	6.6	—	21.5	(1.5)
Commercial mortgage-backed securities	19.0	—	—	—	—	—	—	—	(19.0)	—	—
Other asset-backed securities	2.4	—	(0.1)	12.4	—	—	(0.1)	—	(0.8)	13.8	—
Total fixed maturities, including securities pledged	579.2	(3.6)	(6.9)	87.5	—	—	(75.0)	30.4	(26.1)	585.5	(3.8)
Equity securities, available-for-sale	36.6	—	0.4	—	—	—	—	—	—	37.0	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(102.9)	13.2	—	—	(2.3)	—	—	—	—	(92.0)	—
FIA(2)	(26.3)	(1.2)	—	—	—	—	0.3	—	—	(27.2)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	1.5	—	—	—	—	—	—	—	—	1.5	—
Assets held in separate accounts(5)	2.4	—	—	—	—	—	—	—	(2.4)	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2016 and 2015, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2016:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 7.6%
Nonperformance risk	0.26% to 1.9%		0.26% to 1.9%
Actuarial Assumptions:
Partial Withdrawals	0.4% to 3.2%		—
Lapses	0% to 45%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$24,530.9	$24,530.9	$22,258.8	$22,258.8
Equity securities, available-for-sale	83.9	83.9	131.3	131.3
Mortgage loans on real estate	4,029.1	4,172.9	3,729.1	3,881.1
Policy loans	222.7	222.7	229.8	229.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,160.6	1,160.6	902.6	902.5
Derivatives	658.1	658.1	450.3	450.3
Notes receivable from affiliate	175.0	224.0	175.0	208.4
Assets held in separate accounts	60,028.8	60,028.8	58,910.6	58,910.6
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	23,861.4	29,089.4	22,979.4	27,612.3
Supplementary contracts, immediate annuities and other	403.2	488.7	411.8	479.2
Deposit liabilities	190.7	288.1	194.8	194.8
Derivatives:
Guaranteed benefit derivatives:
FIA	21.2	21.2	23.1	23.1
Stabilizer and MCGs	272.0	272.0	161.3	161.3
Other derivatives	261.5	261.5	115.1	115.1
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivatives on reinsurance	0.8	0.8	(71.6)	(71.6)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2016
	DAC	VOBA	Total
Balance as of January 1, 2016	$520.4	$708.7	$1,229.1
Deferrals of commissions and expenses	37.3	2.8	40.1
Amortization:
Amortization	(24.2)	(18.6)	(42.8)
Interest accrued(1)	18.8	27.2	46.0
Net amortization included in the Condensed Consolidated Statements of Operations	(5.4)	8.6	3.2
Change due to unrealized capital gains/losses on available-for-sale securities	(164.5)	(247.5)	(412.0)
Balance as of June 30, 2016	$387.8	$472.6	$860.4

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$396.5	$526.8	$923.3
Deferrals of commissions and expenses	36.6	2.9	39.5
Amortization:
Amortization	(50.3)	(48.4)	(98.7)
Interest accrued(1)	18.1	28.5	46.6
Net amortization included in the Condensed Consolidated Statements of Operations	(32.2)	(19.9)	(52.1)
Change due to unrealized capital gains/losses on available-for-sale securities	59.2	121.0	180.2
Balance as of June 30, 2015	$460.1	$630.8	$1,090.9
(1) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2015 and 2016.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	June 30,
	2016	2015
Fixed maturities, net of OTTI	$1,853.2	$967.0
Equity securities, available-for-sale	15.9	14.7
Derivatives	215.3	201.0
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(608.7)	(372.0)
Premium deficiency reserve adjustment	(112.0)	(94.8)
Unrealized capital gains (losses), before tax	1,363.7	715.9
Deferred income tax asset (liability)	(350.9)	(126.9)
Unrealized capital gains (losses), after tax	1,012.8	589.0
Pension and other postretirement benefits liability, net of tax	6.2	7.7
AOCI	$1,019.0	$596.7

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2016
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$659.9		$(228.6)		$431.3
Equity securities	0.7		(0.2)		0.5
Other	(0.1)		—	*	(0.1)
OTTI	0.4		(0.2)		0.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	6.4		(2.3)		4.1
DAC/VOBA and Sales inducements	(190.5)		66.7		(123.8)
Premium deficiency reserve adjustment	(27.3)		9.5		(17.8)
Change in unrealized gains/losses on available-for-sale securities	449.5		(155.1)		294.4

Derivatives:
Derivatives	2.8	(1)	(1.0)		1.8
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4.5)		1.5		(3.0)
Change in unrealized gains/losses on derivatives	(1.7)		0.5		(1.2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.5)		0.2		(0.3)
Change in pension and other postretirement benefits liability	(0.5)		0.2		(0.3)
Change in Other comprehensive income (loss)	$447.3		$(154.4)		$292.9
* Less than $0.1.
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,366.9		$(473.1)	$893.8
Equity securities	1.2		(0.4)	0.8
Other	—		—	—
OTTI	0.8		(0.3)	0.5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	47.6		(16.7)	30.9
DAC/VOBA and Sales inducements	(412.3)	(1)	144.3	(268.0)
Premium deficiency reserve adjustment	(45.5)		15.9	(29.6)
Change in unrealized gains/losses on available-for-sale securities	958.7		(330.3)	628.4

Derivatives:
Derivatives	15.7	(2)	(5.5)	10.2
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(8.7)		3.0	(5.7)
Change in unrealized gains/losses on derivatives	7.0		(2.5)	4.5

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1.1)		0.4	(0.7)
Change in pension and other postretirement benefits liability	(1.1)		0.4	(0.7)
Change in Other comprehensive income (loss)	$964.6		$(332.4)	$632.2
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rates for the three and six months ended June 30, 2016 were 24.8% and 24.0%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2016 primarily due to the effect of the dividends received deduction ("DRD").

The Company's effective tax rates for the three and six months ended June 30, 2015 were 25.6% and 26.6%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2015 primarily due to the effect of the DRD.

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

Under this agreement, the Company did not incur interest expense for the three and six months ended June 30, 2016 and 2015. The Company earned $0.2 and $0.4 in interest income for the three and six months ended June 30, 2016, respectively and earned $0.5 and $0.7 in interest income for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

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

As of June 30, 2016 and December 31, 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $162.6 and $221.0, respectively, and purchase limited partnerships and private placement investments of $540.2 and $330.4, respectively.

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

	June 30, 2016	December 31, 2015
Other fixed maturities-state deposits	$13.6	$13.5
Securities pledged(1)	680.4	249.2
Total restricted assets	$694.0	$262.7
(1) Includes the fair value of loaned securities of $474.9 and $178.9 as of June 30, 2016 and December 31, 2015, respectively. In addition, as of June 30, 2016 and December 31, 2015, the Company delivered securities as collateral of $205.5 and $70.3, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2016, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

10.    Related Party Transactions

Operating Agreements

For the three and six months ended June 30, 2016, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K were $138.8 and $274.1, respectively. For the three and six months ended June 30, 2015, revenues with affiliated entities related to the aforementioned operating agreements were $169.4 and $335.7, respectively. For the three and six months ended June 30, 2016, expenses with affiliated entities related to the aforementioned operating agreements disclosed were $195.6 and $391.3, respectively. For the three and six months ended June 30, 2015, expenses with affiliated entities related to the aforementioned operating agreements disclosed were $206.6 and $410.2, respectively.

Reinsurance Agreements

The Company has entered into reinsurance agreements that were accounted for under the deposit method with two of its affiliates. As of June 30, 2016 and December 31, 2015, the Company had deposit assets of $89.2 and $91.0, respectively, and deposit liabilities of $190.7 and $194.8, respectively, related to these agreements. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. For further information on these reinsurance agreements, see the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

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

The following discussion and analysis presents a review of our results of operations for the three and six months ended June 30, 2016 and 2015 and financial condition as of June 30, 2016 and December 31, 2015. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report on Form 10-K").

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

Income Taxes

Our effective tax rates for the three and six months ended June 30, 2016 were 24.8% and 24.0%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2016 primarily due to the effect of the dividends received deduction ("DRD").

Our effective tax rates for the three and six months ended June 30, 2015 were 25.6% and 26.6%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2015 primarily due to the effect of the DRD.

Results of Operations

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net investment income	$372.7	$340.2	$729.2	$691.7
Fee income	180.1	198.3	353.3	390.5
Premiums	124.1	12.3	492.0	36.1
Broker-dealer commission revenue	43.9	59.7	87.6	119.5
Net realized capital gains (losses):
Total other-than-temporary impairments	(1.0)	(2.4)	(8.3)	(3.5)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.1	—	0.1	0.8
Net other-than-temporary impairments recognized in earnings	(1.1)	(2.4)	(8.4)	(4.3)
Other net realized capital gains (losses)	(63.1)	(62.6)	(113.4)	(91.2)
Total net realized capital gains (losses)	(64.2)	(65.0)	(121.8)	(95.5)
Other revenue	0.9	2.8	(0.2)	0.8
Total revenues	657.5	548.3	1,540.1	1,143.1
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	374.7	166.7	986.0	404.1
Operating expenses	198.4	192.8	401.5	382.2
Broker-dealer commission expense	43.9	59.7	87.6	119.5
Net amortization of Deferred policy acquisition costs and Value of business acquired	(1.2)	29.6	(3.2)	52.1
Total benefits and expenses	615.8	448.8	1,471.9	957.9
Income (loss) before income taxes	41.7	99.5	68.2	185.2
Income tax expense (benefit)	10.4	25.5	16.4	49.2
Net income (loss)	$31.3	$74.0	$51.8	$136.0

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Our Net income (loss) for the three months ended June 30, 2016 decreased by $42.7 million from $74.0 million to $31.3 million primarily due to higher Interest credited and other benefits to contract owner/policyholders, lower Fee income and higher Operating expenses, partially offset by higher Premiums, higher Net investment income, a favorable change in Net amortization of DAC and VOBA and lower Income tax expense.

Revenues

Total revenues increased $109.2 million from $548.3 million to $657.5 million primarily due to higher Premiums and Net investment income, partially offset by lower Fee income.

Net investment income increased $32.5 million from $340.2 million to $372.7 million primarily due to growth in the general account assets driven by positive net flows, including participants’ transfers from variable investment options into fixed investment options, and higher prepayment fee income. These increases were partially offset by lower alternative investment income and lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $18.2 million from $198.3 million to $180.1 million primarily due to lower retirement plan fees resulting from a shift in the business mix, participants’ transfers from variable investment options into fixed investment options and the cumulative impact of equity market performance on the separate account and institutional mutual fund assets under management (“AUM”), lower management fee revenue and lower advisory fees.

Premiums increased $111.8 million from $12.3 million to $124.1 million primarily due to pension risk transfer contracts, which corresponds to higher Interest credited and other benefits to contract owners/policyholders below.

Total net realized capital losses decreased $0.8 million from $65.0 million to $64.2 million primarily due to unfavorable changes in the fair value of embedded derivatives on product guarantees (from a gain of $57.5 million in the prior period to a loss of $45.1 million in the current period). This unfavorable change was mostly offset by favorable changes in the fair value of derivatives and fixed maturities using the fair value option. The changes in the fair value of embedded derivatives on product guarantees, derivatives and fixed maturities using the fair value option were primarily the result of interest rate movements and the impact of nonperformance risk in the current period compared to the prior period.

Benefits and Expenses

Total benefits and expenses increased $167.0 million from $448.8 million to $615.8 million primarily due to higher Interest credited and other benefits to contract owners/policyholders and operating expenses, partially offset by a favorable change in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders increased $208.0 million from $166.7 million to $374.7 million primarily due to the increase in reserves associated with the pension risk transfer contracts, an unfavorable change in the fair value of the embedded derivative on reinsurance and higher interest credited primarily due to an increase in general account liabilities, which corresponds to the increase in general account assets.

Operating expenses increased $5.6 million from $192.8 million to $198.4 million primarily due to higher information technology and employee-related expenses, partially offset by lower mutual fund expenses.

Net amortization of DAC and VOBA decreased $30.8 million from an expense of $29.6 million to benefit of $1.2 million primarily due to lower amortization related to a change in the embedded derivative associated with a reinsurance agreement and higher favorable unlocking resulting from higher prepayment fee income and higher separate account performance compared to the prior period.

Income Taxes

Income tax expense decreased $15.1 million from $25.5 million to $10.4 million primarily due to a decrease in income before income taxes.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Our Net income (loss) for the six months ended June 30, 2016 decreased by $84.2 million from $136.0 million to $51.8 million primarily due to higher Interest credited and other benefits to contract owner account balances/policyholders, lower Fee income, higher Total net realized capital losses, and higher operating expenses, partially offset by higher Premiums, a favorable change in Net amortization of DAC and VOBA, higher Net investment income and lower Income tax expense.

Revenues

Total revenues increased $397.0 million from $1,143.1 million to $1,540.1 million primarily due to higher Premiums and Net investment income, partially offset by higher Total net realized capital losses and lower Fee income.

Net investment income increased $37.5 million from $691.7 million to $729.2 million primarily due to growth in the general account assets driven by positive net flows, including participants’ transfers from variable investment options into fixed investment options, and an increase in prepayment fee income. The increases were partially offset by lower alternative investment income and lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $37.2 million from $390.5 million to $353.3 million primarily due to lower retirement plan fees resulting from the shift in the business mix, the cumulative impact of equity market performance on the separate account and institutional mutual fund assets under management, participants' transfers from variable investment options into fixed investment options, lower management fee revenue and lower advisory fees.

Premiums increased $455.9 million from $36.1 million to $492.0 million primarily due to pension risk transfer contracts, which corresponds to higher Interest credited and other benefits to contract owners/policyholders below.

Total net realized capital losses increased $26.3 million from $95.5 million to $121.8 million primarily due to unfavorable changes in the fair value of embedded derivatives on product guarantees (from a gain of $12.0 million in the prior period to a loss of $107.9 million in the current period) and realized losses on the sale of available-for-sale fixed maturities, including securities pledged. These unfavorable changes were partially offset by favorable changes in the fair value of derivatives and fixed maturities using the fair value option. The net changes in the embedded derivatives on product guarantees, derivatives and fair value of fixed maturities using the fair value option were primarily the result of interest rate movements and the impact of nonperformance risk in the current period compared to the prior period.

Benefits and Expenses

Total benefits and expenses increased $514.0 million from $957.9 million to $1,471.9 million primarily due to higher Interest credited and other benefits to contract owners/policyholders and operating expenses, partially offset by a favorable change in Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders increased $581.9 million from $404.1 million to $986.0 million primarily due to the increase in reserves associated with the pension risk transfer contracts, an unfavorable change in the fair value of the embedded derivative on reinsurance and higher interest credited primarily due to an increase in general account liabilities, which corresponds to the increase in general account assets.

Operating expenses increased $19.3 million from $382.2 million to $401.5 million primarily due to higher information technology, employee-related, and distribution expenses, partially offset by lower mutual fund expenses.

Net amortization of DAC and VOBA decreased $55.3 million from an expense of $52.1 million to a benefit of $3.2 million primarily due to lower amortization as a result of a change in the embedded derivative associated with a reinsurance agreement and lower gross profits in the current period, and higher favorable unlocking in the current year compared to the prior period due to anticipated contract terminations in the prior period.

Income Taxes

Income tax expense decreased $32.8 million from $49.2 million to $16.4 million primarily due to a decrease in income before income taxes.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	June 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$22,876.2	76.6%	$21,211.6	78.3%
Fixed maturities, at fair value using the fair value option	974.3	3.3%	798.0	2.9%
Equity securities, available-for-sale	83.9	0.3%	131.3	0.5%
Mortgage loans on real estate	4,029.1	13.5%	3,729.1	13.8%
Policy loans	222.7	0.7%	229.8	0.8%
Limited partnerships/corporations	319.4	1.1%	298.5	1.1%
Derivatives	658.1	2.2%	450.3	1.7%
Securities pledged	680.4	2.3%	249.2	0.9%
Total investments	$29,844.1	100.0%	$27,097.8	100.0%

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

($ in millions)	June 30, 2016
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$644.8	2.8%	$818.2	3.4%
U.S. Government agencies and authorities	4.0	—%	4.2	—%
State, municipalities, and political subdivisions	702.1	3.1%	766.3	3.1%
U.S. corporate public securities	9,393.1	41.5%	10,251.0	41.8%
U.S. corporate private securities	2,439.0	10.8%	2,583.7	10.5%
Foreign corporate public securities and foreign governments(1)	2,754.2	12.1%	2,886.2	11.8%
Foreign corporate private securities(1)	2,690.0	11.9%	2,874.8	11.7%
Residential mortgage-backed securities	2,477.7	10.9%	2,667.8	10.9%
Commercial mortgage-backed securities	1,282.3	5.7%	1,400.9	5.7%
Other asset-backed securities	266.8	1.2%	277.8	1.1%
Total fixed maturities, including securities pledged	$22,654.0	100.0%	$24,530.9	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$616.6	2.8%	$721.4	3.2%
U.S. Government agencies and authorities	4.3	—%	4.3	—%
State, municipalities, and political subdivisions	589.9	2.7%	595.8	2.7%
U.S. corporate public securities	9,472.4	43.5%	9,600.5	43.2%
U.S. corporate private securities	2,336.0	10.7%	2,359.9	10.6%
Foreign corporate public securities and foreign governments(1)	2,868.7	13.2%	2,812.2	12.6%
Foreign corporate private securities(1)	2,678.8	12.3%	2,711.4	12.2%
Residential mortgage-backed securities	1,761.1	8.1%	1,929.2	8.7%
Commercial mortgage-backed securities	1,228.9	5.6%	1,274.9	5.7%
Other asset-backed securities	240.7	1.1%	249.2	1.1%
Total fixed maturities, including securities pledged	$21,797.4	100.0%	$22,258.8	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2016, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$818.2	$—	$—	$—	$—	$—	$818.2
U.S. Government agencies and authorities	4.2	—	—	—	—	—	4.2
State, municipalities and political subdivisions	732.6	33.2	0.5	—	—	—	766.3
U.S. corporate public securities	5,141.7	4,512.4	470.1	120.6	3.6	2.6	10,251.0
U.S. corporate private securities	1,301.7	1,135.7	108.9	33.5	2.5	1.4	2,583.7
Foreign corporate public securities and foreign governments(1)	1,386.6	1,203.0	218.8	77.7	—	0.1	2,886.2
Foreign corporate private securities(1)	375.6	2,296.0	194.3	1.9	4.3	2.7	2,874.8
Residential mortgage-backed securities	2,566.3	34.4	1.2	—	6.4	59.5	2,667.8
Commercial mortgage-backed securities	1,400.9	—	—	—	—	—	1,400.9
Other asset-backed securities	246.9	27.2	0.3	2.0	—	1.4	277.8
Total fixed maturities	$13,974.7	$9,241.9	$994.1	$235.7	$16.8	$67.7	$24,530.9
% of Fair Value	57.0%	37.7%	4.0%	1.0%	—%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$721.4	$—	$—	$—	$—	$—	$721.4
U.S. Government agencies and authorities	4.3	—	—	—	—	—	4.3
State, municipalities and political subdivisions	578.0	17.3	0.5	—	—	—	595.8
U.S. corporate public securities	4,514.9	4,516.8	491.4	74.4	—	3.0	9,600.5
U.S. corporate private securities	1,205.7	1,062.5	76.9	14.8	—	—	2,359.9
Foreign corporate public securities and foreign governments(1)	1,362.2	1,182.5	254.8	10.8	1.4	0.5	2,812.2
Foreign corporate private securities(1)	343.3	2,246.1	114.9	6.5	—	0.6	2,711.4
Residential mortgage-backed securities	1,861.5	4.7	1.2	0.1	6.9	54.8	1,929.2
Commercial mortgage-backed securities	1,270.7	4.1	0.1	—	—	—	1,274.9
Other asset-backed securities	238.8	7.9	—	2.1	—	0.4	249.2
Total fixed maturities	$12,100.8	$9,041.9	$939.8	$108.7	$8.3	$59.3	$22,258.8
% of Fair Value	54.4%	40.6%	4.2%	0.5%	—%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	June 30, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$818.2	$—	$—	$—	$—	$818.2
U.S. Government agencies and authorities	4.2	—	—	—	—	4.2
State, municipalities and political subdivisions	80.0	489.8	162.8	33.2	0.5	766.3
U.S. corporate public securities	96.7	642.3	4,389.1	4,517.1	605.8	10,251.0
U.S. corporate private securities	57.7	115.9	1,049.2	1,214.1	146.8	2,583.7
Foreign corporate public securities and foreign governments(1)	33.5	311.7	1,041.8	1,202.6	296.6	2,886.2
Foreign corporate private securities(1)	—	6.5	436.7	2,316.7	114.9	2,874.8
Residential mortgage-backed securities	2,315.4	0.7	1.7	20.2	329.8	2,667.8
Commercial mortgage-backed securities	1,230.4	3.3	61.2	10.1	95.9	1,400.9
Other asset-backed securities	204.9	1.9	0.8	38.0	32.2	277.8
Total fixed maturities	$4,841.0	$1,572.1	$7,143.3	$9,352.0	$1,622.5	$24,530.9
% of Fair Value	19.8%	6.4%	29.1%	38.1%	6.6%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$721.4	$—	$—	$—	$—	$721.4
U.S. Government agencies and authorities	4.3	—	—	—	—	4.3
State, municipalities and political subdivisions	68.9	377.7	131.4	17.3	0.5	595.8
U.S. corporate public securities	112.9	481.1	3,906.7	4,522.4	577.4	9,600.5
U.S. corporate private securities	83.6	93.8	971.4	1,139.7	71.4	2,359.9
Foreign corporate public securities and foreign governments(1)	30.6	347.9	984.3	1,181.9	267.5	2,812.2
Foreign corporate private securities(1)	—	6.5	417.1	2,200.7	87.1	2,711.4
Residential mortgage-backed securities	1,694.1	6.3	1.7	24.0	203.1	1,929.2
Commercial mortgage-backed securities	1,080.5	2.0	56.7	9.2	126.5	1,274.9
Other asset-backed securities	195.9	0.7	0.6	18.0	34.0	249.2
Total fixed maturities	$3,992.2	$1,316.0	$6,469.9	$9,113.2	$1,367.5	$22,258.8
% of Fair Value	17.9%	5.9%	29.1%	41.0%	6.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $413.6 million from $554.2 million to $140.6 million for the six months ended June 30, 2016. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of June 30, 2016 and December 31, 2015, we held one fixed maturity with unrealized capital losses in excess of $10.0 million. As of June 30, 2016 and December 31, 2015, the unrealized capital losses on this fixed maturity equaled $15.7 million, or 11.2% and $15.4 million, or 2.8%, respectively, of the total unrealized losses.

As of June 30, 2016, we had $2.2 billion of energy sector fixed maturity securities, constituting 9.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $83.7 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity security equaled $15.7 million. As of June 30, 2016, our fixed maturity exposure to the energy sector is comprised of 82.3% investment grade securities.

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

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing. Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. Home prices have moved steadily higher, further supporting payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, appear to have stabilized at sustainable levels, when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $38.2 million, $34.8 million and $1.5 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $40.5 million, $37.1 million and $1.4 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of June 30, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $55.9 million, $40.9 million and $1.2 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $63.6 million, $46.8 million and $0.8 million, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014.  In 2015 and the first half of 2016, this trend has generally continued (certain months did post marginal increases), leaving delinquency measures close to multi-year lows.  Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period.  In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS.  As a result, the new issuance market for CMBS slowed considerably during the first half of this year .  This dynamic, should it persist, is a risk for the overall performance health of the sectors and is being monitored closely for potential negative impacts. Spread performance in the first half of 2016 was volatile, although signs of increased liquidity and more general stability in credit spreads was observed over the course of the second quarter.

For non-student loan consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of June 30, 2016, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $245.0 million, $237.9 million and $0.5 million, respectively. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $214.4 million, $209.9 million and $0.5 million, respectively.

As of June 30, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLOs") and automobile receivables, comprising 64.6%, 3.0% and 5.4%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables and automobile receivables, comprising 73.7% and 1.7%, respectively, of total Other ABS, excluding subprime exposure. There were no nonconsolidated collateralized loan obligations related to Other ABS.

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

As of June 30, 2016 and December 31, 2015, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.2% and 60.6%, respectively. See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three and six months ended June 30, 2016, we recorded $0.6 million and $1.0 million, respectively, of credit related OTTI of which the primary contributor was $0.2 million and $0.4 million , respectively, of write-downs recorded in the RMBS sector on securities collateralized by Alt-A and Non-Agency residential mortgages. During the three and six months ended June 30, 2016, we recorded $0.5 million and $7.4 million, respectively, of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits, either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The United States and European Union continue to maintain sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine. We remain comfortable with our aggregate Russian exposure of $74.8 million, given its relatively small allocation in our total investment portfolio.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of June 30, 2016:

Selected Countries Fixed Maturities and Equity Securities
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$81.0	(1)	$81.0	(1)	$72.7
Italy	—	—	103.7		103.7		95.5
Spain	—	—	39.8		39.8		34.7
Total Peripheral Europe	$—	$—	$224.5		$224.5		$202.9
(1) Includes $0.6 million derivative assets.

We did not have any exposure to Greece or Portugal. Among the remaining $3.0 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2016, our sovereign exposure was $122.6 million, which consisted of fixed maturities. We also had $382.7 million in net exposure to non-peripheral financial institutions with a concentration in France of $58.7 million, The Netherlands of $42.2 million, Switzerland of $108.0 million and the United Kingdom of $155.4 million. The balance of $2.5 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1,281.5 million, we had significant non-peripheral European total country exposures in The Netherlands of $359.7 million, in Belgium of $215.2 million, in France of $161.5 million, in Germany of $328.5 million and in Switzerland of $341.7 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of June 30, 2016 and December 31, 2015, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 55.8% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2016 and December 31, 2015, VRIAC had securities lending collateral assets of $193.2 million and $182.9 million, respectively, which, for both periods, represents approximately 0.2% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2016 and 2015, VRIAC did not receive any capital contributions from its Parent.

On May 3, 2016, VRIAC declared an ordinary dividend in the amount of $274.0 million, which was paid to its Parent on May 23, 2016. During the six months ended June 30, 2015, VRIAC paid an ordinary dividend in the amount of $231.0 million to its Parent.

On March 22, 2016, VFP declared a $20.0 million dividend which was paid to VRIAC on March 31, 2016; and on June 22, 2016, VFP declared a $20.0 million dividend which was paid to VRIAC on June 28, 2016. During the six months ended June 30, 2015, VFP did not pay any dividends to VRIAC.

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

Ratings actions affirmation and outlook changes by S&P, Fitch, Moody's and A.M. Best from December 31, 2015 through June 30, 2016 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On June 29, 2016, S&P affirmed Voya Financial, Inc.'s long-term issuer credit and senior debt ratings at "BBB" and its junior subordinated debt rating at 'BB+'. The financial strength ratings of the U.S. operating entities, including VRIAC, were also affirmed at "A". The rating outlook for all ratings is Stable.

•
On April 8, 2016, Fitch affirmed Voya's long-term issuer credit rating at 'BBB+', its senior debt rating at 'BBB' and its junior subordinated debt rating at 'BB+'. The financial strength ratings of the U.S. operating entities, including VRIAC, were also affirmed at "A". The rating outlook for all ratings is Stable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and "Risk Factors" in Part II, Item I A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. In addition, please see "Management’s Narrative Analysis of the Results of Operations and Financial Condition" herein and in the Annual Report on Form 10-K.

Item 6.    Exhibits

See Exhibit Index on page 76 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2016			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neill
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

