Form 10-Q
period 2016-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2016-11-09
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 7, 2016, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2016

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
Condensed Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,969.3 as of 2016 and $20,747.1 as of 2015)	$23,808.8	$21,211.6
Fixed maturities, at fair value using the fair value option	965.9	798.0
Equity securities, available-for-sale, at fair value (cost of $67.8 as of 2016 and $116.7 as of 2015)	84.4	131.3
Mortgage loans on real estate, net of valuation allowance of $1.1 as of 2016 and $1.2 as of 2015	4,109.3	3,729.1
Policy loans	221.8	229.8
Limited partnerships/corporations	331.8	298.5
Derivatives	594.9	450.3
Securities pledged (amortized cost of $605.8 as of 2016 and $252.3 as of 2015)	738.6	249.2
Total investments	30,855.5	27,097.8
Cash and cash equivalents	429.1	661.1
Short-term investments under securities loan agreements, including collateral delivered	419.2	241.5
Accrued investment income	317.1	295.3
Reinsurance recoverable	1,680.7	1,838.8
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	739.5	1,244.7
Notes receivable from affiliate	175.0	175.0
Current income tax recoverable	6.2	10.5
Due from affiliates	56.1	56.0
Property and equipment	68.6	71.3
Other assets	148.0	167.0
Assets held in separate accounts	61,647.2	58,910.6
Total assets	$96,542.2	$90,769.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$28,964.4	$27,068.0
Payable for securities purchased	147.4	52.5
Payables under securities loan agreements, including collateral held	748.9	541.3
Long-term debt	4.9	4.9
Due to affiliates	78.3	132.2
Derivatives	235.7	115.1
Deferred income taxes	454.6	133.0
Other liabilities	472.0	443.0
Liabilities related to separate accounts	61,647.2	58,910.6
Total liabilities	92,753.4	87,400.6

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2016 and 2015; $50 par value per share)	2.8	2.8
Additional paid-in capital	2,998.2	3,272.6
Accumulated other comprehensive income (loss)	1,040.3	386.8
Retained earnings (deficit)	(252.5)	(293.2)
Total shareholder's equity	3,788.8	3,369.0
Total liabilities and shareholder's equity	$96,542.2	$90,769.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net investment income	$380.7	$353.0	$1,109.9	$1,044.7
Fee income	186.0	189.2	539.3	579.7
Premiums	73.3	556.0	565.3	592.1
Broker-dealer commission revenue	44.5	56.0	132.1	175.5
Net realized capital gains (losses):
Total other-than-temporary impairments	(4.3)	(21.9)	(12.6)	(25.4)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	0.3	0.1	1.1
Net other-than-temporary impairments recognized in earnings	(4.3)	(22.2)	(12.7)	(26.5)
Other net realized capital gains (losses)	(50.0)	(68.4)	(163.4)	(159.6)
Total net realized capital gains (losses)	(54.3)	(90.6)	(176.1)	(186.1)
Other revenue	(0.5)	0.4	(0.7)	1.2
Total revenues	629.7	1,064.0	2,169.8	2,207.1
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	292.7	759.0	1,278.7	1,163.1
Operating expenses	205.3	197.2	606.8	579.4
Broker-dealer commission expense	44.5	56.0	132.1	175.5
Net amortization of Deferred policy acquisition costs and Value of business acquired	119.5	64.0	116.3	116.1
Interest expense	—	0.1	—	0.1
Total benefits and expenses	662.0	1,076.3	2,133.9	2,034.2
Income (loss) before income taxes	(32.3)	(12.3)	35.9	172.9
Income tax expense (benefit)	(21.2)	(6.4)	(4.8)	42.8
Net income (loss)	$(11.1)	$(5.9)	$40.7	$130.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(11.1)	$(5.9)	$40.7	$130.1
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	37.5	(44.9)	1,002.4	(419.3)
Other-than-temporary impairments	0.4	0.6	1.2	2.3
Pension and other postretirement benefits liability	(0.5)	(0.6)	(1.6)	(1.7)
Other comprehensive income (loss), before tax	37.4	(44.9)	1,002.0	(418.7)
Income tax expense (benefit) related to items of other comprehensive income (loss)	16.1	(15.4)	348.5	(144.4)
Other comprehensive income (loss), after tax	21.3	(29.5)	653.5	(274.3)
Comprehensive income (loss)	$10.2	$(35.4)	$694.2	$(144.2)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2016	$2.8	$3,272.6	$386.8	$(293.2)	$3,369.0
Comprehensive income (loss):
Net income (loss)	—	—	—	40.7	40.7
Other comprehensive income (loss), after tax	—	—	653.5	—	653.5
Total comprehensive income (loss)					694.2
Dividends paid and distributions of capital	—	(274.0)	—	—	(274.0)
Employee related benefits	—	(0.4)	—	—	(0.4)
Balance as of September 30, 2016	$2.8	$2,998.2	$1,040.3	$(252.5)	$3,788.8

Balance as of January 1, 2015	$2.8	$3,583.9	$841.5	$(466.4)	$3,961.8
Comprehensive income (loss):
Net income (loss)	—	—	—	130.1	130.1
Other comprehensive income (loss), after tax	—	—	(274.3)	—	(274.3)
Total comprehensive income (loss)					(144.2)
Dividends paid and distributions of capital	—	(231.0)	—	—	(231.0)
Employee related benefits	—	9.6	—	—	9.6
Balance as of September 30, 2015	$2.8	$3,362.5	$567.2	$(336.3)	$3,596.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$1,288.5	$1,312.4
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,401.7	2,413.2
Equity securities, available-for-sale	49.3	17.4
Mortgage loans on real estate	302.1	345.7
Limited partnerships/corporations	39.8	31.1
Acquisition of:
Fixed maturities	(4,149.7)	(3,685.6)
Equity securities, available-for-sale	—	(28.0)
Mortgage loans on real estate	(682.2)	(700.1)
Limited partnerships/corporations	(72.6)	(72.6)
Derivatives, net	5.2	(55.8)
Policy loans, net	8.0	5.5
Short-term investments, net	—	241.5
Collateral received (delivered), net	29.9	52.1
Net cash used in investing activities	(2,068.5)	(1,435.6)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,653.1	2,317.5
Maturities and withdrawals from investment contracts	(1,788.4)	(1,756.6)
Settlements on deposit contracts	(42.8)	(49.4)
Excess tax benefits on share-based compensation	0.1	0.7
Dividends paid and distributions of capital	(274.0)	(231.0)
Net cash provided by financing activities	548.0	281.2
Net (decrease) increase in cash and cash equivalents	(232.0)	158.0
Cash and cash equivalents, beginning of period	661.1	481.2
Cash and cash equivalents, end of period	$429.1	$639.2

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2016, and its results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and its changes in shareholder's equity and statements of cash flows for the nine months ended September 30, 2016 and 2015, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2015 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (ASC Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on eight specific cash flow issues.

The provisions of ASU 2016-15 are effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-15.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$625.4	$161.1	$0.1	$—	$786.4	$—
U.S. Government agencies and authorities	4.0	0.1	—	—	4.1	—
State, municipalities and political subdivisions	765.8	58.8	1.1	—	823.5	—
U.S. corporate public securities	9,493.0	947.5	24.3	—	10,416.2	1.3
U.S. corporate private securities	2,677.1	182.2	26.3	—	2,833.0	—
Foreign corporate public securities and foreign governments(1)	2,813.8	213.3	34.8	—	2,992.3	—
Foreign corporate private securities(1)	2,756.5	192.0	5.7	—	2,942.8	—

Residential mortgage-backed securities:
Agency	2,393.7	112.1	3.5	11.9	2,514.2	—
Non-Agency	329.5	54.7	2.4	10.2	392.0	5.5
Total Residential mortgage-backed securities	2,723.2	166.8	5.9	22.1	2,906.2	5.5
Commercial mortgage-backed securities	1,344.5	114.4	0.2	—	1,458.7	6.7
Other asset-backed securities	337.7	13.5	1.1	—	350.1	2.2

Total fixed maturities, including securities pledged	23,541.0	2,049.7	99.5	22.1	25,513.3	15.7
Less: Securities pledged	605.8	135.5	2.7	—	738.6	—
Total fixed maturities	22,935.2	1,914.2	96.8	22.1	24,774.7	15.7
Equity securities	67.8	16.6	—	—	84.4	—
Total fixed maturities and equity securities investments	$23,003.0	$1,930.8	$96.8	$22.1	$24,859.1	$15.7
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
(4) Amount excludes $255.4 of net unrealized gains on impaired available-for-sale securities.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$616.6	$105.1	$0.3	$—	$721.4	$—
U.S. Government agencies and authorities	4.3	—	—	—	4.3	—
State, municipalities and political subdivisions	589.9	13.8	7.9	—	595.8	—
U.S. corporate public securities	9,472.4	384.9	256.8	—	9,600.5	1.4
U.S. corporate private securities	2,336.0	86.3	62.4	—	2,359.9	—
Foreign corporate public securities and foreign governments(1)	2,868.7	95.0	151.5	—	2,812.2	—
Foreign corporate private securities(1)	2,678.8	96.1	63.5	—	2,711.4	—

Residential mortgage-backed securities:
Agency	1,579.5	105.3	4.8	12.8	1,692.8	—
Non-Agency	181.6	46.3	2.1	10.6	236.4	6.4
Total Residential mortgage-backed securities	1,761.1	151.6	6.9	23.4	1,929.2	6.4
Commercial mortgage-backed securities	1,228.9	49.5	3.5	—	1,274.9	6.7
Other asset-backed securities	240.7	9.9	1.4	—	249.2	2.4

Total fixed maturities, including securities pledged	21,797.4	992.2	554.2	23.4	22,258.8	16.9
Less: Securities pledged	252.3	16.0	19.1	—	249.2	—
Total fixed maturities	21,545.1	976.2	535.1	23.4	22,009.6	16.9
Equity securities	116.7	14.6	—	—	131.3	—
Total fixed maturities and equity securities investments	$21,661.8	$990.8	$535.1	$23.4	$22,140.9	$16.9
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $209.2 of net unrealized gains on impaired available-for-sale securities.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$734.5	$739.8
After one year through five years	4,776.4	5,088.4
After five years through ten years	6,271.9	6,675.0
After ten years	7,352.8	8,295.1
Mortgage-backed securities	4,067.7	4,364.9
Other asset-backed securities	337.7	350.1
Fixed maturities, including securities pledged	$23,541.0	$25,513.3

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2016 and December 31, 2015, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's condensed consolidated Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2016
Communications	$1,216.6	$143.1	$1.0	$1,358.7
Financial	2,740.5	243.1	2.6	2,981.0
Industrial and other companies	8,331.7	674.6	17.4	8,988.9
Energy	2,185.4	146.0	61.9	2,269.5
Utilities	2,328.6	243.7	5.3	2,567.0
Transportation	602.3	53.1	0.7	654.7
Total	$17,405.1	$1,503.6	$88.9	$18,819.8

December 31, 2015
Communications	$1,218.8	$67.1	$28.6	$1,257.3
Financial	2,651.5	146.8	13.1	2,785.2
Industrial and other companies	7,778.2	267.7	180.7	7,865.2
Energy	2,655.2	26.1	261.8	2,419.5
Utilities	2,150.7	122.1	21.8	2,251.0
Transportation	560.6	14.0	13.8	560.8
Total	$17,015.0	$643.8	$519.8	$17,139.0

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
The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2016 and December 31, 2015, approximately 58.5% and 63.8%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2016 and December 31, 2015, the fair value of loaned securities was $506.0 and $178.9, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2016 and December 31, 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $245.4 and $185.9, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, liabilities to return collateral of $245.4 and $185.9, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2016 the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $277.7. As of December 31, 2015, the Company did not retain any securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	September 30, 2016 (1)	December 31, 2015
U.S. Treasuries	$249.7	$—
U.S. corporate public securities	196.8	111.7
Foreign corporate public securities and foreign governments	76.6	74.2
Payables under securities loan agreements	$523.1	$185.9
(1) Borrowings under securities lending transactions include both cash and non-cash collateral of $245.4 and $277.7, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $331.8 and $0.4 as of September 30, 2016 and December 31, 2015, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2016:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$30.1	$0.1		$—	$—		$—	$—	$30.1	$0.1
State, municipalities and political subdivisions	43.6	0.8		—	—		5.2	0.3	48.8	1.1
U.S. corporate public securities	247.9	2.8		25.6	0.3		207.5	21.2	481.0	24.3
U.S. corporate private securities	101.9	2.2		—	—		139.2	24.1	241.1	26.3
Foreign corporate public securities and foreign governments	45.5	0.6		5.1	1.3		187.3	32.9	237.9	34.8
Foreign corporate private securities	81.8	1.8		10.1	0.3		51.5	3.6	143.4	5.7
Residential mortgage-backed	345.9	1.2		41.6	1.6		54.2	3.1	441.7	5.9
Commercial mortgage-backed	23.9	0.1		22.0	0.1		—	—	45.9	0.2
Other asset-backed	10.1	—	*	0.9	—	*	22.3	1.1	33.3	1.1
Total	$930.7	$9.6		$105.3	$3.6		$667.2	$86.3	$1,703.2	$99.5
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
*Less than $0.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 88.5% and 81.9% of the average book value as of September 30, 2016 and December 31, 2015, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2016
Six months or less below amortized cost	$1,123.0	$8.7	$26.8	$1.9	175	6
More than six months and twelve months or less below amortized cost	176.8	126.1	6.4	34.2	52	13
More than twelve months below amortized cost	326.4	41.7	15.9	14.3	122	4
Total	$1,626.2	$176.5	$49.1	$50.4	349	23

December 31, 2015
Six months or less below amortized cost	$3,980.3	$747.5	$141.7	$211.4	762	104
More than six months and twelve months or less below amortized cost	3,001.4	27.6	156.6	13.4	485	2
More than twelve months below amortized cost	382.5	17.3	26.9	4.2	144	2
Total	$7,364.2	$792.4	$325.2	$229.0	1,391	108

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
September 30, 2016
U.S. Treasuries	$30.2	$—		$0.1	$—		5	—
State, municipalities and political subdivisions	49.9	—		1.1	—		34	—
U.S. corporate public securities	464.7	40.6		14.0	10.3		87	4
U.S. corporate private securities	201.0	66.4		7.9	18.4		19	2
Foreign corporate public securities and foreign governments	205.7	67.0		13.8	21.0		45	9
Foreign corporate private securities	149.1	—	*	5.7	—	*	18	2
Residential mortgage-backed	446.9	0.7		5.7	0.2		124	4
Commercial mortgage-backed	46.0	0.1		0.1	0.1		6	1
Other asset-backed	32.7	1.7		0.7	0.4		11	1
Total	$1,626.2	$176.5		$49.1	$50.4		349	23

December 31, 2015
U.S. Treasuries	$69.7	$—		$0.3	$—		14	—
State, municipalities and political subdivisions	349.5	—		7.9	—		117	—
U.S. corporate public securities	3,565.2	373.5		153.5	103.3		651	58
U.S. corporate private securities	791.0	90.9		34.6	27.8		87	4
Foreign corporate public securities and foreign governments	1,211.9	291.1		63.6	87.9		254	40
Foreign corporate private securities	807.3	35.1		53.9	9.6		85	5
Residential mortgage-backed	294.1	—		6.9	—		130	—
Commercial mortgage-backed	239.2	—		3.5	—		38	—
Other asset-backed	36.3	1.8		1.0	0.4		15	1
Total	$7,364.2	$792.4		$325.2	$229.0		1,391	108
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the nine months ended September 30, 2016, and for the year ended December 31, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of September 30, 2016 and December 31, 2015, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2016			December 31, 2015
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4.6	$4,105.8	$4,110.4	$10.7	$3,719.6	$3,730.3
Collective valuation allowance for losses	N/A	(1.1)	(1.1)	N/A	(1.2)	(1.2)
Total net commercial mortgage loans	$4.6	$4,104.7	$4,109.3	$10.7	$3,718.4	$3,729.1
N/A- Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2016 and 2015.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2016	December 31, 2015
Collective valuation allowance for losses, balance at January 1	$1.2	$1.1
Addition to (reduction of) allowance for losses	(0.1)	0.1
Collective valuation allowance for losses, end of period	$1.1	$1.2

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2016	December 31, 2015
Impaired loans without allowances for losses	$4.6	$10.7
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4.6	$10.7
Unpaid principal balance of impaired loans	$6.1	$12.2

The following table presents information on restructured loans as of the dates indicated:

	September 30, 2016	December 31, 2015
Troubled debt restructured loans	$—	$5.9

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2016 and December 31, 2015.

There were no loans 30 days or less in arrears, with respect to principal and interest as of September 30, 2016. There were two loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2015, with a total amortized cost of $1.0.

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

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2016	2015
Impaired loans, average investment during the period (amortized cost)(1)	$4.7	$16.8
Interest income recognized on impaired loans, on an accrual basis(1)	0.1	0.2
Interest income recognized on impaired loans, on a cash basis(1)	0.1	0.3
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.2
(1)Includes amounts for Troubled debt restructured loans.
	Nine Months Ended September 30,
	2016	2015
Impaired loans, average investment during the period (amortized cost)(1)	$7.7	$22.6
Interest income recognized on impaired loans, on an accrual basis(1)	0.3	1.0
Interest income recognized on impaired loans, on a cash basis(1)	0.3	1.1
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.7
(1)Includes amounts for Troubled debt restructured loans.

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

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2016 (1)	December 31, 2015 (1)
Loan-to-Value Ratio:
0% - 50%	$350.4	$395.1
>50% - 60%	1,062.5	969.4
>60% - 70%	2,451.0	2,158.2
>70% - 80%	244.4	204.8
>80% and above	2.1	2.8
Total Commercial mortgage loans	$4,110.4	$3,730.3
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2016 (1)	December 31, 2015 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,328.8	$2,957.7
>1.25x - 1.5x	548.1	494.5
>1.0x - 1.25x	172.5	208.6
Less than 1.0x	42.2	38.6
Commercial mortgage loans secured by land or construction loans	18.8	30.9
Total Commercial mortgage loans	$4,110.4	$3,730.3
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2016 (1)		December 31, 2015 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$953.2	23.2%	$867.5	23.3%
South Atlantic	945.7	23.0%	857.3	23.0%
Middle Atlantic	660.4	16.1%	556.1	14.9%
West South Central	421.3	10.2%	414.8	11.1%
Mountain	325.3	7.9%	304.1	8.2%
East North Central	430.9	10.5%	380.8	10.2%
New England	81.7	2.0%	81.4	2.2%
West North Central	225.5	5.5%	208.6	5.6%
East South Central	66.4	1.6%	59.7	1.5%
Total Commercial mortgage loans	$4,110.4	100.0%	$3,730.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

	September 30, 2016 (1)		December 31, 2015 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,356.5	33.0%	$1,330.8	35.7%
Industrial	900.4	21.9%	741.3	19.9%
Apartments	763.2	18.6%	630.4	16.9%
Office	667.7	16.3%	586.3	15.7%
Hotel/Motel	169.2	4.1%	177.6	4.7%
Mixed Use	50.2	1.2%	47.1	1.3%
Other	203.2	4.9%	216.8	5.8%
Total Commercial mortgage loans	$4,110.4	100.0%	$3,730.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2016 (1)	December 31, 2015 (1)
Year of Origination:
2016	$662.0	$—
2015	731.0	745.3
2014	549.1	558.0
2013	691.2	709.2
2012	689.6	748.2
2011	450.9	553.2
2010 and prior	336.6	416.4
Total Commercial mortgage loans	$4,110.4	$3,730.3
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

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2016			2015
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$3.7		1	$1.5	1
Foreign corporate public securities and foreign governments(1)	—		—	20.0	6
Foreign corporate private securities(1)	0.6		1	—	—
Residential mortgage-backed	—	*	7	0.6	8
Other asset-backed	—		—	0.1	1
Total	$4.3		9	$22.2	16
(1) Primarily U.S. dollar denominated.
*Less than $0.1
	Nine Months Ended September 30,
	2016			2015
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$3.8		2	$1.5	1
Foreign corporate public securities and foreign governments(1)	7.3		2	22.3	7
Foreign corporate private securities(1)	0.7		2	0.5	1
Residential mortgage-backed	0.9		20	2.1	25
Other asset-backed	—		—	0.1	1
Total	$12.7		26	$26.5	35
(1) Primarily U.S. dollar denominated.

The above tables include $0.6 and $1.6 of write-downs related to credit impairments for the three and nine months ended September 30, 2016, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $3.7 and $11.1 in write-downs for the three and nine months ended September 30, 2016, respectively, are related to intent impairments.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2016		2015
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$3.7	1	$1.5	1
Foreign corporate public securities and foreign governments(1)	—	—	19.9	6
Residential mortgage-backed	—	—	0.6	3
Total	$3.7	1	$22.0	10
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2016		2015
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$3.7	1	$1.5	1
Foreign corporate public securities and foreign governments(1)	6.9	1	20.6	6
Residential mortgage-backed	0.5	2	1.1	5
Total	$11.1	4	$23.2	12
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2016	2015
Balance at July 1	$18.7	$21.4
Additional credit impairments:
On securities previously impaired	—	0.2
Reductions:
Increase in cash flows	1.3	0.1
Securities sold, matured, prepaid or paid down	4.3	0.8
Balance at September 30	$13.1	$20.7

	Nine Months Ended September 30,
	2016	2015
Balance at January 1	$19.3	$22.4
Additional credit impairments:
On securities previously impaired	0.5	1.0
Reductions:
Increase in cash flows	1.4	0.2
Securities sold, matured, prepaid or paid down	5.3	2.5
Balance at September 30	$13.1	$20.7

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturities	$335.0	$305.0	$986.2	$911.2
Equity securities, available-for-sale	1.1	2.0	4.1	3.5
Mortgage loans on real estate	49.5	51.2	144.1	139.4
Policy loans	3.0	3.1	9.0	9.6
Short-term investments and cash equivalents	0.1	0.1	1.0	0.5
Other	7.9	5.4	11.3	20.7
Gross investment income	396.6	366.8	1,155.7	1,084.9
Less: Investment expenses	15.9	13.8	45.8	40.2
Net investment income	$380.7	$353.0	$1,109.9	$1,044.7

As of September 30, 2016 and December 31, 2015, the Company had $3.0 and $1.1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$(2.9)	$(26.1)	$(50.5)	$(36.5)
Fixed maturities, at fair value option	(48.8)	(31.2)	(90.7)	(83.6)
Equity securities, available-for-sale	—	—	—	(0.3)
Derivatives	(5.4)	31.8	69.7	(9.9)
Embedded derivative - fixed maturities	(1.6)	0.7	(1.3)	(2.0)
Guaranteed benefit derivatives	4.5	(65.7)	(103.4)	(53.7)
Other investments	(0.1)	(0.1)	0.1	(0.1)
Net realized capital gains (losses)	$(54.3)	$(90.6)	$(176.1)	$(186.1)
After-tax net realized capital gains (losses)	$(35.3)	$(58.9)	$(114.4)	$(121.0)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds on sales	$386.6	$610.1	$1,520.8	$1,246.6
Gross gains	2.2	3.7	17.0	11.5
Gross losses	2.2	7.6	63.2	23.1

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$97.8	$22.4	$—	$285.3	$60.1	$—
Foreign exchange contracts	70.3	6.2	0.1	51.2	10.7	—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	27,504.7	552.2	226.1	25,309.1	362.3	104.0
Foreign exchange contracts	194.3	7.8	9.2	144.6	13.9	10.7
Equity contracts	91.6	2.3	—	15.9	—	0.1
Credit contracts	557.5	4.0	0.3	407.5	3.3	0.3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	22.1	—	N/A	23.4	—
Within products	N/A	—	284.5	N/A	—	184.1
Within reinsurance agreements	N/A	—	1.5	N/A	—	(71.6)
Managed custody guarantees	N/A	—	4.4	N/A	—	0.3
Total		$617.0	$526.1		$473.7	$227.9
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2016 and December 31, 2015. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$557.5	$4.0	$0.3
Equity contracts	91.6	2.3	—
Foreign exchange contracts	264.6	14.0	9.3
Interest rate contracts	23,897.6	573.8	226.1
		594.1	235.7
Counterparty netting(1)		(171.6)	(171.6)
Cash collateral netting(1)		(383.8)	(54.7)
Securities collateral netting(1)		(11.9)	(6.5)
Net receivables/payables		$26.8	$2.9
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$407.5	$3.3	$0.3
Equity contracts	—	—	—
Foreign exchange contracts	195.8	24.6	10.7
Interest rate contracts	22,965.5	422.4	103.4
		450.3	114.4
Counterparty netting(1)		(111.7)	(111.7)
Cash collateral netting(1)		(298.0)	(0.3)
Securities collateral netting(1)		(11.0)	(2.4)
Net receivables/payables		$29.6	$—
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2016, the Company held $54.9 and $274.7 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, the Company held $120.3 and $179.5 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2016, the Company delivered $232.6 of securities and held $12.0 securities as collateral. As of December 31, 2015, the Company delivered $70.3 of securities and held $11.1 of securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.2	$0.2	$0.5	$0.6
Foreign exchange contracts	0.2	0.2	0.5	0.4
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(6.7)	34.3	70.7	(10.7)
Foreign exchange contracts	(0.7)	(0.3)	(4.4)	1.1
Equity contracts	0.7	(2.1)	0.4	(1.4)
Credit contracts	0.9	(0.5)	2.0	0.1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(1.6)	0.7	(1.3)	(2.0)
Within products(2)	4.6	(65.1)	(99.4)	(53.2)
Within reinsurance agreements(3)	(0.8)	2.8	(73.1)	34.8
Managed custody guarantees(2)	(0.1)	(0.6)	(4.0)	(0.5)
Total	$(3.3)	$(30.4)	$(108.1)	$(30.8)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2016 and 2015, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2016, the fair values of credit default swaps of $4.0 and $0.3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2015, the fair values of credit default swaps of $3.3 and $0.3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of September 30, 2016, the maximum potential future exposure to the Company was $534.0 in credit default swaps. As of December 31, 2015, the maximum potential future exposure to the Company was $384.0 in credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$715.0	$71.4	$—	$786.4
U.S. Government agencies and authorities	—	4.1	—	4.1
State, municipalities and political subdivisions	—	823.5	—	823.5
U.S. corporate public securities	—	10,405.9	10.3	10,416.2
U.S. corporate private securities	—	2,360.6	472.4	2,833.0
Foreign corporate public securities and foreign governments(1)	—	2,992.2	0.1	2,992.3
Foreign corporate private securities (1)	—	2,778.5	164.3	2,942.8
Residential mortgage-backed securities	—	2,877.5	28.7	2,906.2
Commercial mortgage-backed securities	—	1,439.1	19.6	1,458.7
Other asset-backed securities	—	270.8	79.3	350.1
Total fixed maturities, including securities pledged	715.0	24,023.6	774.7	25,513.3
Equity securities, available-for-sale	35.0	—	49.4	84.4
Derivatives:
Interest rate contracts	0.7	573.9	—	574.6
Foreign exchange contracts	—	14.0	—	14.0
Equity contracts	—	2.3	—	2.3
Credit contracts	—	4.0	—	4.0
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	848.3	—	—	848.3
Assets held in separate accounts	56,877.8	4,760.3	9.1	61,647.2
Total assets	$58,476.8	$29,378.1	$833.2	$88,688.1
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$21.8	$21.8
Stabilizer and MCGs	—	—	267.1	267.1
Other derivatives:
Interest rate contracts	—	226.1	—	226.1
Foreign exchange contracts	—	9.3	—	9.3
Equity contracts	—	—	—	—
Credit contracts	—	0.3	—	0.3
Embedded derivative on reinsurance	—	1.5	—	1.5
Total liabilities	$—	$237.2	$288.9	$526.1
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2016 and 2015. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2016
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$20.7	$—	$—	$—	$—	$—	$—	$—	$(10.4)	$10.3	$—
U.S. Corporate private securities	421.5	—	5.3	59.9	—	—	(14.3)	—	—	472.4	—
Foreign corporate public securities and foreign governments(1)	0.1	—	—	—	—	—	—	—	—	0.1	—
Foreign corporate private securities(1)	167.9	(0.6)	1.6	—	—	—	(4.6)	—	—	164.3	(0.6)
Residential mortgage-backed securities	25.4	(1.8)	0.1	5.0	—	—	—	—	—	28.7	(1.8)
Commercial mortgage-backed securities	9.2	—	0.1	11.3	—	—	(1.0)	—	—	19.6	—
Other asset-backed securities	39.4	—	—	66.6	—	—	(0.3)	—	(26.4)	79.3	—
Total fixed maturities, including securities pledged	684.2	(2.4)	7.1	142.8	—	—	(20.2)	—	(36.8)	774.7	(2.4)
Equity securities, available-for-sale	48.8	—	0.6	—	—	—	—	—	—	49.4	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(272.0)	6.1	—	—	(1.2)	—	—	—	—	(267.1)	—
FIA(2)	(21.2)	(1.6)	—	—	(0.1)	—	1.1	—	—	(21.8)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	3.4	0.2	—	4.1	—	(0.7)	—	2.1	—	9.1	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$2.3	$(0.1)	$0.6	$—	$—	$(0.6)	$(0.5)	$8.6	$—	$10.3	$—
U.S. Corporate private securities	396.4	(0.1)	19.4	103.0	—	(17.5)	(66.4)	44.2	(6.6)	472.4	(0.1)
Foreign corporate public securities and foreign governments(1)	0.5	(0.4)	—	—	—	—	—	—	—	0.1	(0.4)
Foreign corporate private securities(1)	158.1	(0.6)	8.6	—	—	(0.1)	(18.5)	19.6	(2.8)	164.3	(0.6)
Residential mortgage-backed securities	28.2	(4.6)	0.1	5.0	—	—	—	—	—	28.7	(4.6)
Commercial mortgage-backed securities	12.6	—	0.2	11.3	—	—	(3.5)	—	(1.0)	19.6	—
Other asset-backed securities	13.1	—	—	67.2	—	—	(1.0)	—	—	79.3	—
Total fixed maturities, including securities pledged	611.2	(5.8)	28.9	186.5	—	(18.2)	(89.9)	72.4	(10.4)	774.7	(5.7)
Equity securities, available-for-sale	47.5	—	1.9	—	—	—	—	—	—	49.4	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(161.3)	(102.3)	—	—	(3.5)	—	—	—	—	(267.1)	—
FIA(2)	(23.1)	(1.1)	—	—	0.1	—	2.3	—	—	(21.8)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	4.0	0.2	—	4.1	—	(0.7)	—	5.5	(4.0)	9.1	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2015
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$12.1	$—	$(0.1)	$30.7	$—	$—	$—	$—	$(9.6)	$33.1	$—
U.S. Corporate private securities	369.4	(0.1)	(0.6)	5.7	—	—	(2.7)	—	(16.1)	355.6	(0.1)
Foreign corporate public securities and foreign governments(1)	1.7	—	—	—	—	—	(1.2)	—	—	0.5	—
Foreign corporate private securities(1)	167.0	—	0.5	—	—	—	(9.9)	—	(0.8)	156.8	—
Residential mortgage-backed securities	21.5	(1.1)	0.2	—	—	—	—	—	—	20.6	(1.1)
Commercial mortgage-backed securities	—	—	—	10.0	—	—	(1.0)	—	—	9.0	—
Other asset-backed securities	13.8	—	—	—	—	—	(0.4)	—	—	13.4	—
Total fixed maturities, including securities pledged	585.5	(1.2)	—	46.4	—	—	(15.2)	—	(26.5)	589.0	(1.2)
Equity securities, available-for-sale	37.0	—	0.2	10.3	—	—	—	—	—	47.5	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(92.0)	(69.5)	—	—	(1.1)	—	—	—	—	(162.6)	—
FIA(2)	(27.2)	3.8	—	—	(0.1)	—	0.9	—	—	(22.6)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1.5	—	—	—	—	—	(1.5)	—	—	—	—
Assets held in separate accounts(5)	—	—	—	4.0	—	—	—	—	—	4.0	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$19.3	$—	$(0.1)	$30.7	$—	$—	$(0.8)	$—	$(16.0)	$33.1	$—
U.S. Corporate private securities	355.5	(0.1)	(6.0)	63.0	—	—	(56.8)	—	—	355.6	(0.1)
Foreign corporate public securities and foreign governments(1)	—	(1.7)	(0.1)	—	—	—	(2.1)	4.4	—	0.5	(1.7)
Foreign corporate private securities(1)	165.7	0.2	0.2	1.8	—	—	(27.2)	16.1	—	156.8	—
Residential mortgage-backed securities	17.3	(2.6)	(0.7)	—	—	—	—	6.6	—	20.6	(2.6)
Commercial mortgage-backed securities	19.0	—	—	10.0	—	—	(1.0)	—	(19.0)	9.0	—
Other asset-backed securities	2.4	—	—	12.4	—	—	(0.5)	5.3	(6.2)	13.4	—
Total fixed maturities, including securities pledged	579.2	(4.2)	(6.7)	117.9	—	—	(88.4)	32.4	(41.2)	589.0	(4.4)
Equity securities, available-for-sale	36.6	—	0.6	10.3	—	—	—	—	—	47.5	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(102.9)	(56.3)	—	—	(3.4)	—	—	—	—	(162.6)	—
FIA(2)	(26.3)	2.6	—	—	(0.1)	—	1.2	—	—	(22.6)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	1.5	—	—	—	—	—	(1.5)	—	—	—	—
Assets held in separate accounts(5)	2.4	—	—	4.0	—	—	—	—	(2.4)	4.0	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2016 and 2015, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2016:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.2% to 7.60%
Nonperformance risk	0.14% to 1.90%		0.14% to 1.90%
Actuarial Assumptions:
Partial Withdrawals	0% to 7%		—
Lapses	0% to 42%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$25,513.3	$25,513.3	$22,258.8	$22,258.8
Equity securities, available-for-sale	84.4	84.4	131.3	131.3
Mortgage loans on real estate	4,109.3	4,262.1	3,729.1	3,881.1
Policy loans	221.8	221.8	229.8	229.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	848.3	848.3	902.6	902.5
Derivatives	594.9	594.9	450.3	450.3
Notes receivable from affiliate	175.0	228.9	175.0	208.4
Assets held in separate accounts	61,647.2	61,647.2	58,910.6	58,910.6
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	24,398.4	29,570.7	22,979.4	27,612.3
Supplementary contracts, immediate annuities and other	394.7	481.5	411.8	479.2
Deposit liabilities	188.0	268.0	194.8	194.8
Derivatives:
Guaranteed benefit derivatives:
FIA	21.8	21.8	23.1	23.1
Stabilizer and MCGs	267.1	267.1	161.3	161.3
Other derivatives	235.7	235.7	115.1	115.1
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivatives on reinsurance	1.5	1.5	(71.6)	(71.6)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2016
	DAC	VOBA	Total
Balance as of January 1, 2016	$520.4	$708.7	$1,229.1
Deferrals of commissions and expenses	56.5	4.1	60.6
Amortization:
Amortization	(71.8)	(115.2)	(187.0)
Interest accrued(1)	31.1	39.6	70.7
Net amortization included in the Condensed Consolidated Statements of Operations	(40.7)	(75.6)	(116.3)
Change due to unrealized capital gains/losses on available-for-sale securities	(185.9)	(262.3)	(448.2)
Balance as of September 30, 2016	$350.3	$374.9	$725.2

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$396.5	$526.8	$923.3
Deferrals of commissions and expenses	56.0	4.4	60.4
Amortization:
Amortization	(85.9)	(99.6)	(185.5)
Interest accrued(1)	27.1	42.3	69.4
Net amortization included in the Condensed Consolidated Statements of Operations	(58.8)	(57.3)	(116.1)
Change due to unrealized capital gains/losses on available-for-sale securities	70.2	154.0	224.2
Balance as of September 30, 2015	$463.9	$627.9	$1,091.8
(1) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2016 and 2015.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2016	2015
Fixed maturities, net of OTTI	$1,950.2	$856.2
Equity securities, available-for-sale	16.6	14.7
Derivatives	207.5	215.0
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(645.4)	(328.0)
Premium deficiency reserve adjustment	(127.3)	(86.4)
Other	—	0.1
Unrealized capital gains (losses), before tax	1,401.6	671.6
Deferred income tax asset (liability)	(367.2)	(111.7)
Unrealized capital gains (losses), after tax	1,034.4	559.9
Pension and other postretirement benefits liability, net of tax	5.9	7.3
AOCI	$1,040.3	$567.2

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$93.6		$(36.0)	$57.6
Equity securities	0.8		(0.3)	0.5
OTTI	0.4		(0.1)	0.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	2.9		(1.0)	1.9
DAC/VOBA and Sales inducements	(36.7)		12.9	(23.8)
Premium deficiency reserve adjustment	(15.3)		5.4	(9.9)
Change in unrealized gains/losses on available-for-sale securities	45.7		(19.1)	26.6

Derivatives:
Derivatives	(2.8)	(1)	1.0	(1.8)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5.0)		1.8	(3.2)
Change in unrealized gains/losses on derivatives	(7.8)		2.8	(5.0)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.5)		0.2	(0.3)
Change in pension and other postretirement benefits liability	(0.5)		0.2	(0.3)
Change in Other comprehensive income (loss)	$37.4		$(16.1)	$21.3
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,460.5		$(509.1)	$951.4
Equity securities	2.0		(0.7)	1.3
OTTI	1.2		(0.4)	0.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	50.5		(17.7)	32.8
DAC/VOBA and Sales inducements	(449.0)	(1)	157.2	(291.8)
Premium deficiency reserve adjustment	(60.8)		21.3	(39.5)
Change in unrealized gains/losses on available-for-sale securities	1,004.4		(349.4)	655.0

Derivatives:
Derivatives	12.9	(2)	(4.5)	8.4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(13.7)		4.8	(8.9)
Change in unrealized gains/losses on derivatives	(0.8)		0.3	(0.5)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1.6)		0.6	(1.0)
Change in pension and other postretirement benefits liability	(1.6)		0.6	(1.0)
Change in Other comprehensive income (loss)	$1,002.0		$(348.5)	$653.5
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rates for the three and nine months ended September 30, 2016 were 65.6% and (13.3)%, respectively. These effective tax rates differed from the statutory rate of 35% primarily due to the effect of the dividends received deduction ("DRD").

The Company's effective tax rates for the three and nine months ended September 30, 2015 were 52.0% and 24.8%, respectively. These effective tax rates differed from the statutory rate of 35% primarily due to the effect of the DRD.

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

Under this agreement, the Company did not incur interest expense for the three and nine months ended September 30, 2016. The Company incurred $0.1 in interest expense for the three and nine months ended September 30, 2015. The Company did not earn interest income for the three months ended September 30, 2016 and earned $0.4 in interest income for the nine months ended September 30, 2016. The Company did not earn interest income for the three months ended September 30, 2015 and earned $0.7 in interest income for the nine months ended September 30, 2015. As of September 30, 2016 and December 31, 2015, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

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

As of September 30, 2016 and December 31, 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $171.5 and $221.0, respectively, and purchase limited partnerships and private placement investments of $612.4 and $330.4, respectively.

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

	September 30, 2016	December 31, 2015
Other fixed maturities-state deposits	$13.7	$13.5
Securities pledged(1)	738.6	249.2
Total restricted assets	$752.3	$262.7
(1) Includes the fair value of loaned securities of $506.0 and $178.9 as of September 30, 2016 and December 31, 2015, respectively. In addition, as of September 30, 2016 and December 31, 2015, the Company delivered securities as collateral of $232.6 and $70.3, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2016, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

Litigation includes Dezelan v. Voya Retirement Insurance and Annuity Company (USDC District of Connecticut, No. 3:16-cv-1251)(filed July 26, 2016), a putative class action in which plaintiff, a participant in a 403(b) Plan, seeks to represent the a class of plans whose assets are invested in VRIAC “Group Annuity Contract Stable Value Funds.”  Plaintiff alleges that VRIAC has violated the Employee Retirement Income Security Act of 1974 by charging unreasonable fees and setting its own compensation in connection with stable value products.  Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

10.    Related Party Transactions

Operating Agreements

For the three and nine months ended September 30, 2016, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K were $142.4 and $416.5, respectively. For the three and nine months ended September 30, 2015, revenues with affiliated entities related to the aforementioned operating agreements were $160.9 and $496.6, respectively. For the three and nine months ended September 30, 2016, expenses with affiliated entities related to the aforementioned operating agreements disclosed were $204.2 and $595.5, respectively. For the three and nine months ended September 30, 2015, expenses with affiliated entities related to the aforementioned operating agreements disclosed were $205.7 and $615.9, respectively.

Reinsurance Agreements

The Company has entered into reinsurance agreements that were accounted for under the deposit method with two of its affiliates. As of September 30, 2016 and December 31, 2015, the Company had deposit assets of $88.0 and $91.0, respectively, and deposit liabilities of $188.0 and $194.8, respectively, related to these agreements. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. For further information on these reinsurance agreements, see the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2016 and 2015 and financial condition as of September 30, 2016 and December 31, 2015. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report on Form 10-K").

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

During the third quarter of 2016 and 2015, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews, we made a number of changes, which resulted in net unfavorable unlocking of DAC and VOBA of $97.9 million recorded in the current period. For the three months ended September 30, 2015, changes in assumptions resulted in net unfavorable unlocking of DAC and VOBA of $36.5 million.

Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2016 were 65.6% and (13.3)%, respectively. These effective tax rates differed from the statutory rate of 35% primarily due to the effect of the dividends received deduction ("DRD").

Our effective tax rates for the three and nine months ended September 30, 2015 were 52.0% and 24.8%, respectively. These effective tax rates differed from the statutory rate of 35% primarily due to the effect of the DRD.

Results of Operations

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net investment income	$380.7	$353.0	$1,109.9	$1,044.7
Fee income	186.0	189.2	539.3	579.7
Premiums	73.3	556.0	565.3	592.1
Broker-dealer commission revenue	44.5	56.0	132.1	175.5
Net realized capital gains (losses):
Total other-than-temporary impairments	(4.3)	(21.9)	(12.6)	(25.4)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	0.3	0.1	1.1
Net other-than-temporary impairments recognized in earnings	(4.3)	(22.2)	(12.7)	(26.5)
Other net realized capital gains (losses)	(50.0)	(68.4)	(163.4)	(159.6)
Total net realized capital gains (losses)	(54.3)	(90.6)	(176.1)	(186.1)
Other revenue	(0.5)	0.4	(0.7)	1.2
Total revenues	629.7	1,064.0	2,169.8	2,207.1
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	292.7	759.0	1,278.7	1,163.1
Operating expenses	205.3	197.2	606.8	579.4
Broker-dealer commission expense	44.5	56.0	132.1	175.5
Net amortization of Deferred policy acquisition costs and Value of business acquired	119.5	64.0	116.3	116.1
Interest expense	—	0.1	—	0.1
Total benefits and expenses	662.0	1,076.3	2,133.9	2,034.2
Income (loss) before income taxes	(32.3)	(12.3)	35.9	172.9
Income tax expense (benefit)	(21.2)	(6.4)	(4.8)	42.8
Net income (loss)	$(11.1)	$(5.9)	$40.7	$130.1

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Our Net income (loss) for the three months ended September 30, 2016 decreased by $5.2 million from $(5.9) million to $(11.1) million primarily due to lower Premiums, higher Net amortization of DAC and VOBA, and higher Operating expenses, partially offset by lower Interest credited and other benefits to contract owner/policyholders, lower Net realized capital losses, and higher Net investment income.

Revenues

Total revenues decreased $434.3 million from $1,064.0 million to $629.7 million primarily due to lower Premiums and Broker-dealer commission revenue, partially offset by lower Net realized capital losses and higher Net investment income.

Net investment income increased $27.7 million from $353.0 million to $380.7 million primarily due to growth in general account assets driven by positive net flows, including participants’ transfers from variable investment options into fixed investment options, and higher alternative investment income, partially offset by lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Premiums decreased $482.7 million from $556.0 million to $73.3 million primarily due to lower sales of pension risk transfer contracts in the current period which correspond to lower Interest credited and other benefits to contract owners/policyholders below.

Broker-dealer commission revenue decreased $11.5 million from $56.0 million to $44.5 million primarily due to lower assets under management ("AUM") in the variable annuity business, which corresponds to lower Broker-Dealer commission expense below.

Total net realized capital losses decreased $36.3 million from $90.6 million to $54.3 million primarily due to favorable changes in the fair value of embedded derivatives on product guarantees (from a loss of $65.7 million in the prior period to a gain of $4.5 million in the current period) and lower realized losses on fixed maturities including securities lending, partially offset by unfavorable changes in the fair value of derivatives and fixed maturities using the fair value option. The net changes in the embedded derivatives on product guarantees, derivatives and fair value of fixed maturities using the fair value option were primarily the result of the impact of nonperformance risk on embedded derivatives on product guarantees and interest rate movements in the current period compared to the prior period.

Benefits and Expenses

Total benefits and expenses decreased $414.3 million from $1,076.3 million to $662.0 million primarily due to lower Interest credited and other benefits to contract owners/policyholders and lower Broker-dealer commission expense, partially offset by higher Net amortization of DAC and VOBA and Operating expenses.

Interest credited and other benefits to contract owners/policyholders decreased $466.3 million from $759.0 million to $292.7 million primarily due to the decrease in change in reserves associated with the pension risk transfer contracts, partially offset by higher interest credited primarily due to an increase in general account liabilities, which corresponds to the growth in general account assets and an unfavorable change in the fair value of the embedded derivative on reinsurance.

Operating expenses increased $8.1 million from $197.2 million to $205.3 million primarily due to higher employee-related expenses, partially offset by lower administrative expense.

Broker-dealer commission expense decreased $11.5 million from $56.0 million to $44.5 million primarily due to lower AUM in the variable annuity business, which corresponds to lower Broker-dealer commission revenue above.

Net amortization of DAC and VOBA increased $55.5 million from $64.0 million to $119.5 million primarily due to higher unfavorable DAC/VOBA unlocking as a result of annual assumption updates and higher amortization due to higher gross profits, partially offset by favorable DAC/VOBA unlocking related to higher separate account performance in the current period.

Income Taxes

Income tax benefit increased $14.8 million from $6.4 million to $21.2 million primarily due to an increase in loss before income taxes and an increase in the benefit associated with the dividends received deduction ("DRD").

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Our Net income (loss) for the nine months ended September 30, 2016 decreased by $89.4 million from $130.1 million to $40.7 million primarily due to higher Interest credited and other benefits to contract owner account balances/policyholders, lower Fee income, higher Operating expenses, and lower Premiums, partially offset by higher Net investment income, lower Total net realized capital losses, and lower Income tax expense.

Revenues

Total revenues decreased $37.3 million from $2,207.1 million to $2,169.8 million primarily due to lower Fee income, lower Broker-dealer commission revenue, and lower Premiums, partially offset by higher Net investment income and lower Total net realized capital losses.

Net investment income increased $65.2 million from $1,044.7 million to $1,109.9 million primarily due to growth in general account assets driven by positive net flows, including participants’ transfers from variable investment options into fixed investment options, and higher prepayment fee income, partially offset by lower alternative investment income and lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $40.4 million from $579.7 million to $539.3 million primarily due to lower retirement plan fees resulting from participants' transfers from variable investment options into fixed investment options, the cumulative impact of equity market performance on the separate account and institutional mutual fund AUM and the shift in the business mix, lower management fee revenue and lower advisory fees.

Premiums decreased $26.8 million from $592.1 million to $565.3 million primarily due to lower sales of pension risk transfer contracts in the current period which correspond to lower Interest credited and other benefits to contract owners/policyholders below.

Broker-dealer commission revenue decreased $43.4 million from $175.5 million to $132.1 million primarily due to lower AUM in the variable annuity business, which corresponds to lower Broker-dealer commission expense below.

Total net realized capital losses decreased $10.0 million from $186.1 million to $176.1 million primarily due to favorable changes in the fair value of derivatives, partially offset by unfavorable changes in the fair value of embedded derivatives on product guarantees (from a loss of $53.7 million in the prior period to a loss of $103.4 million in the current period), an increase in realized losses on the sale of available-for-sale fixed maturities, and unfavorable changes in the fair value of fixed maturities using the fair value option. The net changes in the derivatives, embedded derivatives on product guarantees, and fair value of fixed maturities using the fair value option were primarily the result of the impact of nonperformance risk on embedded derivatives on product guarantees and interest rate movements in the current period compared to the prior period.

Benefits and Expenses

Total benefits and expenses increased $99.7 million from $2,034.2 million to $2,133.9 million primarily due to higher Interest credited and other benefits to contract owners/policyholders and Operating expenses, partially offset by lower Broker-dealer commission expense.

Interest credited and other benefits to contract owners/policyholders increased $115.6 million from $1,163.1 million to $1,278.7 million primarily due to an unfavorable change in the fair value of the embedded derivative on reinsurance and higher interest credited primarily due to an increase in general account liabilities which correspond to the growth in general account assets, partially offset by a decrease in the change in reserves associated with the pension risk transfer contracts.

Operating expenses increased $27.4 million from $579.4 million to $606.8 million primarily due to higher employee-related, information technology and distribution expenses, partially offset by lower operating expense on the variable annuity business.

Broker-dealer commission expense decreased $43.4 million from $175.5 million to $132.1 million primarily due to lower AUM in the variable annuity business, which corresponds to lower Broker-dealer commission revenue above.

Net amortization of DAC and VOBA increased $0.2 million from $116.1 million to $116.3 million primarily due to higher unfavorable DAC/VOBA unlocking as a result of annual assumption updates, partially offset by lower amortization related to the embedded derivative associated with a reinsurance agreement and favorable changes in DAC/VOBA unlocking in the current period resulting from higher separate account performance compared to unfavorable DAC/VOBA unlocking in the prior period due to anticipated contract terminations.

Income Taxes

Income tax expense (benefit) decreased $47.6 million from an expense of $42.8 million to a benefit of $4.8 million primarily due to a decrease in income before income taxes and an increase in the benefit associated with the DRD.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	September 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$23,808.8	77.2%	$21,211.6	78.3%
Fixed maturities, at fair value using the fair value option	965.9	3.1%	798.0	2.9%
Equity securities, available-for-sale	84.4	0.3%	131.3	0.5%
Mortgage loans on real estate	4,109.3	13.3%	3,729.1	13.8%
Policy loans	221.8	0.7%	229.8	0.8%
Limited partnerships/corporations	331.8	1.1%	298.5	1.1%
Derivatives	594.9	1.9%	450.3	1.7%
Securities pledged	738.6	2.4%	249.2	0.9%
Total investments	$30,855.5	100.0%	$27,097.8	100.0%

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

($ in millions)	September 30, 2016
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$625.4	2.7%	$786.4	3.1%
U.S. Government agencies and authorities	4.0	—%	4.1	—%
State, municipalities, and political subdivisions	765.8	3.3%	823.5	3.2%
U.S. corporate public securities	9,493.0	40.3%	10,416.2	40.8%
U.S. corporate private securities	2,677.1	11.4%	2,833.0	11.1%
Foreign corporate public securities and foreign governments(1)	2,813.8	11.9%	2,992.3	11.7%
Foreign corporate private securities(1)	2,756.5	11.7%	2,942.8	11.6%
Residential mortgage-backed securities	2,723.2	11.6%	2,906.2	11.4%
Commercial mortgage-backed securities	1,344.5	5.7%	1,458.7	5.7%
Other asset-backed securities	337.7	1.4%	350.1	1.4%
Total fixed maturities, including securities pledged	$23,541.0	100.0%	$25,513.3	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$616.6	2.8%	$721.4	3.2%
U.S. Government agencies and authorities	4.3	—%	4.3	—%
State, municipalities, and political subdivisions	589.9	2.7%	595.8	2.7%
U.S. corporate public securities	9,472.4	43.5%	9,600.5	43.2%
U.S. corporate private securities	2,336.0	10.7%	2,359.9	10.6%
Foreign corporate public securities and foreign governments(1)	2,868.7	13.2%	2,812.2	12.6%
Foreign corporate private securities(1)	2,678.8	12.3%	2,711.4	12.2%
Residential mortgage-backed securities	1,761.1	8.1%	1,929.2	8.7%
Commercial mortgage-backed securities	1,228.9	5.6%	1,274.9	5.7%
Other asset-backed securities	240.7	1.1%	249.2	1.1%
Total fixed maturities, including securities pledged	$21,797.4	100.0%	$22,258.8	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2016, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$786.4	$—	$—	$—	$—	$—	$786.4
U.S. Government agencies and authorities	4.1	—	—	—	—	—	4.1
State, municipalities and political subdivisions	784.6	38.4	0.5	—	—	—	823.5
U.S. corporate public securities	5,219.1	4,612.2	469.7	107.6	5.1	2.5	10,416.2
U.S. corporate private securities	1,460.6	1,218.2	120.1	31.2	1.4	1.5	2,833.0
Foreign corporate public securities and foreign governments(1)	1,434.4	1,252.3	223.7	81.8	—	0.1	2,992.3
Foreign corporate private securities(1)	397.6	2,278.5	260.7	2.0	1.2	2.8	2,942.8
Residential mortgage-backed securities	2,784.7	60.7	1.1	—	5.6	54.1	2,906.2
Commercial mortgage-backed securities	1,458.7	—	—	—	—	—	1,458.7
Other asset-backed securities	316.6	29.3	—	1.9	—	2.3	350.1
Total fixed maturities	$14,646.8	$9,489.6	$1,075.8	$224.5	$13.3	$63.3	$25,513.3
% of Fair Value	57.4%	37.2%	4.2%	0.9%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$721.4	$—	$—	$—	$—	$—	$721.4
U.S. Government agencies and authorities	4.3	—	—	—	—	—	4.3
State, municipalities and political subdivisions	578.0	17.3	0.5	—	—	—	595.8
U.S. corporate public securities	4,514.9	4,516.8	491.4	74.4	—	3.0	9,600.5
U.S. corporate private securities	1,205.7	1,062.5	76.9	14.8	—	—	2,359.9
Foreign corporate public securities and foreign governments(1)	1,362.2	1,182.5	254.8	10.8	1.4	0.5	2,812.2
Foreign corporate private securities(1)	343.3	2,246.1	114.9	6.5	—	0.6	2,711.4
Residential mortgage-backed securities	1,861.5	4.7	1.2	0.1	6.9	54.8	1,929.2
Commercial mortgage-backed securities	1,270.7	4.1	0.1	—	—	—	1,274.9
Other asset-backed securities	238.8	7.9	—	2.1	—	0.4	249.2
Total fixed maturities	$12,100.8	$9,041.9	$939.8	$108.7	$8.3	$59.3	$22,258.8
% of Fair Value	54.4%	40.6%	4.2%	0.5%	—%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$786.4	$—	$—	$—	$—	$786.4
U.S. Government agencies and authorities	4.1	—	—	—	—	4.1
State, municipalities and political subdivisions	85.3	512.6	186.7	38.4	0.5	823.5
U.S. corporate public securities	106.0	726.3	4,373.5	4,622.0	588.4	10,416.2
U.S. corporate private securities	98.9	123.1	1,153.1	1,294.5	163.4	2,833.0
Foreign corporate public securities and foreign governments(1)	33.6	344.2	1,056.8	1,244.9	312.8	2,992.3
Foreign corporate private securities(1)	—	—	483.8	2,345.4	113.6	2,942.8
Residential mortgage-backed securities	2,519.4	0.6	2.0	22.0	362.2	2,906.2
Commercial mortgage-backed securities	1,288.8	3.3	80.6	10.1	75.9	1,458.7
Other asset-backed securities	246.3	28.9	1.4	40.3	33.2	350.1
Total fixed maturities	$5,168.8	$1,739.0	$7,337.9	$9,617.6	$1,650.0	$25,513.3
% of Fair Value	20.2%	6.8%	28.8%	37.7%	6.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$721.4	$—	$—	$—	$—	$721.4
U.S. Government agencies and authorities	4.3	—	—	—	—	4.3
State, municipalities and political subdivisions	68.9	377.7	131.4	17.3	0.5	595.8
U.S. corporate public securities	112.9	481.1	3,906.7	4,522.4	577.4	9,600.5
U.S. corporate private securities	83.6	93.8	971.4	1,139.7	71.4	2,359.9
Foreign corporate public securities and foreign governments(1)	30.6	347.9	984.3	1,181.9	267.5	2,812.2
Foreign corporate private securities(1)	—	6.5	417.1	2,200.7	87.1	2,711.4
Residential mortgage-backed securities	1,694.1	6.3	1.7	24.0	203.1	1,929.2
Commercial mortgage-backed securities	1,080.5	2.0	56.7	9.2	126.5	1,274.9
Other asset-backed securities	195.9	0.7	0.6	18.0	34.0	249.2
Total fixed maturities	$3,992.2	$1,316.0	$6,469.9	$9,113.2	$1,367.5	$22,258.8
% of Fair Value	17.9%	5.9%	29.1%	41.0%	6.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $454.7 million from $554.2 million to $99.5 million for the nine months ended September 30, 2016. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of September 30, 2016 and December 31, 2015, we held one fixed maturity with unrealized capital losses in excess of $10.0 million. As of September 30, 2016 and December 31, 2015, the unrealized capital losses on this fixed maturity equaled $13.2 million, or 13.3% and $15.4 million, or 2.8%, respectively, of the total unrealized losses.

As of September 30, 2016, we had $2.3 billion of energy sector fixed maturity securities, constituting 8.9% of the total fixed maturities portfolio, with gross unrealized capital losses of $61.9 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity security equaled $13.2 million. As of September 30, 2016, our fixed maturity exposure to the energy sector is comprised of 82.6% investment grade securities.

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

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing. Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. More broadly, home prices have moved steadily higher, further supporting bond payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, appear to have stabilized at sustainable levels, when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $37.8 million, $33.6 million and $1.2 million, respectively, representing 0.1% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $40.5 million, $37.1 million and $1.4 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of September 30, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $53.3 million, $38.9 million and $1.1 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $63.6 million, $46.8 million and $0.8 million, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through February 2016 (although certain months did post marginal increases). Since then, the delinquency rate has increased slowly and remains lower on a year-over-year and year to date basis. Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS. As a result, the new issuance market for CMBS slowed considerably during the first half of this year. This dynamic, should it resurface, is a risk for the overall performance health of the sectors and is being monitored closely for potential negative impacts. Spread performance in the first half of 2016 was volatile, although signs of increased liquidity and more general stability in credit spreads was observed over the course of the third quarter.

For non-student loan consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of September 30, 2016, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $317.5 million, $309.9 million and $0.5 million, respectively. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $214.4 million, $209.9 million and $0.5 million, respectively.

As of September 30, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLOs") and automobile receivables, comprising 45.2%, 27.0% and 7.6%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables and automobile receivables, comprising 73.7% and 1.7%, respectively, of total Other ABS, excluding subprime exposure. There were no nonconsolidated collateralized loan obligations related to Other ABS.

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

As of September 30, 2016 and December 31, 2015, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 61.3% and 60.6%, respectively. See the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three and nine months ended September 30, 2016, we recorded $0.6 million and $1.6 million, respectively, of credit related OTTI of which the primary contributor was $0.6 million and $0.7 million , respectively, of write-downs recorded in the Foreign Private sector. During the three and nine months ended September 30, 2016, we recorded $3.7 million and $11.1 million, respectively, of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits, either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The United States and European Union continue to maintain sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine. We remain comfortable with our aggregate Russian exposure of $71.4 million, given its relatively small allocation in our total investment portfolio.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of September 30, 2016:

Selected Countries Fixed Maturities and Equity Securities
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$97.2	(1)	$97.2	(1)	$89.2
Italy	—	—	95.7		95.7		87.6
Spain	—	—	40.0		40.0		34.7
Total Peripheral Europe	$—	$—	$232.9		$232.9		$211.5
(1) Includes $0.6 million derivative assets.

We did not have any exposure to Greece or Portugal. Among the remaining $3.0 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2016, our sovereign exposure was $121.5 million, which consisted of fixed maturities. We also had $395.0 million in net exposure to non-peripheral financial institutions with a concentration in France of $58.1 million, The Netherlands of $42.4 million, Switzerland of $108.5 million and the United Kingdom of $167.8 million. The balance of $2.5 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1,298.3 million, we had significant non-peripheral European total country exposures in The Netherlands of $361.1 million, in Belgium of $213.8 million, in France of $150.7 million, in Germany of $345.4 million and in Switzerland of $258.6 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of September 30, 2016 and December 31, 2015, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 55.8% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral.Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2016, VRIAC had securities lending collateral assets of $239.4 million, which represents approximately 0.3% of its general account statutory admitted assets. As of December 31, 2015, VRIAC had securities lending collateral assets of $182.9 million, which represents approximately 0.2% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2016 and 2015, VRIAC did not receive any capital contributions from its Parent.

On May 3, 2016, VRIAC declared an ordinary dividend in the amount of $274.0 million, which was paid to its Parent on May 23, 2016. During the nine months ended September 30, 2015, VRIAC paid an ordinary dividend in the amount of $231.0 million to its Parent.

On March 22, 2016, VFP declared a $20.0 million dividend which was paid to VRIAC on March 31, 2016; on June 22, 2016, VFP declared a $20.0 million dividend which was paid to VRIAC on June 28, 2016; and on September 22, 2016, VFP declared a $20.0 million dividend which was paid to VRIAC on September 29, 2016. During the nine months ended September 30, 2015, VFP did not pay any dividends to VRIAC.

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

Ratings actions affirmation and outlook changes by S&P, Fitch, Moody's and A.M. Best from December 31, 2015 through September 30, 2016 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On September 20, 2016, Fitch affirmed Voya Financial, Inc.'s long-term issuer credit rating, senior debt ratings and junior subordinated debt rating. Fitch also affirmed the financial strength ratings of the U.S. operating entities, including VRIAC. The rating outlook for all ratings is Stable.

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

Off-Balance Sheet Arrangements

The Company has obligations for the return of non-cash collateral under a recent amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on the Company’s Condensed Consolidated Balance Sheets. For information regarding obligations under this new program, see the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. Additionally, for changes in commitments related to securities, mortgage loans, or money market instruments, see the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. Other than the above, there have been no material changes to our off-balance sheet arrangements since the filing of our Annual Report on Form 10-K.

Legislative and Regulatory Developments

In 2015, the NAIC Financial Condition (E) Committee (the "E Committee") established the Variable Annuities Issues (E) Working Group ("VAIWG") to oversee the NAIC's efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon the recommendation of the VAIWG, the E Committee adopted a preliminary framework, the Variable Annuities Framework for Change (the "VA Framework for Change") which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current VA reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not mandate recapture of VA cessions to captives. In November 2015, the VAIWG engaged Oliver Wyman to conduct a quantitative impact study involving industry participants including our affiliate, Voya Insurance and Annuity Company, of various reforms outlined in the VA Framework for Change (the "QIS"). OW completed the QIS in July of this year and reported its initial findings to the VAIWG in late August. The OW report proposes certain revisions to the current VA reserve and capital framework and recommends a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. The VAIWG has exposed for comment, until November 14, 2016, the OW report on the QIS and OW VA framework recommendations. The VAIWG’s initial goal was to complete all of its work in

2016; however, it was announced at the NAIC Summer meeting that more time is needed for the VAIWG and other NAIC committees to consider and fully vet OW’s recommendations and to develop the NAIC’s proposals regarding revisions to the current VA reserve and capital framework. Although the revised timetable indicates the VAIWG expects to complete its work in 2017, with the goal that its work product becomes effective as of January 1, 2018, timing remains uncertain. We cannot predict what revisions, if any, will be made to the current VA reserve and capital framework or the impact of VA framework revisions on variable annuity captives, given the ongoing deliberations by the VAIWG and other NAIC working groups and a possible second quantitative impact study. It is also unclear whether VAIWG or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from continued variable annuity captives scrutiny and reform efforts by the NAIC and other regulatory bodies. See “Risk Factors-Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability” in Part I, Item IA of our Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 9, 2016			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neill
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

