Form 10-K
period 2016-12-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2017-03-16
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

As of March 13, 2017, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2016

As used in this Annual Report on Form 10-K, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition" and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations; (x) changes in the policies of governments and/or regulatory authorities; and (xi) other factors described in the section "Item 1A. Risk Factors.".

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

Prior to May 2013, Voya Financial, Inc., together with its subsidiaries, including the Company was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. ING Group continues to hold certain warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments.

VRIAC is a direct, wholly owned subsidiary of Voya Holdings Inc. ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

Description of Business

We offer qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. Our products are offered primarily to employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets"), small to mid-sized corporations and individuals. We also provide stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. We have an existing block of pension risk transfer business that was closed to new sales in 2016. Our products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, consultants, dedicated financial guidance, planning and advisory representatives associated with Voya Financial, Inc.'s retail broker-dealer, Voya Financial Advisors, Inc. ("Voya Financial Advisors").

See "-Reserves for Future Policy Benefits" below for a discussion of our reserves by product type.

We have one operating segment, which offers the products described below.

Products and Services

Our products include deferred and immediate (i.e., payout) annuity contracts. Our products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services, participant education, and retirement readiness planning tools along with a variety of investment options, including proprietary and non-proprietary mutual funds and variable and fixed investment options. In addition, we offer wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with us. Stable value products are also provided to institutional plan sponsors where we may or may not be providing other employer sponsored products and services.

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

Strategy, Method of Distribution and Principal Markets

Our products are offered primarily to employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets"), small to mid-sized corporations and individuals. Our products generally are distributed through pension professionals, independent agents and brokers, third party administrators, banks, consultants, dedicated financial guidance, planning and advisory representatives associated with Voya Financial, Inc.’s retail broker-dealer, Voya Financial Advisors.

We are not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2016. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on us.

Since December 2013, we have been engaged in a strategic alliance with The Allstate Corporation ("Allstate") under which Allstate offers a full suite of our fixed annuity product offerings to Allstate customers.

Assets Under Management and Administration

A substantial portion of our fees, other charges and margins, are based on assets under management ("AUM"). AUM represents on-balance sheet assets supporting customer account values/liabilities and surplus as well as off-balance sheet institutional/mutual funds. Customer account values reflect the amount of policyholder equity that has accumulated within retirement and annuity products. AUM includes general account assets in which we bear the investment risk, separate account assets in which the contract owner bears the investment risk and institutional/mutual funds, which are excluded from our balance sheets. AUM-based revenues increase or decrease with a rise or fall in the amount of AUM, whether caused by changes in capital markets or by net flows.

AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). Assets under administration ("AUA") represent accumulated assets on contracts pursuant to which we either provide administrative services or product guarantees for assets managed by third parties. Fees earned on AUA are generally based on the number of participants, asset levels and/or the level of services or product guarantees that are provided. The AUM, AUA and deposits, were as follows as of and for the periods indicated:

	December 31,
	2016	2015
Deposits:
Variable annuities	$7,955.6	$8,072.6
Fixed annuities	2,980.8	2,917.4
Total annuities	10,936.4	10,990.0
Other products	883.7	703.0
Total deposits	$11,820.1	$11,693.0

Assets under management:
Variable annuities	$53,188.1	$50,126.6
Fixed annuities	27,806.3	25,141.0
Total annuities	80,994.4	75,267.6
Other products	13,925.1	12,896.7
Total assets under management	94,919.5	88,164.3

Assets under administration	77,726.8	70,857.0
Total assets under management and administration	$172,646.3	$159,021.3

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

Competition

Within the retirement business, competition from traditional insurance carriers, 403(b) and 457 plan providers, as well as banks, mutual fund companies and other investment managers, offers consumers many choices. Principal competitive factors are reputation for investment performance, product features, service, cost and the perceived financial strength of the investment manager. Competition may affect, among other matters, both business growth and the pricing of our products and services.

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

Our domestic individual life insurance business was disposed of on October 1, 1998 pursuant to an indemnity reinsurance agreement. We include an amount in Premiums receivable and reinsurance recoverable on the Consolidated Balance Sheets, which equals our total individual life reserves. Individual life reserves are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets.

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

We currently have a significant concentration of reinsurance arising from the disposition of our individual life insurance business. In 1998, we entered into an indemnity reinsurance arrangement with certain subsidiaries of Lincoln National Corporation ("Lincoln"). Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that Lincoln subsidiary established a trust to secure its obligations to us under the reinsurance transaction. At December 31, 2016 and 2015, we had $1.6 billion and $1.8 billion, respectively, related to Reinsurance recoverable from the subsidiary of Lincoln.

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

See Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Reinsurance Agreements in Part II, Item 7. of this Annual Report on Form 10-K for further discussion of our reinsurance arrangements.

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

Investments are managed by Voya Investment Management LLC, our affiliate, pursuant to an investment advisory agreement. Portfolios are established for groups of products with similar liability characteristics within us. Our investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities and asset-backed securities.

We use derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Employees and Other Shared Services

VRIAC had 1,589 employees as of December 31, 2016, primarily focused on managing new business processing, product distribution, marketing, customer service and product management for us and certain of our affiliates, as well as providing product development, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

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

State insurance regulators, the NAIC and other regulatory bodies are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks and the NAIC has made recent advances in captive reform. In June 2014, the NAIC adopted a new regulatory framework for captives assuming business governed by Regulations XXX or AXXX, called the "Rector framework". In December 2014, the NAIC adopted Actuarial Guideline 48 (“AG48”) which established a new regulatory requirement applicable to XXX and AG38 reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector framework. As adopted, AG48 limits the type of assets that may be used as collateral to cover the XXX and AG38 statutory reserves and is applied prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The purpose of AG48 was to implement the substantive requirements of the Rector Framework, effective January 1, 2015, pending development and adoption by the states of the new Term and Universal Life Insurance Reserve Financing Model Regulation (the "XXX/AXXX Regulation"). The NAIC charged multiple working groups with the responsibility to prepare the XXX/AXXX Regulation and in December 2016, the NAIC adopted the XXX/AXXX Regulation and amended AG48 to align its provisions with the XXX/AXXX Regulation. In 2014, the NAIC also considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies AG48. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our affiliated Arizona captives, SLDI and its wholly owned subsidiary, Roaring River II, Inc.

During 2015, The NAIC Financial Conditions (E) Committee (the “E Committee”) established the Variable Annuities Issues (E) Working Group (“VAIWG”) to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (the “VA Framework for Change”) which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not mandate recapture of insurers VA cessions to captives. In November 2015, the VAIWG engaged Oliver Wyman ("OW") to conduct a quantitative impact study involving industry participants including our affiliate, Voya Insurance and Annuity Company ("VIAC"), of various reforms outlined in the VA Framework for Change (the "QIS"). OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August. The OW report proposed certain revisions to the current VA reserve and capital framework and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a public comment period in the fourth quarter of 2016 and several meetings on the OW proposal, the VAIWG determined that a second quantitative impact study (the "QIS2") involving industry participants including our affiliate, VIAC, will be conducted by OW. The QIS 2 began in February 2017 and is expected to be completed by September 2017, with NAIC deliberations on QIS2 results during the fourth quarter of 2017. Although the QIS timetable indicates the VAIWG expects to complete work in 2017, timing for implementation of changes to the current VA reserve and capital framework remains uncertain.

We cannot predict what revisions, if any, would be made to the XXX/AXXX Regulation or the Standard for application to captives that assume XXX or AXXX business, as states consider their adoption or undertake their implementation, to the VA Framework for Change proposal as a result of QIS2 and ongoing NAIC deliberations, or to the Standard, if adopted for variable annuity captives. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. We utilize affiliated captive reinsurers to satisfy certain statutory reserve requirements related to certain of our stabilizer and variable annuity contracts. If state insurance regulators determine to restrict our use of affiliated captive reinsurers, it could require us to increase statutory reserves, incur higher operating or tax costs or reduce sales. See "Item 1A. Risk Factors - Risks Related to Regulation - Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability."

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

In addition, the NAIC has proposed a “Solvency Modernization Initiative” which focuses on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC in September 2012 of the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), which has been enacted by the Connecticut legislature. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer's material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. In accordance with statutory requirements, Voya Financial, Inc. has prepared and submitted ORSA summary reports since 2015 on behalf of the consolidated enterprise to the Connecticut Insurance Department, the legal insurance regulator of Voya Financial, Inc.'s consolidated enterprise. This initiative also resulted in the adoption by the NAIC in August 2014 of the Corporate Governance Annual Filing Model Act, which requires insurers to make an annual confidential filing regarding their corporate governance policies. This new model has been enacted by the Connecticut legislature and Voya Financial, Inc. submitted its first filing on behalf of the consolidated enterprise to the Connecticut Department in 2016.

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

Recent actions by the NAIC. In recent years the NAIC has undertaken a process to redefine the reserve methodology for certain of our insurance liabilities under a framework known as Principles-Based Reserving (“PBR”). Under PBR, an insurer’s reserves are still required to be conservative, since a primary focus of SAP is the protection of policyholders, however, greater credence is given to the insurer’s realized past experience and anticipated future experience as well as to current economic conditions. An important part of the PBR framework was the adoption of AG43 as of December 31, 2009 for variable annuity guaranteed benefits.

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

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2016, our RBC exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

The NAIC is currently working with the American Academy of Actuaries as they consider possible updates to the asset factors that are used to calculate the RBC requirements for the investment portfolio assets. The NAIC review may lead to an expansion in the number of NAIC asset class categories for factor-based RBC requirements and the adoption of new factors, which could increase capital requirements on some securities and decrease capital requirements on others. We cannot predict what, if any, changes may result from this review or their potential impact on our RBC ratios. We will continue to monitor developments in this area.

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

Management does not anticipate regulatory action as a result of the 2016 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results may not occur in the future.

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

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this undiscounted liability to be $0.7 million as of December 31, 2016 and 2015. We have also recorded an asset of $9.9 million and $10.3 million as of December 31, 2016 and 2015, respectively, for future credits to premium taxes. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Marketing and Sales

State insurance regulators have become more active in adopting and enforcing suitability standards with respect to sales of fixed, indexed and variable annuities. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (“SAT”), which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Many states have already taken action to adopt provisions based on the SAT.

Cybersecurity Regulatory Activity

On February 16, 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that will require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry". The regulation is scheduled to go into effect on March 1, 2017 and has transition periods ranging from 180 days to two years. We are currently evaluating this regulation and its potential impact on our operations, but depending on its implementation, we and other financial services companies may be required to incur significant expense in order to meet its requirements.

The NAIC, other state and federal regulatory bodies and self-regulatory organizations like FINRA are also focused on cybersecurity standards for the financial services industry and have issued guidance regarding cybersecurity standards and protocols. During 2017, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

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

The Dodd-Frank Act also established FIO within the United States Department of the Treasury (“Treasury Department”).While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC, making recommendations to the FSOC regarding insurers to be designated for more stringent regulation as a nonbank financial entity supervised by the Federal Reserve and representing the U.S. in the negotiation of international insurance agreements with foreign insurance regulators. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States and that report was issued in December 2013. FIO has an ongoing charge to monitor all aspects of the insurance industry and state insurance regulatory developments, including those called for in its modernization report and present options for federal involvement if deemed necessary. There is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

While too early to meaningfully assess the prospects of specific federal measures, and their application to us, the interplay between the federal legislative agenda advanced by Congressional Republicans and that of the Trump administration may significantly affect the insurance business, including measures that would change the tax treatment of insurance products relative to other financial products, simplify tax-advantaged or tax-exempt savings and retirement vehicles, restructure the corporate income tax provisions, or modify or eliminate the estate tax.

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

In April 2016, the Department of Labor (“DOL”) issued a final rule that will broaden the definition of “fiduciary” for purposes of Employment Retirement Income Security Act (“ERISA”) and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients’ “best interests”, not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. The rule is scheduled to take effect April 10, 2017, but, as described below, it is currently uncertain whether the rule will be delayed, amended or repealed. If and when the rule takes effect, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where VRIAC. is deemed to act in a fiduciary capacity, we will in certain cases need to either modify our sale and compensation practices or find an applicable exemption.
The DOL concurrently adopted a “best interest contract exemption” (“BIC”) intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. We expect this exemption to go into effect only if the rule does. While this exemption would enable us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable” - there are practical difficulties with relying on the exemption that we believe will limit its utility in certain markets, particularly the retail annuities market, where many of our current distributors are not able to rely on exemption because they do not do business through regulated financial institutions. While it is too early to predict what impact this would have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities.

In addition, the rule may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in litigation to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide.

President Trump issued a directive in February 2017 requiring the DOL to take certain actions with respect to the rule, which may result in its revision or a delay in its implementation beyond its April 10, 2017 first applicability date. On March 2, 2017 the DOL published in the Federal Register (i) a proposal to delay applicability of the rule for 60 days beyond April 10, 2017, which is subject to a 15-day notice-and-comment period, and (ii) a request for comments on whether and how the rule should be modified in furtherance of the presidential directive, which is subject to a 45-day notice and comment period. It is unclear whether the DOL will delay applicability of the rule after the close of the 15-day comment period, and whether, or to what extent, the DOL will revise the rule after the close of the 45-day comment period. On March 10, 2017, the DOL announced a temporary policy to not enforce compliance with the rule for a transition period while the DOL considers the proposed delay described above. This policy does not, however, extend to the enforcement of the rule with respect to IRAs or private rights of action, and therefore appears to provide incomplete relief in the event a delay is not finalized prior to April 10, 2017.

Financial Reform Legislation and Initiatives

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that has substantially advanced but is not yet complete. While some studies have already been completed and the rule-making process is well underway, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. Although the new presidential administration has indicated a desire to revise or reverse some of its provisions, the fate of these proposals is unclear, and we cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, cash flows or financial condition.

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

•
The Dodd-Frank Act creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. In addition to mandatory central clearing and trade execution of certain OTC derivatives, market participants like us are or will be (directly or indirectly) subject to regulatory requirements which may include reporting and recordkeeping, and capital and margin requirements. Specifically, in October 2015, federal banking regulators issued final rules establishing minimum margin requirements for non-centrally cleared derivatives with swaps entities that they prudentially regulate, which includes many of the swap dealers that transact derivatives with us. Similarly, in December 2015, the CFTC issued final rules establishing nearly identical margin requirements with swap dealers that are not otherwise subject to regulation by the federal banking regulators, which includes many non-bank swap dealers that transact derivatives with us. Both the CFTC and prudential regulator margin rules require the exchange of initial and variation margin for non-centrally cleared derivatives with certain types of counterparties, including financial end users like us. In addition to initial margin on centrally cleared swaps required under Dodd-Frank since 2013, the margin rules for OTC swaps will require posting of initial margin for most non-centrally cleared derivatives transacted by us commencing in 2020 as well as variation margin commencing in 2017. As a result of the transition to central clearing and the new regulatory regime governing OTC derivatives (especially margin requirements for non-centrally cleared derivatives), we will be required to hold more cash and highly liquid securities resulting in lower yields. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments. These developments present potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between the Dodd-Frank Act regime and parallel regimes in other jurisdictions, such as the EU, may further increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

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

Until final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on our businesses, products, results of operation and financial condition will remain unclear. Additionally, there is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

Although we carry out business almost exclusively in the United States, we are affected by both domestic and international macroeconomic developments. In the short and medium term, the U.S. market faces difficulties that include persistent weakness in economic growth, volatility in asset prices and questions surrounding the monetary policy being pursued by the Federal Open Market Committee ("FOMC") of the Federal Reserve, which has gradually begun to tighten. In the longer term, concerns persist around the long-term sustainability of the nation’s debt profile, especially given expectations regarding future entitlement spending and persistent budget deficits, the effect on the financial system of the significant regulatory changes enacted in the aftermath of the 2008-09 financial crisis, and the consequences of potentially significant changes to Federal legislation, in particular with respect to tax and fiscal policy.

In particular, the results of the November 2016 U.S. presidential and congressional elections could give rise to significant changes in U.S. economic and foreign policy, including with respect to trade, immigration, and military engagements, any or all of which could have a material impact on global financial markets and economic conditions.

Internationally, slowing levels of growth in developing markets, in particular in China, could have significant adverse consequences for the level of global economic activity, and on commodity and other asset markets. To the extent this results in falling commodity and energy prices, significant dislocations in global credit and currency markets may occur, as the consequences of lower prices, revenues and asset prices are felt by borrowers and exporters, and in turn creditors and investors. In addition, the Chinese market faces concerns surrounding the stability of its credit, equity and real estate markets, and any crisis in these markets could have global consequences.

In Europe, concerns regarding the economic and fiscal viability of countries such as Greece continue to contribute to long-term structural headwinds in the Eurozone, and significant concerns persist regarding the sovereign debt of Greece and certain other Eurozone countries. In recent times, political events have increasingly threatened the cohesiveness of the European Union, and are likely to result in the cessation or rollback of the political and economic integration of Europe that has occurred over the past several decades. In particular, the results of the "Brexit" referendum held by the United Kingdom in 2016 and the U.K. government’s declared intention to withdraw from the EU could have substantial adverse consequences for the U.K. and European economies. The financial and political turmoil in Europe continues to be a long-term threat to global capital markets and remains a challenge to global financial stability. If countries, such as Greece, require additional financial support or if their sovereign credit ratings decline further, yields on such sovereign debt may increase, the cost of borrowing may increase and the availability of credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available.

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

•
An equity market decline, decreases in prevailing interest rates or a prolonged period of low interest rates could result in the value of guaranteed minimum benefits contained in certain of our annuity and retirement products being higher than current account values or higher than anticipated in our pricing assumptions, requiring us to materially increase reserves for such products, and may result in a decrease in customer lapses, thereby increasing the cost to us. In addition, such a scenario could lead to increased amortization and/or unfavorable unlocking of our deferred acquisition costs ("DAC") and value of business acquired ("VOBA").

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

19

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

To the extent that any of the foregoing risks were to emerge in a manner that adversely affected general economic conditions, financial markets, or the markets for our products and services, our financial condition, liquidity, and results of operations could be materially adversely affected.

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

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital. Such market conditions may in the future limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. This would have the potential to decrease both our profitability and our financial flexibility. Our results of operations, financial condition, liquidity, statutory capital and rating agency capital position could be materially and adversely affected by disruptions in the financial markets.

The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates.

During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset/liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in life insurance and annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in parallel with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. We most recently made such a downward revision in the third quarter of 2016. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences, which would be incremental to those consequences recorded in connection with the most recent revision. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

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

Our ratings could be downgraded at any time and without notice by any rating agency. For a description of material rating actions that have occurred from the end of 2015 through the date of this Annual Report on Form 10-K see "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Ratings."

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

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See "Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses" for a description of risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Hedging strategies involve transaction costs and other costs, and if we terminate a hedging arrangement, we may also be required to pay additional costs, such as transaction fees or breakage costs. We may incur losses on transactions after taking into account our hedging strategies. In particular, our hedging strategies focus on the protection of regulatory and rating agency capital, rather than U.S. GAAP earnings. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

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

From time to time we invest our capital to seed a particular investment strategy or investment portfolio. We may also co-invest in funds or take an equity ownership interest in certain structured finance/investment vehicles that are managed by our affiliates. In some cases, these interests may be leveraged with third-party debt financing. Any decrease in the value of such investments could negatively affect our revenues and income or subject us to losses.

Some of our investments are relatively illiquid and in some cases are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 34.8% of the carrying value of our total cash and invested assets as of December 31, 2016. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

The determination of the amount of allowances and impairments taken on our investments is subjective and could materially and adversely impact our results of operations or financial condition. Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income.

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

We offer stable value products primarily as a fixed rate, liquid asset allocation option for employees of our plan sponsor customers within the defined contribution funding plans offered by us. Although a majority of these products do not provide for a guaranteed minimum credited rate, a portion of this book of business provides a guaranteed annual credited rate (currently up to three percent) on the invested assets in addition to enabling participants the right to withdraw and transfer funds at book value.

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

Our reinsurance recoverable balances are periodically assessed for uncollectability and there were no significant allowances for uncollectible reinsurance as of December 31, 2016 and December 31, 2015. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is with accredited reinsurers or is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition.

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

Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers' trade secrets, personal information and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We are also subject to numerous federal and state laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Many of our employees and contractors and the representatives of our broker-dealer subsidiaries and affiliates have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the confidentiality of personal information that is accessible to, or in the possession of, us, our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see “-Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.”

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

Central banks in Europe and Japan have in recent years begun to pursue negative interest rate policies, and the FOMC has not ruled out the possibility that the Federal Reserve would adopt a negative interest rate policy for the United States, at some point in the future, if circumstances so warranted. Because negative interest rates are largely unprecedented, there is uncertainty as to whether the technology used by financial institutions, including us, could operate correctly in such a scenario. Should negative interest rates emerge, our hardware or software, or the hardware or software used by our contractual counterparties and financial services providers, may not function as expected or at all. In such a case, our financial results and our operations could be adversely affected.

A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.

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

On February 16, 2017, the NYDFS issued final Cybersecurity Requirements for Financial Services Companies that will require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry”. The regulation is scheduled to go into effect on March 1, 2017 and has transition periods ranging from 180 days to two years. We are currently evaluating this regulation and its potential impact on our operations, but depending on its implementation, we and other financial services companies may be required to incur significant expense in order to meet its requirements.

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

Our federal tax sharing agreement with Voya Financial, Inc. provides that Voya Financial, Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated. Accordingly, in years we incur losses and the associated tax benefits cannot be used by the consolidated tax group we may establish tax valuation allowances, reduce statutory-based admitted assets and may no longer be entitled to receive net cash payments from Voya Financial, Inc. During the years ended December 31, 2016 and 2015, we made net cash payments/(receipts) to/from Voya Financial, Inc. under the tax sharing agreement of $15.4 million and $54.2 million, respectively.

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

We may be required to reduce the carrying value of our deferred income tax asset or establish an additional valuation allowance against the deferred income tax asset if: (i) there are significant changes to federal tax policy or rates, (ii) our business does not generate sufficient taxable income; (iii) there is a significant decline in the fair market value of our investment portfolio; or (iv) our tax planning strategies are modified. Reductions in the carrying value of our deferred income tax asset or increases in the deferred tax valuation allowance could have a material adverse effect on our results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies. Future facts, circumstances, tax law changes, including a reduction in federal corporate tax rates or the elimination of the dividends received deduction, and FASB developments may result in a reduction in the carrying value of our deferred income tax asset or an increase in the valuation allowance. An increase in the valuation allowance or a reduction in the carrying value of our deferred income tax asset could have a material adverse effect on our results of operations and financial condition.

As of December 31, 2016, we have recognized certain deferred tax assets based on tax planning related to unrealized gains on investment assets. To the extent these unrealized gains decrease, the tax benefit may be reduced by increasing the tax valuation allowance. For example, if interest rates increase, the amount of the unrealized gains will, most likely, decrease, with all other things constant. The decrease in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, "Income Taxes."

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

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business and such events may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see “-Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

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

Although our affiliate, Voya Insurance and Annuity Company ("VIAC") ceased sales of retail variable annuity products with substantial guarantee features, we continue to offer variable annuity products and other products with similar features in our ongoing business.

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

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use affiliated captive reinsurance companies primarily to reinsure certain of our variable annuities and to fund statutory stable value reserves in excess of the economic reserve level. Uncertainties associated with continued use of our affiliated captive reinsurance companies are primarily related to potential regulatory changes. In June 2014, the NAIC adopted a new regulatory framework for captives assuming business governed by Regulators XXX or AXXX, called the "Rector framework". In December 2014, the NAIC adopted Actuarial Guideline 48 (“AG48”) which established a new regulatory requirement applicable to XXX and AG38 reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector framework. As adopted, AG48 limits the type of assets that may be used as collateral to cover the XXX and AG38 statutory reserves and is applied prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The purpose of AG48 was to implement the substantive requirements of the Rector Framework, effective January 1, 2015, pending development and adoption by the states of the new XXX/AXXX Regulation. The NAIC charged multiple working groups with the responsibility to prepare the XXX/AXXX Regulation and in December 2016, the NAIC adopted the XXX/AXXX Regulation and amended AG48 to align its provisions with the XXX/AXXX Regulation. In 2014, the NAIC also considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the “Standard”), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies AG48. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our affiliated Arizona captives, SLDI and its wholly owned subsidiary, Roaring River II, Inc.

During 2015, The NAIC Financial Conditions (E) Committee (the “E Committee”) established the Variable Annuities Issues (E) Working Group (“VAIWG”) to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (the “VA Framework for Change”) which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not mandate recapture by insurers of VA cessions to captives. In November 2015, VAIWG engaged Oliver Wyman ("OW") to conduct a quantitative impact study involving industry participants including our affiliate, VIAC, of various reforms outlined in the VA Framework for Change (the "QIS"). OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August. The OW report proposed certain revisions to the current VA reserve and capital framework and recommended a second quantitative impact study to be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a fourth quarter 2016 public comment period and several meetings on the OW proposal, the VAIWG determined that a second quantitative impact study (the "QIS2") involving industry participants including our affiliate, VIAC, will be conducted by OW. The QIS2 began in February 2017 and is expected to be completed by September 2017, with NAIC deliberations on QIS2 results during the fourth quarter of 2017. Although the QIS2 timetable indicates the VAIWG expects to complete its work in 2017, timing for implementation of changes to the current VA reserve and capital framework remains uncertain.

We cannot predict what revisions, if any, would be made to the XXX/AXXX Regulation or the Standard for application to captives that assume XXX or AXXX business, as states consider their adoption or undertake their implementation, to the VA Framework for Change proposal as a result of QIS2 and ongoing NAIC deliberations, or to the Standard, if adopted for variable annuity captives. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, including, if adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, the Standard, could have a material adverse effect on our financial condition or results of operations.

Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees such as variable annuities and universal life policies, and are considering further potentially significant changes in these requirements.

In addition, state insurance regulators have become more active in adopting and enforcing suitability standards with respect to sales of fixed and indexed annuities. In particular, the NAIC has adopted a revised SAT, which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Many states have already taken action to adopt provisions based on the SAT.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. It effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that has substantially advanced but is not yet complete. While some studies have already been completed and the rule-making process is well underway, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. Although the new presidential administration has indicated a desire to revise or reverse some of its provisions, the fate of these proposals is unclear, and we cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. The Dodd-Frank Act's potential effects could include:

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

•
Title VII of the Dodd-Frank Act creates a new framework for regulation of the OTC derivatives markets. As a result of the adoption of final rules by federal banking regulators and the CFTC in 2015 establishing margin requirements for non-centrally cleared derivatives, the amount of collateral we may be required to pledge in support of such transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin on non-centrally cleared derivatives commencing in 2020. Notwithstanding the broad categories of non-cash collateral permitted under the rules, higher capital charges on non-cash collateral applicable to our bank counterparties may significantly increase pricing of derivatives and restrict or eliminate certain types of eligible collateral that we have available to pledge, which could significantly increase our hedging costs, adversely affect the liquidity and yield of our investments, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

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

•
The Dodd-Frank Act establishes the FIO within the Treasury Department. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including participating in the FSOC's decisions regarding insurers to be designated for stricter regulation by the Federal Reserve. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States and that report was issued in December 2013. FIO has an ongoing charge to monitor all aspects of the insurance industry and state regulatory developments, including those called for in its report and present options for federal involvement if deemed necessary.

The Dodd-Frank Act also includes various securities law reforms that may affect our business practices. See “Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability” below.

Although the full impact of the Dodd-Frank Act cannot be determined until the various studies mandated by the law are conducted and implementing regulations are adopted, many of the legislation's requirements could have profound and/or adverse consequences for the financial services industry, including for us. The Dodd-Frank Act could make it more expensive for us to conduct business, require us to make changes to our business model or satisfy increased capital requirements, subject us to greater regulatory scrutiny or to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act and have a material adverse effect on our results of operations or financial condition. Additionally, there is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

While too early to meaningfully assess the prospects of specific provisions and their application to us, the interplay between the legislative agenda advanced by Congressional Republicans and that of the new presidential administration will likely impact our taxes and possibly make some of our insurance, annuity and investment products less attractive to customers. Additionally, the House has signaled interest in pursuing international tax reform, including a "cash flow regime" of border adjustments aimed at incentivizing U.S. jobs and helping to pay for (along with broadening the taxable income base) reducing overall corporate tax rates. Also viewed as possible revenue raisers are certain proposals uniquely affecting the industry such as those dealing with our dividend received deduction, benefit reserve deduction, and acquisition cost deduction. Moreover, states that stand to lose tax revenue as a consequence of such federal reform will be under pressure to enact additional measures of their own which could result in raising revenue from us and possibly make our products less attractive to our customers.

Proposals uniquely affecting the industry include modifying the dividends received deduction for life insurance company separate accounts, which could significantly reduce or eliminate the dividends received deduction that we are able to claim for dividends received in separate accounts. As such, the dividend received deduction is a significant component of the difference between our actual tax expense and the expected tax expense currently determined using the federal statutory income tax rate of 35%.

Also, interpretation and enforcement of existing tax law could change and could be applied to us as part of an IRS examination and increase our tax costs. In the course of such examinations, we have entered into agreements with the IRS to resolve issues related to: (1) the application of the Section 382 limitation, (2) whether certain derivative transactions qualify for hedge treatment, (3) the proper treatment of valid tax hedge gains and losses and (4) “other than temporary impairment” losses. These agreements may be superseded by future enacted laws, regulations or public guidance that increase our taxes and our effective tax rates.

Further, changes in tax rates as a consequence of tax reform could affect the amount of our deferred tax assets and deferred tax liabilities. A reduction in the top federal tax rate would result in lower deferred tax liabilities. Moreover, a reduction in the statutory deferred tax asset may impact the ability of the affected insurance subsidiaries to make distributions to us and consequently could negatively impact our ability to pay dividends to our stockholders and to service our debt.

Current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products, and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits could make some of our products less attractive to customers. Reductions in individual income tax rates or estate tax rates could also make some of our products less advantageous to customers. Changes in federal tax laws that reduce the amount an individual can contribute on a pre-tax basis to an employer-provided, tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or changes that would limit an individual’s aggregate amount of tax-deferred savings could make our retirement products less attractive to customers.

Changes to federal regulations could adversely affect our distribution model by restricting our ability to provide customers with advice.

In April 2016, the Department of Labor ("DOL") issued a final rule that will broaden the definition of "fiduciary" for purposes of Employment Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. The rule is scheduled to take effect on April 10, 2017, but, as described below, it is currently uncertain whether the rule will be delayed, amended or repealed. If and when the rule takes effect, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where VRIAC is deemed to act in a fiduciary capacity, we will in certain cases need to either modify our sales and compensation practices or find an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" (“BIC”) intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. We expect this exemption to go into effect only if the rule does. While this exemption would enable us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable” - there are practical difficulties with relying on the exemption that we believe will limit its utility in certain markets, particularly the retail annuities market, where many of our current distributors are not able to rely on the exemption because they do not do business through regulated financial institutions. While it is too early to predict what impact this would have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities.

In addition, the rule may make it easier for the DOL in enforcement actions, and for plaintiffs' attorneys in litigation, to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide.

President Trump issued a directive in February 2017 requiring the DOL to take certain actions with respect to the rule, which may result in its revision or a delay in its implementation beyond its April 10, 2017 first applicability date. On March 2, 2017 the DOL published in the Federal Register (i) a proposal to delay applicability of the rule for 60 days beyond April 10, 2017, which is subject to a 15-day notice-and-comment period, and (ii) a request for comments on whether and how the rule should be modified in furtherance of the presidential directive, which is subject to a 45-day notice and comment period. It is unclear whether the DOL will delay applicability of the rule after the close of the 15-day comment period, and whether, or to what extent, the DOL will revise the rule after the close of the 45-day comment period. On March 10, 2017, the DOL announced a temporary policy to not enforce compliance with the rule for a transition period while the DOL considers the proposed delay described above. This policy does not, however, extend to the enforcement of the rule with respect to IRAs or private rights of action, and therefore appears to provide incomplete relief in the event a delay is not finalized prior to April 10, 2017.

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

During the year ended December 31, 2016, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $278.0 million, $274.0 million of which was paid on May 23, 2016 and $4.0 million of which was paid on December 27, 2016. During the year ended December 31, 2015, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $321.0 million, $231.0 million of which was paid on May 20, 2015 and $90.0 million of which was paid on December 23, 2015. On March 31, 2016, Voya Financial Partners, LLC ("VFP") paid a $20.0 million dividend to VRIAC, its parent; on June 28, 2016, VFP paid a $20.0 million dividend to VRIAC; on September 29, 2016, VFP paid a $20.0 million dividend to VRIAC; and on December 12, 2016, VFP declared a dividend in the amount of $25.0 million, which was paid on December 16, 2016. On December 23, 2015, VFP paid a $115.0 million dividend to VRIAC, its parent. During the years ended December 31, 2016 and 2015, Directed Services LLC ("DSL") did not pay any dividends to VRIAC, its parent.

During the years ended December 31, 2016 and 2015, VRIAC did not receive any capital contributions from its Parent.

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2016, 2015 and 2014 and financial condition as of December 31, 2016 and 2015. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Note Concerning Forward-Looking Statements."

Overview

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

Our products include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. Our products are offered primarily to employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets"), small to mid-sized corporations and individuals. We also provide stable value investment options, including separate account guaranteed investment contracts (e.g. GICs) and synthetic GICs, to institutional clients. Our products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, consultants, dedicated financial guidance, planning and advisory representatives associated with Voya Financial, Inc.'s retail broker-dealer, Voya Financial Advisors, Inc. ("Voya Financial Advisors").

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

Critical Accounting Judgments and Estimates

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

Insurance and Other Reserves

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 1.0% to 6.5%.

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

The discount rate used to determine the fair value of the liabilities for our FIA and Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit default swap ("CDS") spreads, adjusted to reflect the credit quality of VRIAC, the issuer of the guarantee, as well as an adjustment to reflect the priority of policyholder claims.The impact of the nonperformance risk adjustment on the fair value of these liabilities was a reduction of approximately $33.0 million and $26.0 million as of December 31, 2016 and 2015, respectively.

Assumptions and Periodic Review

We review overall policyholder experience at least annually (including lapse, annuitization, withdrawal and mortality) and update these assumptions when deemed necessary, based on additional information that becomes available. If policyholder experience is significantly different from that assumed, such could have a significant effect on our reserve levels and related results of operations.

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

•
One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. We use a reversion to the mean approach, which assumes that the market returns over the entire mean reversion period are consistent with a long-term level of equity market appreciation. We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

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

During the third quarter of 2016, 2015 and 2014, we conducted our annual review of assumptions, including projection model inputs, which resulted in net unfavorable unlocking of DAC and VOBA of $97.9 million, $36.5 million and $24.7 million, respectively.

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

($ in millions)	As of December 31, 2016
Decrease in long-term equity rate of return assumption by 100 basis points	$(36.2)
A change to the long-term interest rate assumption of -50 basis points	(21.4)
A change to the long-term interest rate assumption of +50 basis points	5.1

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

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing or other similar techniques. Inputs to these methodologies include, but are not limited to, market observable inputs such as benchmark yields, credit quality, issuer spreads, bids, offers and cash flow characteristics of the security. For privately placed bonds, we also consider such factors as the net worth of the borrower, value of the collateral, the capital structure of the borrower, the presence of guarantees, and the borrower's ability to compete in its relevant market. Valuations are reviewed and validated monthly by an internal valuation committee using price variance reports, comparisons to internal pricing models, back testing of recent trades, and monitoring of trading volumes, as appropriate.

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

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives and stand-alone derivatives associated with certain annuity contracts, see the "Reserves for Future Policy Benefits" section.

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

When assessing our intent to sell a security, or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

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

Income Taxes

The results of our operations are included in the consolidated tax return of Voya Financial, Inc. Generally, our Consolidated Financial Statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of ASC Topic 740, "Income Taxes" as if we were a separate taxpayer rather than a member of Voya Financial, Inc.'s consolidated income tax return group, with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement.

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

As of December 31, 2016, we have recognized $58.3 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support the recognition of deferred tax assets, which have been provided on deductible temporary differences, and may be adversely impacted by decreases in unrealized gains.

We recorded the following valuation allowances:

($ in millions)	As of December 31,
	2016	2015
Foreign tax credits	$5.0	$7.1

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

For example, a reduction in the corporate tax rate would most likely result in a tax benefit based on the fact that, as of December 31, 2016, we have a deferred tax liability. Conversely, an increase in the corporate tax rate would most likely result in an additional tax expense.

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

Results of Operations

	Year Ended December 31,
($ in millions)	2016	2015	2014
Revenues:
Net investment income	$1,500.6	$1,409.8	$1,389.4
Fee income	724.6	765.3	784.1
Premiums	870.2	657.1	88.8
Broker-dealer commission revenue	175.4	229.7	244.9
Net realized capital gains (losses):
Total other-than-temporary impairments	(19.0)	(44.7)	(7.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.4	1.2	—
Net other-than-temporary impairments recognized in earnings	(19.4)	(45.9)	(7.1)
Other net realized capital gains (losses)	(193.8)	(231.3)	(132.5)
Total net realized capital gains (losses)	(213.2)	(277.2)	(139.6)
Other revenue	(1.4)	(1.6)	4.4
Total revenues	3,056.2	2,783.1	2,372.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,764.6	1,422.3	927.8
Operating expenses	815.5	772.5	783.9
Broker-dealer commission expense	175.4	229.7	244.9
Net amortization of Deferred policy acquisition costs and Value of business acquired	166.5	132.6	109.2
Total benefits and expenses	2,922.0	2,557.1	2,065.8
Income (loss) before income taxes	134.2	226.0	306.2
Income tax expense (benefit)	21.4	52.8	74.5
Net income (loss)	$112.8	$173.2	$231.7

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Our Net income (loss) for the year ended December 31, 2016 reflected lower income primarily due to higher Interest credited and other benefits to contract/policyholders and Operating expenses, lower Fee income and higher Net amortization of DAC and VOBA, partially offset by higher Premiums and Net investment income as well as lower Net realized capital losses.

Revenues

Total revenues increased $273.1 million from $2,783.1 million to $3,056.2 million for the year ended December 31, 2016 primarily due to higher Premiums and Net investment income and lower Net realized capital losses, partially offset by lower Broker-dealer commission revenue and Fee income.

Net investment income increased $90.8 million from $1,409.8 million to $1,500.6 million primarily due to growth in general account assets driven by positive net flows, including participants’ transfers from variable investment options into fixed investment options, and higher alternative investment income, partially offset by lower prepayment fee income and lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $40.7 million from $765.3 million to $724.6 million primarily due to lower retirement plan fees resulting from a shift in the business mix, participants’ transfers from variable investment options into fixed investment options, lower management fee revenue and lower advisory fees.

Premiums increased $213.1 million from $657.1 million to $870.2 million primarily due to higher sales of pension risk transfer contracts, which correspond to higher Interest credited and other benefits to contract owners/policyholders below.

Broker-Dealer commission revenue decreased $54.3 million from $229.7 million to $175.4 million primarily due to lower assets under management ("AUM") in the variable annuity business, which corresponds to lower Broker-Dealer commission expense below.

Total net realized capital losses decreased $64.0 million from $277.2 million to $213.2 million primarily due to favorable changes in the fair value of derivatives and embedded derivatives on product guarantees (from a loss of $52.4 million in the prior period to a gain of $12.7 million in the current period), partially offset by unfavorable changes in the fair value of fixed maturities using the fair value option. The net changes in the fair value of derivatives, embedded derivatives on product guarantees and fixed maturities using the fair value option were primarily the result of interest rate movements.

Benefits and Expenses

Total benefits and expenses increased $364.9 million from $2,557.1 million to $2,922.0 million primarily due to higher Interest credited and other benefits to contract owners/policyholders, Operating expenses and Net amortization of DAC and VOBA, partially offset by lower Broker-dealer commission expense.

Interest credited and other benefits to contract owners/policyholders increased $342.3 million from $1,422.3 million to $1,764.6 million primarily due to an increase in the change in reserves associated with the pension risk transfer contracts, an unfavorable change in the fair value of the embedded derivative on reinsurance and an increase in general account liabilities which corresponds to the growth in general account assets.

Operating expenses increased $43.0 million from $772.5 million to $815.5 million primarily due higher employee-related expenses, higher retirement plan expenses related to the immediate recognition of actuarial losses in the current period compared to actuarial gains in the prior period, resulting from changes in assumptions primarily due to discount rates and demographic data, and higher letter of credit fees, partially offset by lower investment advisory fees.

Broker-Dealer commission expense decreased $54.3 million from $229.7 million to $175.4 million primarily due to lower AUM in the variable annuity business, which corresponds to lower Broker-Dealer commission revenue above.

Net amortization of DAC and VOBA increased $33.9 million from $132.6 million to $166.5 million primarily due to higher unfavorable DAC/VOBA unlocking as a result of annual assumption updates and rate projection updates as well as contract changes, partially offset by lower amortization related to the change in embedded derivatives associated with a reinsurance agreement and unfavorable DAC/VOBA unlocking in the prior period due to anticipated contract terminations.

Income Taxes

Income tax expense (benefit) decreased $31.4 million from an expense of $52.8 million to an expense of $21.4 million primarily due to a decrease in income before income taxes.

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

Total net realized capital gains (losses) increased $137.6 million from a loss of $139.6 million to a loss of $277.2 million primarily due to unfavorable changes in the fair value of fixed maturities using the fair value option, unfavorable changes in the fair value of derivatives and unfavorable changes in the realized loss from impairments on available-for-sale fixed maturities, including securities pledged. These unfavorable changes were partially offset by favorable changes in the fair value of embedded derivatives on product guarantees (from a loss of $101.2 million in the prior period to a loss of $52.4 million in the current period). The changes in the fair value of fixed maturities using the fair value option, derivatives and embedded derivatives on product guarantees were primarily the result of interest rate movements in the current period compared to the prior period.

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

See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	December 31, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$23,169.9	76.5%	$21,211.6	78.3%
Fixed maturities, at fair value using the fair value option	957.2	3.2%	798.0	2.9%
Equity securities, available-for-sale	82.3	0.3%	131.3	0.5%
Short-term investments(1)	32.9	0.1%	—	—%
Mortgage loans on real estate	4,254.5	14.0%	3,729.1	13.8%
Policy loans	218.9	0.7%	229.8	0.8%
Limited partnerships/corporations	347.8	1.1%	298.5	1.1%
Derivatives	470.8	1.6%	450.3	1.7%
Securities pledged	767.9	2.5%	249.2	0.9%
Total investments	$30,302.2	100.0%	$27,097.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

($ in millions)	December 31, 2016
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$692.8	2.9%	$787.0	3.2%
U.S. Government agencies and authorities	3.8	—%	3.8	—%
State, municipalities, and political subdivisions	794.7	3.3%	795.4	3.2%
U.S. corporate public securities	9,511.1	39.6%	9,972.4	40.0%
U.S. corporate private securities	2,950.9	12.3%	2,960.6	11.9%
Foreign corporate public securities and foreign governments(1)	2,801.4	11.7%	2,884.4	11.6%
Foreign corporate private securities(1)	2,822.0	11.8%	2,910.0	11.7%
Residential mortgage-backed securities	2,670.5	11.1%	2,788.0	11.2%
Commercial mortgage-backed securities	1,301.2	5.4%	1,317.7	5.3%
Other asset-backed securities	466.4	1.9%	475.7	1.9%
Total fixed maturities, including securities pledged	$24,014.8	100.0%	$24,895.0	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$616.6	2.8%	$721.4	3.2%
U.S. Government agencies and authorities	4.3	—%	4.3	—%
State, municipalities, and political subdivisions	589.9	2.7%	595.8	2.7%
U.S. corporate public securities	9,472.4	43.5%	9,600.5	43.2%
U.S. corporate private securities	2,336.0	10.7%	2,359.9	10.6%
Foreign corporate public securities and foreign governments(1)	2,868.7	13.2%	2,812.2	12.6%
Foreign corporate private securities(1)	2,678.8	12.3%	2,711.4	12.2%
Residential mortgage-backed securities	1,761.1	8.1%	1,929.2	8.7%
Commercial mortgage-backed securities	1,228.9	5.6%	1,274.9	5.7%
Other asset-backed securities	240.7	1.1%	249.2	1.1%
Total fixed maturities, including securities pledged	$21,797.4	100.0%	$22,258.8	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2016, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

Information about certain of our fixed maturity securities holdings by NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings, Inc. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2016 and 2015 the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2016 and 2015, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received then the middle rating is applied;

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$787.0	$—	$—	$—	$—	$—	$787.0
U.S. Government agencies and authorities	3.8	—	—	—	—	—	3.8
State, municipalities and political subdivisions	756.9	38.0	0.5	—	—	—	795.4
U.S. corporate public securities	5,087.2	4,340.8	427.5	88.8	25.6	2.5	9,972.4
U.S. corporate private securities	1,506.8	1,327.3	95.1	29.9	—	1.5	2,960.6
Foreign corporate public securities and foreign governments(1)	1,392.2	1,196.1	228.2	51.6	16.1	0.2	2,884.4
Foreign corporate private securities(1)	426.7	2,229.1	248.3	1.9	1.2	2.8	2,910.0
Residential mortgage-backed securities	2,731.9	4.7	3.1	—	4.7	43.6	2,788.0
Commercial mortgage-backed securities	1,317.7	—	—	—	—	—	1,317.7
Other asset-backed securities	429.5	37.8	3.2	2.2	—	3.0	475.7
Total fixed maturities	$14,439.7	$9,173.8	$1,005.9	$174.4	$47.6	$53.6	$24,895.0
% of Fair Value	58.0%	36.9%	4.0%	0.7%	0.2%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$721.4	$—	$—	$—	$—	$—	$721.4
U.S. Government agencies and authorities	4.3	—	—	—	—	—	4.3
State, municipalities and political subdivisions	578.0	17.3	0.5	—	—	—	595.8
U.S. corporate public securities	4,514.9	4,516.8	491.4	74.4	—	3.0	9,600.5
U.S. corporate private securities	1,205.7	1,062.5	76.9	14.8	—	—	2,359.9
Foreign corporate public securities and foreign governments(1)	1,362.2	1,182.5	254.8	10.8	1.4	0.5	2,812.2
Foreign corporate private securities(1)	343.3	2,246.1	114.9	6.5	—	0.6	2,711.4
Residential mortgage-backed securities	1,861.5	4.7	1.2	0.1	6.9	54.8	1,929.2
Commercial mortgage-backed securities	1,270.7	4.1	0.1	—	—	—	1,274.9
Other asset-backed securities	238.8	7.9	—	2.1	—	0.4	249.2
Total fixed maturities	$12,100.8	$9,041.9	$939.8	$108.7	$8.3	$59.3	$22,258.8
% of Fair Value	54.4%	40.6%	4.2%	0.5%	—%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$787.0	$—	$—	$—	$—	$787.0
U.S. Government agencies and authorities	3.8	—	—	—	—	3.8
State, municipalities and political subdivisions	85.0	482.8	189.1	38.0	0.5	795.4
U.S. corporate public securities	101.0	711.0	4,272.1	4,328.9	559.4	9,972.4
U.S. corporate private securities	98.1	157.7	1,172.9	1,375.9	156.0	2,960.6
Foreign corporate public securities and foreign governments(1)	31.4	339.6	1,021.4	1,195.9	296.1	2,884.4
Foreign corporate private securities(1)	—	—	503.6	2,293.8	112.6	2,910.0
Residential mortgage-backed securities	2,425.2	0.5	1.7	25.1	335.5	2,788.0
Commercial mortgage-backed securities	1,217.3	3.3	40.6	10.1	46.4	1,317.7
Other asset-backed securities	342.6	38.8	9.9	49.7	34.7	475.7
Total fixed maturities	$5,091.4	$1,733.7	$7,211.3	$9,317.4	$1,541.2	$24,895.0
% of Fair Value	20.4%	7.0%	29.0%	37.4%	6.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$721.4	$—	$—	$—	$—	$721.4
U.S. Government agencies and authorities	4.3	—	—	—	—	4.3
State, municipalities and political subdivisions	68.9	377.7	131.4	17.3	0.5	595.8
U.S. corporate public securities	112.9	481.1	3,906.7	4,522.4	577.4	9,600.5
U.S. corporate private securities	83.6	93.8	971.4	1,139.7	71.4	2,359.9
Foreign corporate public securities and foreign governments(1)	30.6	347.9	984.3	1,181.9	267.5	2,812.2
Foreign corporate private securities(1)	—	6.5	417.1	2,200.7	87.1	2,711.4
Residential mortgage-backed securities	1,694.1	6.3	1.7	24.0	203.1	1,929.2
Commercial mortgage-backed securities	1,080.5	2.0	56.7	9.2	126.5	1,274.9
Other asset-backed securities	195.9	0.7	0.6	18.0	34.0	249.2
Total fixed maturities	$3,992.2	$1,316.0	$6,469.9	$9,113.2	$1,367.5	$22,258.8
% of Fair Value	17.9%	5.9%	29.1%	41.0%	6.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $274.7 million from $554.2 million to $279.5 million for the year ended December 31, 2016. The decrease in gross unrealized capital losses was primarily due to narrowing credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, increased $441.4 million from $112.8 million to $554.2 million for the year ended December 31, 2015. The increase in gross unrealized capital losses was primarily due to rising interest rates and widening credit spreads.

As of December 31, 2016, we held one fixed maturity with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity equaled $13.9 million, or 5.0% of the total unrealized losses. As of December 31, 2015, we held one fixed maturity with unrealized capital losses in excess of $10.0 million.The unrealized capital losses on this fixed maturity equaled $15.4 million, or 2.8% of the total unrealized losses.

As of December 31, 2016, we had $2.2 billion of energy sector fixed maturity securities, constituting 8.8% of the total fixed maturities portfolio, with gross unrealized capital losses of $48.8 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10.0 million. The unrealized capital loss on this fixed maturity equaled $13.9 million. As of December 31, 2016, our fixed maturity exposure to the energy sector is comprised of 83.0% investment grade securities.

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

We do not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. We define Alt-A mortgages to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but for which loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of December 31, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $33.1 million, $28.2 million and $0.9 million, respectively, representing 0.1% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $40.5 million, $37.1 million and $1.4 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2016
	1	85.8%	AAA	—%	2007	2.2%
	2	8.0%	AA	—%	2006	20.1%
	3	5.1%	A	0.9%	2005 and prior	77.7%
	4	1.1%	BBB	4.9%		100.0%
	5	—%	BB and below	94.2%
	6	—%		100.0%
		100.0%
December 31, 2015
	1	84.6%	AAA	—%	2007	3.5%
	2	14.0%	AA	—%	2006	18.4%
	3	—%	A	1.5%	2005 and prior	78.1%
	4	0.4%	BBB	12.7%		100.0%
	5	—%	BB and below	85.8%
	6	1.0%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $48.4 million, $35.9 million and $0.8 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $63.6 million, $46.8 million and $0.8 million, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2016
	1	95.5%	AAA	—%	2007	16.3%
	2	3.7%	AA	—%	2006	34.2%
	3	0.8%	A	1.7%	2005 and prior	49.5%
	4	—%	BBB	2.3%		100.0%
	5	—%	BB and below	96.0%
	6	—%		100.0%
		100.0%
December 31, 2015
	1	95.6%	AAA	—%	2007	16.6%
	2	4.4%	AA	0.1%	2006	33.1%
	3	—%	A	1.5%	2005 and prior	50.3%
	4	—%	BBB	2.8%		100.0%
	5	—%	BB and below	95.6%
	6	—%		100.0%
		100.0%
Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through February 2016 (although certain months did post marginal increases). Since then, the delinquency rate has increased slowly. Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS. As a result, the new issuance market for CMBS slowed considerably during the first half of this year. This dynamic, should it resurface, is a risk for the overall performance health of the sectors and is being monitored closely for potential negative impacts. Spread performance in the first half of 2016 was volatile, although signs of increased liquidity and more general stability in credit spreads was observed over the course of the third quarter and into year end.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2016
	1	100.0%	AAA	92.4%	2016	9.3%
	2	—%	AA	0.2%	2015	22.4%
	3	—%	A	3.1%	2014	30.0%
	4	—%	BBB	0.8%	2013	20.2%
	5	—%	BB and below	3.5%	2012	0.9%
	6	—%		100.0%	2011	1.6%
		100.0%			2010 and prior	15.6%
						100.0%
December 31, 2015
	1	99.7%	AAA	84.8%	2015	21.3%
	2	0.3%	AA	0.2%	2014	31.0%
	3	—%	A	4.4%	2013	20.0%
	4	—%	BBB	0.7%	2012	0.9%
	5	—%	BB and below	9.9%	2011	1.7%
	6	—%		100.0%	2010	0.8%
		100.0%			2009 and prior	24.3%
						100.0%

As of December 31, 2016, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $447.8 million, $443.8 million and $0.9 million, respectively. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $214.4 million, $209.9 million and $0.5 million, respectively.

As of December 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLOs") and automobile receivables, comprising 31.4% , 44.7% and 6.9%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables and automobile receivables, comprising 73.7% and 1.7%, respectively, of total Other ABS, excluding subprime exposure. There were no nonconsolidated collateralized loan obligations related to Other ABS.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2016
	1	89.8%	AAA	76.5%	2016	59.5%
	2	8.4%	AA	8.7%	2015	5.7%
	3	0.7%	A	2.1%	2014	8.9%
	4	0.4%	BBB	10.7%	2013	—%
	5	—%	BB and below	2.0%	2012	—%
	6	0.7%		100.0%	2011	—%
		100.0%			2010 and prior	25.9%
						100.0%
December 31, 2015
	1	97.2%	AAA	91.4%	2015	17.2%
	2	1.9%	AA	0.3%	2014	18.5%
	3	—%	A	—%	2013	—%
	4	0.9%	BBB	6.0%	2012	1.7%
	5	—%	BB and below	2.3%	2011	—%
	6	—%		100.0%	2010	4.2%
		100.0%			2009 and prior	58.4%
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

As of December 31, 2016 and 2015, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.3% and 60.6%, respectively. See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2016
Loan-to-Value Ratios:
0% - 50%	$353.4	$10.8	$4.9	$—	$—	$369.1	8.7%
>50% - 60%	940.7	63.8	61.7	8.0	4.7	1,078.9	25.3%
>60% - 70%	2,031.0	258.8	241.0	36.6	6.7	2,574.1	60.5%
>70% - 80%	102.5	81.8	33.1	0.2	13.2	230.8	5.4%
>80% and above	—	—	—	1.9	0.8	2.7	0.1%
Total	$3,427.6	$415.2	$340.7	$46.7	$25.4	$4,255.6	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2015
Loan-to-Value Ratios:
0% - 50%	$362.6	$16.0	$12.3	$—	$4.2	$395.1	10.6%
>50% - 60%	817.7	70.3	57.2	19.5	4.7	969.4	26.0%
>60% - 70%	1,696.9	320.5	108.6	15.4	16.8	2,158.2	57.8%
>70% - 80%	80.5	87.7	30.5	0.9	5.2	204.8	5.5%
>80% and above	—	—	—	2.8	—	2.8	0.1%
Total	$2,957.7	$494.5	$208.6	$38.6	$30.9	$3,730.3	100.0%

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

For the year ended December 31, 2016, we recorded $1.9 million of credit related OTTI of which the primary contributor was $0.6 million of write-downs recorded in the Foreign Private sector. For the year ended December 31, 2016, we recorded $17.5 million of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on OTTI.

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

The United States and European Union continue to maintain sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine. We remain comfortable with our aggregate Russian exposure of $69.9 million, given its relatively small allocation in our total investment portfolio.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of December 31, 2016:

Selected Countries Fixed Maturities and Equity Securities
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$94.2	(1)	$94.2	(1)	$89.2
Italy	—	—	92.1		92.1		87.7
Spain	—	—	38.2		38.2		34.6
Total Peripheral Europe	$—	$—	$224.5		$224.5		$211.5
(1) Includes $0.6 million derivative assets.

We did not have any exposure to Greece or Portugal. Among the remaining $2.9 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2016, our sovereign exposure was $116.3 million, which consisted of fixed maturities. We also had $398.1 million in net exposure to non-peripheral financial institutions with a concentration in France of $68.0 million, The Netherlands of $41.1 million, Switzerland of $106.7 million and the United Kingdom of $164.1 million. The balance of $2.4 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $1,236.0 million, we had significant non-peripheral European total country exposures in The Netherlands of $367.5 million, in Belgium of $194.5 million, in France of $157.1 million, in Germany of $315.8 million and in Switzerland of $257.8 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of December 31, 2016 and 2015, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc., under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 54.5% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2016, VRIAC had securities lending collateral assets of $242.8 million , which represents approximately 0.3% of its general account statutory admitted assets. As of December 31, 2015, VRIAC had securities lending collateral assets of $182.9 million, which represents approximately 0.2% of its general account statutory admitted assets.

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

At December 31, 2016 and 2015, the amount of the loan outstanding was $4.9 million, which was reflected in Long-term debt on the Consolidated Balance Sheets.

Capital Contributions and Dividends

During the year ended December 31, 2016, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $278.0 million, of which $274.0 million was paid on May 23, 2016 and $4.0 million was paid on December 27, 2016. During the year ended December 31, 2015, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $321.0 million, of which$231.0 million was paid on May 20, 2015 and $90.0 million was paid on December 23, 2015.

On March 31, 2016, VFP paid a $20.0 million dividend to VRIAC; on June 28, 2016, VFP paid a $20.0 million dividend to VRIAC; on September 29, 2016, VFP paid a $20.0 million dividend to VRIAC; and on December 12, 2016, VFP declared a dividend in the amount of $25.0 million, which was paid on December 16, 2016. On December 23, 2015 VFP paid a dividend in the amount of $115.0 million to VRIAC, its parent.

During the years ended December 31, 2016 and 2015, DSL did not pay any dividends to VRIAC, its parent.

During the years ended December 31, 2016 and 2015, VRIAC did not receive any capital contributions from its Parent.

Collateral

Under the terms of our Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2016, we held $42.6 million and $227.1 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, we held $120.3 million and $179.5 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2016, we delivered $219.7 million of securities and held $11.2 million of securities as collateral. As of December 31, 2015, the Company delivered $70.3 million of securities and held $11.1 million of securities as collateral.

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

Separate account assets supporting variable options under variable annuity contracts are invested, as designated by the contract owner or participant under a contract, in shares of mutual funds that are managed by the Company, or its affiliates, or in other selected mutual funds not managed by the Company.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. On November 15, 2016, Moody’s revised its outlook for the US life insurance industry to negative from stable. The outlook change reflects Moody's expectation for fundamental business conditions in the industry over the next 12 to 18 months including increasing pressures on life insurers' profits, due to low interest rates, coupled with key shifts in their regulatory and business environments. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change.

Ratings actions affirmation and outlook changes by S&P, Fitch, Moody's and A.M. Best from December 31, 2015 through December 31, 2016 and subsequently through the date of this Annual Report on Form 10-K are as follows:

•
On November 17, 2016, A.M. Best affirmed the financial strength rating of A of the key life insurance entities of Voya Financial, Inc., including VRIAC, with a Stable outlook. Concurrently, A.M. Best upgraded Voya’s Long-Term Issuer Credit Rating to bbb+ from bbb as well as its Senior Unsecured Debt rating. Voya Financial, Inc.’s junior subordinated debt rating was also upgraded to bbb- from bb+. The outlook of these Credit Ratings were revised to Stable from Positive.

•
On September 20, 2016, Fitch affirmed Voya Financial, Inc.'s long-term issuer credit rating, senior debt ratings and junior subordinated debt rating. Fitch also affirmed the financial strength ratings of the U.S. operating entities, including VRIAC. The rating outlook for all ratings is Stable.

70

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

We have entered into the following agreements that are accounted for under the deposit method with two of our affiliates. As of December 31, 2016 and 2015, we had deposit assets of $80.4 million and $91.0 million, respectively, and deposit liabilities of $172.0 million and $194.8 million, respectively, related to these agreements. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

Effective January 1, 2014, we entered into a coinsurance agreement with Langhorne I, LLC, an affiliated captive reinsurance company, to manage reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee business.

Effective, December 31, 2012, we entered into an automatic reinsurance agreement with our affiliate, Security Life of Denver International Limited ("SLDI"), to manage the reserve and capital requirements in connection with a portion of our deferred annuities business. Under the terms of the agreement, we reinsure to SLDI, on an indemnity reinsurance basis, a quota share of our liabilities on certain contracts. The quota share percentage with respect to the contracts that are delivered or issued for delivery in the State of New York is 90% and the quota share percentage with respect to the contracts that are delivered or issued for delivery outside of the State of New York is 100%.

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

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Through the normal course of investment operations, we commit to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2016 and 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $602.0 million and $221.0 million, respectively, and purchase limited partnerships and private placement investments of $455.9 million and $330.4 million, respectively.

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Consolidated Balance Sheets. For information regarding obligations under this program, see the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. As of December 31, 2016, the fair value of securities retained as collateral by lending agent on our behalf was $315.8 million. As of December 31, 2015, we did not retain any securities as collateral.

As of December 31, 2016, we had certain contractual obligations due over a period of time as summarized in the following table.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$1,057.9	$1,006.8	$27.7	$23.4	$—
Reserves for insurance obligations(2)(3)	37,445.7	2,171.7	4,185.1	4,141.0	26,947.9
Retirement and other plans(4)	88.7	8.0	17.4	17.1	46.2
Long-term debt obligation(5)	5.9	0.5	0.1	0.1	5.2
Securities lending and repurchase agreements(6)	564.2	564.2	—	—	—
Total	$39,162.4	$3,751.2	$4,230.3	$4,181.6	$26,999.3
(1) Purchase obligations consist primarily of outstanding commitments under limited partnerships that may occur any time within the terms of the partnership and private loans. The exact timing, however, of funding these commitments related to partnerships and private loans cannot be estimated. Therefore, the total amount of the commitments related to partnerships and private loans is included in the category "Less than 1 Year."
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
(3) Contractual obligations related to certain closed blocks, with Reserves in the amount of $1.6 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by the Company. Although we are not relieved of our legal liability to the contract holder for these closed blocks, third-party collateral of $2.2 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
(4) Includes estimated benefit payments under our non-qualified pension plans, estimated benefit payments under our other postretirement benefit plans and estimated payments of deferred compensation based on participant elections and an average retirement age.
(5) The estimated payments due by period from long-term debt reflects the contractual maturities of principal, as well as estimated future interest payments. See the Financing Agreements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
(6) Payables under securities loan agreements including collateral held represent the liability to return collateral received from counterparties under securities lending agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements include non-cash collateral of $315.8 million. See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information concerning Securities lending agreements.

Repurchase Agreements

We engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. We enter into dollar roll transactions by selling existing mortgage-backed securities ("MBS") and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, we borrow cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledge collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to us and we, in turn, repay the loan amount along with the additional agreed upon interest. We require that at all times during the term of the dollar roll and repurchase agreements, cash or other collateral types obtained is sufficient to allow us to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in short-term investments, with the offsetting obligation to repay the loan included within Other liabilities on the Consolidated Balance Sheets. As per the terms of the agreements, the market value of the loaned securities is monitored with additional collateral obtained or refunded as the market value of the loaned securities fluctuates due to changes in interest rates, spreads and other risk factors.

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, we did not have any securities pledged in dollar rolls or repurchase agreement transactions.

We also enter into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. We require that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing the replacement assets. As of December 31, 2016 and 2015, we did not have any securities pledged under reverse repurchase agreements.

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

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions through a lending agent for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of us. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2016 and 2015, the fair value of loaned securities was $548.2 million and $178.9 million, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of us. As of December 31, 2016 and 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on our behalf was $248.4 million and $185.9 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered, on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, liabilities to return collateral of $248.4 million and $185.9 million, respectively, are included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets.
During the first quarter of 2016 under an amendment to the securities lending program, we began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in our Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2016 the fair value of securities retained as collateral by the lending agent on our behalf was $315.8 million. As of December 31, 2015, the Company did not retain any securities as collateral.

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

The Department recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed by the Department. Statutory capital and surplus of VRIAC was $2.0 billion as of December 31, 2016 and 2015.

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

Derivatives are financial instruments for which values are derived from interest rates, foreign currency exchange rates, financial indices, or other prices of securities or commodities. Derivatives include swaps, futures, options and forward contracts. Under U.S. insurance statutes, we may use derivatives to hedge market values or cash flows of assets or liabilities; to replicate cash market instruments; and for certain limited income generating activities. We are generally prohibited from using derivatives for speculative purposes. References below to hedging and hedge programs refer to our process of reducing exposure to various risks. This does not mean that the process necessarily results in hedge accounting treatment for the respective derivative instruments. To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item and meet other specific requirements. Effectiveness of the hedge is assessed at inception and throughout the life of the hedging relationship. Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. The ineffective portion of a hedging relationship subject to hedge accounting is recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations.

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

We use product design, pricing and asset/liability management ("ALM") strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See Risk Factors -Risks Related to Our Business-General - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates in Part I, Item 1A. of this Annual Report on Form 10-K.

Derivatives strategies include the following:

•
Minimum Interest Rate Guarantees. For certain liability contracts, we provide the contract holder a guaranteed minimum interest rate. These contracts include certain fixed annuities. We purchase interest rate swaps and interest rate options to reduce risk associated with these liability guarantees.

•
Book Value Guarantees in Stable Value Contracts. For certain stable value contracts, the contract holder and participants may surrender the contract for the account value even if the market value of the asset portfolio is in an unrealized loss position. We purchase derivatives including interest rate swaps and interest rate options to reduce the risk associated with this type of guarantee.

•
Other Market Value and Cash Flow Hedges. We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with certain asset classes in our portfolio.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2016 and 2015. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2016
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$24,895.0	$(1,761.2)	$1,922.9
Mortgage loans on real estate	—	4,339.6	(231.6)	254.5
Derivatives:
Interest rate contracts	29,147.5	283.1	37.0	(54.4)
Notes receivable from affiliates		216.2	(26.3)	27.2
Financial liabilities with interest rate risk:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(3)	—	28,876.5	(2,146.1)	2,586.0
Supplementary contracts, immediate annuities and other	—	437.5	(31.7)	38.8
Embedded derivatives on reinsurance	—	(43.5)	(71.2)	81.7
Guaranteed benefit derivatives(3):
FIA	—	23.3	0.3	(0.4)
Stabilizer and MCGs	—	150.5	(90.1)	143.2

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in the Funding agreements without fixed maturities and deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above.

	As of December 31, 2015
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$22,258.8	$(1,538.4)	$1,669.7
Mortgage loans on real estate	—	3,881.1	(209.8)	230.0
Derivatives:
Interest rate contracts	25,594.4	318.4	(89.6)	131.1
Notes receivable from affiliates		208.4	(27.3)	27.3
Financial liabilities with interest rate risk:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(3)	—	27,612.3	(2,009.2)	2,430.9
Supplementary contracts, immediate annuities and other	—	479.2	(34.2)	39.7
Embedded derivatives on reinsurance	—	(71.6)	(63.2)	72.9
Guaranteed benefit derivatives(3):
FIA	—	23.1	0.5	(0.5)
Stabilizer and MCGs	—	161.3	(99.6)	160.6

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in the Funding agreements without fixed maturities and deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above.

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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables present the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2016 and 2015. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts.

	As of December 31, 2016
		Hypothetical Change in Fair Value(1)
($ in millions)	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$82.3	$5.8	$(5.8)
Limited partnerships/corporations	347.8	20.9	(20.9)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	23.3	0.5	(0.9)
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

These hedge programs are limited to the current policy term of the liabilities, based on current participation rates and index caps. Future returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged until such time that policyholder selections of future crediting strategies have been made.

Equity options are used to hedge against an increase in certain equity indices. An increase in various equity indices may result in increased payments to contract holders of FIA contracts. The equity options offset this increased expense.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $25.0 billion and $22.4 billion as of December 31, 2016 and 2015, respectively. Our credit risk materializes primarily as impairment losses and/or credit related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
Voya Retirement Insurance and Annuity Company

We have audited the accompanying consolidated balance sheets of Voya Retirement Insurance and Annuity Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voya Retirement Insurance and Annuity Company and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2017

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2016 and 2015
(In millions, except share and per share data)

	As of December 31,
	2016	2015
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,364.8 as of 2016 and $20,747.1 as of 2015)	$23,169.9	$21,211.6
Fixed maturities, at fair value using the fair value option	957.2	798.0
Equity securities, available-for-sale, at fair value (cost of $67.1 as of 2016 and $116.7 as of 2015)	82.3	131.3
Short-term investments	32.9	—
Mortgage loans on real estate, net of valuation allowance of $1.1 as of 2016 and $1.2 as of 2015	4,254.5	3,729.1
Policy loans	218.9	229.8
Limited partnerships/corporations	347.8	298.5
Derivatives	470.8	450.3
Securities pledged (amortized cost of $692.8 as of 2016 and $252.3 as of 2015)	767.9	249.2
Total investments	30,302.2	27,097.8
Cash and cash equivalents	561.0	661.1
Short-term investments under securities loan agreements, including collateral delivered	378.8	241.5
Accrued investment income	301.5	295.3
Premiums receivable and reinsurance recoverable	1,633.7	1,838.8
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,028.5	1,244.7
Notes receivable from affiliate	175.0	175.0
Current income tax recoverable	0.7	10.5
Due from affiliates	56.4	56.0
Property and equipment	67.7	71.3
Other assets	159.2	167.0
Assets held in separate accounts	61,980.7	58,910.6
Total assets	$96,645.4	$90,769.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2016 and 2015
(In millions, except share and per share data)

	As of December 31,
	2016	2015
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$29,578.1	$27,068.0
Payable for securities purchased	7.7	52.5
Payables under securities loan agreements, including collateral held	648.5	541.3
Long-term debt	4.9	4.9
Due to affiliates	162.1	132.2
Derivatives	172.9	115.1
Deferred income taxes	222.8	133.0
Other liabilities	491.4	443.0
Liabilities related to separate accounts	61,980.7	58,910.6
Total liabilities	93,269.1	87,400.6

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2016 and 2015; $50 par value per share)	2.8	2.8
Additional paid-in capital	2,994.4	3,272.6
Accumulated other comprehensive income (loss)	559.5	386.8
Retained earnings (deficit)	(180.4)	(293.2)
Total shareholder's equity	3,376.3	3,369.0
Total liabilities and shareholder's equity	$96,645.4	$90,769.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Net investment income	$1,500.6	$1,409.8	$1,389.4
Fee income	724.6	765.3	784.1
Premiums	870.2	657.1	88.8
Broker-dealer commission revenue	175.4	229.7	244.9
Net realized capital gains (losses):
Total other-than-temporary impairments	(19.0)	(44.7)	(7.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.4	1.2	—
Net other-than-temporary impairments recognized in earnings	(19.4)	(45.9)	(7.1)
Other net realized capital gains (losses)	(193.8)	(231.3)	(132.5)
Total net realized capital gains (losses)	(213.2)	(277.2)	(139.6)
Other revenue	(1.4)	(1.6)	4.4
Total revenues	3,056.2	2,783.1	2,372.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,764.6	1,422.3	927.8
Operating expenses	815.5	772.5	783.9
Broker-dealer commission expense	175.4	229.7	244.9
Net amortization of Deferred policy acquisition costs and Value of business acquired	166.5	132.6	109.2
Total benefits and expenses	2,922.0	2,557.1	2,065.8
Income (loss) before income taxes	134.2	226.0	306.2
Income tax expense (benefit)	21.4	52.8	74.5
Net income (loss)	$112.8	$173.2	$231.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$112.8	$173.2	$231.7
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	257.8	(693.4)	531.8
Other-than-temporary impairments	8.7	2.8	5.1
Pension and other postretirement benefits liability	(1.4)	(2.3)	(2.2)
Other comprehensive income (loss), before tax	265.1	(692.9)	534.7
Income tax expense (benefit) related to items of other comprehensive income (loss)	92.4	(238.2)	188.6
Other comprehensive income (loss), after tax	172.7	(454.7)	346.1
Comprehensive income (loss)	$285.5	$(281.5)	$577.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2014	$2.8	$3,953.3	$495.4	$(698.1)	$3,753.4
Comprehensive income (loss):
Net income (loss)	—	—	—	231.7	231.7
Other comprehensive income (loss), after tax	—	—	346.1	—	346.1
Total comprehensive income (loss)					577.8
Dividends paid and distributions of capital	—	(371.0)	—	—	(371.0)
Employee related benefits	—	1.6	—	—	1.6
Balance as of December 31, 2014	2.8	3,583.9	841.5	(466.4)	3,961.8
Comprehensive income (loss):
Net income (loss)	—	—	—	173.2	173.2
Other comprehensive income (loss), after tax	—	—	(454.7)	—	(454.7)
Total comprehensive income (loss)					(281.5)
Dividends paid and distributions of capital	—	(321.0)	—	—	(321.0)
Employee related benefits	—	9.7	—	—	9.7
Balance as of December 31, 2015	2.8	3,272.6	386.8	(293.2)	3,369.0
Comprehensive income (loss):
Net income (loss)	—	—	—	112.8	112.8
Other comprehensive income (loss), after tax	—	—	172.7	—	172.7
Total comprehensive income (loss)					285.5
Dividends paid and distributions of capital	—	(278.0)	—	—	(278.0)
Employee related benefits	—	(0.2)	—	—	(0.2)
Balance as of December 31, 2016	$2.8	$2,994.4	$559.5	$(180.4)	$3,376.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$112.8	$173.2	$231.7
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(79.5)	(83.5)	(77.4)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	167.8	133.9	110.9
Net accretion/amortization of discount/premium	(0.7)	7.1	9.6
Future policy benefits, claims reserves and interest credited	1,288.6	1,193.5	616.7
Deferred income tax (benefit) expense	(2.6)	(1.3)	(11.2)
Net realized capital losses	213.2	277.2	139.6
Depreciation	3.6	3.6	3.6
Change in:
Accrued investment income	(6.2)	(10.1)	(0.2)
Premiums receivable and reinsurance recoverable	205.1	90.7	87.1
Other receivables and asset accruals	6.9	2.0	(59.0)
Due to/from affiliates	29.5	25.7	(8.2)
Other payables and accruals	126.5	(56.8)	71.0
Other, net	(11.1)	0.2	(10.6)
Net cash provided by operating activities	2,053.9	1,755.4	1,103.6
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,184.3	3,372.8	3,071.1
Equity securities, available-for-sale	49.3	17.4	14.1
Mortgage loans on real estate	375.3	557.2	504.6
Limited partnerships/corporations	70.8	47.8	43.9
Acquisition of:
Fixed maturities	(5,663.9)	(5,257.7)	(3,300.6)
Equity securities, available-for-sale	—	(28.0)	—
Mortgage loans on real estate	(900.5)	(773.3)	(621.3)
Limited partnerships/corporations	(113.2)	(95.7)	(103.1)
Derivatives, net	28.4	(46.7)	(25.2)
Policy loans, net	10.9	9.3	2.9
Short-term investments, net	(32.9)	241.5	(226.4)
Collateral received (delivered), net	(30.1)	8.1	163.1
Purchases of fixed assets, net	—	(0.1)	—
Net cash used in investing activities	(3,021.6)	(1,947.4)	(476.9)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Financing Activities:
Deposits received for investment contracts	$3,746.0	$3,195.1	$2,355.5
Maturities and withdrawals from investment contracts	(2,534.5)	(2,439.7)	(2,580.4)
Receipts on deposit contracts	—	—	124.7
Settlements on deposit contracts	(66.0)	(63.2)	(54.9)
Excess tax benefits on share-based compensation	0.1	0.7	1.7
Dividends paid and return of capital distribution	(278.0)	(321.0)	(371.0)
Net cash provided by (used in) financing activities	867.6	371.9	(524.4)
Net (decrease) increase in cash and cash equivalents	(100.1)	179.9	102.3
Cash and cash equivalents, beginning of period	661.1	481.2	378.9
Cash and cash equivalents, end of period	$561.0	$661.1	$481.2
Supplemental cash flow information:
Income taxes paid (received), net	$15.4	$54.2	$168.3
Interest paid	—	0.1	—

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

Prior to May 2013, Voya Financial, Inc., together with its subsidiaries, including the Company was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. ING Group continues to hold certain warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments.

VRIAC is a direct, wholly owned subsidiary of Voya Holdings Inc. ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets"), small to mid-sized corporations and individuals. The Company also provides stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to the Company. The Company discontinued sales of these solutions in late 2016 to better align business activities to the Company's priorities. The Company's products are generally distributed through pension professionals, independent agents and brokers, third-party administrators, banks, consultants, dedicated financial guidance, planning and advisory representatives associated with Voya Financial, Inc.'s retail broker-dealer, Voya Financial Advisors, Inc. ("Voya Financial Advisors").

Products offered by the Company include deferred and immediate (i.e., payout) annuity contracts. Company products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services, participant education, and retirement readiness planning tools along with a variety of investment options, including proprietary and non-proprietary mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. Stable value products are also provided to institutional plan sponsors where we may or may not be providing other employer sponsored products and services.

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

When assessing the Company's intent to sell a security, or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

When the Company has determined it has the intent to sell, or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations as an other-than-temporary impairment ("OTTI"). If the Company does not intend to sell the security, and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected ("credit impairment") and the amount related to other factors ("noncredit impairment"). The credit impairment is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss).

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

The Company also has investments in certain fixed maturities and has issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation, and are included in Other assets on the Consolidated Balance Sheets. Expenditures for replacements and major improvements are capitalized; maintenance and repair expenditures are expensed as incurred. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets, which generally range from 3 to 40 years, with the exception of land and artwork which are not depreciated. Depreciation expense is included in Operating expenses in the Consolidated Statements of Operations.

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

Several assumptions are considered significant in the estimation of gross profits associated with the Company's variable products. One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company uses a reversion to the mean approach, which assumes that the market returns over the entire mean reversion period are consistent with a long-term level of equity market appreciation. The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

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

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 1.0% to 6.5%.

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

Contract Owner Account Balances
Contract owner account balances relate to investment-type contracts, as follows:

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 4.8% for the years 2016, 2015 and 2014. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

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

FIA: The Company issues FIAs that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. Such embedded derivatives are recorded in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the Stabilizer products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value, that are not related to attributed fees collected or payments made, are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

Income Taxes

The Company uses certain assumptions and estimates in determining (a) the income taxes payable or refundable to/from Voya Financial, Inc. for the current year, (b) the deferred income tax liabilities and assets for items recognized differently in its Consolidated Financial Statements from amounts shown on its income tax returns and (c) the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis. The Company will continue to evaluate as regulatory and business factors change.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent, such as the dividends received deduction, which is estimated using information from the prior period and current year results. Other differences are temporary, reversing over time, such as the valuation of insurance reserves, and create deferred tax assets and liabilities.

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

Accounting for reinsurance requires use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance. The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers.

Only those reinsurance recoverable balances deemed probable of recovery are recognized as assets on the Company's Consolidated Balance Sheets and are stated net of allowances for uncollectible reinsurance. Amounts currently recoverable and payable under reinsurance agreements are included in Reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Interest credited and other benefits to contract owners/policyholders are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

The Company utilizes reinsurance agreements, accounted for under the deposit method, to manage reserve and capital requirements in connection with a portion of its deferred annuities business. The agreements contain embedded derivatives for which carrying value is estimated based on the change in the fair value of the assets supporting the funds withheld under the agreements.

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

Adoption of New Pronouncements

Derivative Contract Novations
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-05, "Derivatives and Hedging (Accounting Standards Codification ("ASC") Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship.

The provisions of ASU 2016-05 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted, using either a prospective or modified retrospective approach. The Company elected to early adopt ASU 2016-05 as of January 1, 2016 on a prospective basis. The adoption had no effect on the Company's financial condition, results of operations or cash flows.

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

The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using a modified retrospective approach. The adoption had no effect on the Company's financial condition or results of operations, but impacted disclosures only. Investments in limited partnerships previously accounted for as VOEs became VIEs under the new guidance as the limited partners do not hold substantive kick-out rights or participating rights. See Variable Interest Entities section of the Investments Note to these Consolidated Financial Statements for additional information.

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

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" ("ASU 2014-09"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when, or as, the entity satisfies a performance obligation under the contract. ASU 2014-09 also updated the accounting for certain costs associated with obtaining and fulfilling contracts with customers and requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the FASB issued various amendments during 2016 to clarify the provisions and implementation guidance of ASU 2014-09. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the guidance.

The provisions of ASU 2014-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted as of January 1, 2017. Initial adoption of ASU 2014-09 is required to be reported using either a retrospective or modified retrospective approach.

The Company plans to adopt ASU 2014-09 on January 1, 2018. As the scope of ASU 2014-09 excludes insurance contracts and financial instruments, the guidance does not apply to a significant portion of the Company’s business. Consequently, the Company does not currently expect the adoption of this guidance to have a material impact; however, implementation efforts, including assessment of transition approach, are ongoing.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$692.8	$95.9	$1.7	$—	$787.0	$—
U.S. Government agencies and authorities	3.8	—	—	—	3.8	—
State, municipalities and political subdivisions	794.7	16.3	15.6	—	795.4	—
U.S. corporate public securities	9,511.1	533.3	72.0	—	9,972.4	1.3
U.S. corporate private securities	2,950.9	89.4	79.7	—	2,960.6	—
Foreign corporate public securities and foreign governments(1)	2,801.4	120.6	37.6	—	2,884.4	—
Foreign corporate private securities(1)	2,822.0	113.9	25.9	—	2,910.0	—

Residential mortgage-backed securities:
Agency	2,356.7	81.4	27.0	9.3	2,420.4	—
Non-Agency	313.8	47.6	2.0	8.2	367.6	4.8
Total Residential mortgage-backed securities	2,670.5	129.0	29.0	17.5	2,788.0	4.8
Commercial mortgage-backed securities	1,301.2	33.2	16.7	—	1,317.7	—
Other asset-backed securities	466.4	10.6	1.3	—	475.7	2.1

Total fixed maturities, including securities pledged	24,014.8	1,142.2	279.5	17.5	24,895.0	8.2
Less: Securities pledged	692.8	81.9	6.8	—	767.9	—
Total fixed maturities	23,322.0	1,060.3	272.7	17.5	24,127.1	8.2
Equity securities	67.1	15.2	—	—	82.3	—
Total fixed maturities and equity securities investments	$23,389.1	$1,075.5	$272.7	$17.5	$24,209.4	$8.2
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $176.3 of net unrealized gains on impaired available-for-sale securities.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$741.6	$742.6
After one year through five years	4,830.8	5,053.6
After five years through ten years	6,406.6	6,503.1
After ten years	7,597.7	8,014.3
Mortgage-backed securities	3,971.7	4,105.7
Other asset-backed securities	466.4	475.7
Fixed maturities, including securities pledged	$24,014.8	$24,895.0

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of December 31, 2016 and 2015, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's consolidated Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2016
Communications	$1,222.6	$85.3	$10.2	$1,297.7
Financial	2,850.4	146.7	14.1	2,983.0
Industrial and other companies	8,479.5	346.4	98.9	8,727.0
Energy	2,144.8	104.9	48.8	2,200.9
Utilities	2,436.2	130.1	31.3	2,535.0
Transportation	617.7	25.7	5.6	637.8
Total	$17,751.2	$839.1	$208.9	$18,381.4

December 31, 2015
Communications	$1,218.8	$67.1	$28.6	$1,257.3
Financial	2,651.5	146.8	13.1	2,785.2
Industrial and other companies	7,778.2	267.7	180.7	7,865.2
Energy	2,655.2	26.1	261.8	2,419.5
Utilities	2,150.7	122.1	21.8	2,251.0
Transportation	560.6	14.0	13.8	560.8
Total	$17,015.0	$643.8	$519.8	$17,139.0

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2016 and 2015, approximately 58.4% and 63.8%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2016 and 2015, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2016 and 2015, the fair value of loaned securities was $548.2 and $178.9, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $248.4 and $185.9, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, liabilities to return collateral of $248.4 and $185.9, respectively, are included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2016 the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $315.8. As of December 31, 2015, the Company did not retain any securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	December 31, 2016(1)	December 31, 2015
U.S. Treasuries	$303.6	$—
U.S. corporate public securities	179.6	111.7
Foreign corporate public securities and foreign governments	79.6	74.2
Equity Securities	0.4	—
Short-term Investments	1.0	—
Payables under securities loan agreements	$564.2	$185.9
(1) Borrowings under securities lending transactions include both cash and non-cash collateral of $248.4 and $315.8, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company's financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity's economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the investments in VIEs was $347.8 and $0.4 as of December 31, 2016 and 2015, respectively; these investments are included in Limited partnerships/corporations on the Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Consolidated Statements of Operations.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2016:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$134.4	$1.7	$—	$—		$—	$—	$134.4	$1.7
State, municipalities and political subdivisions	426.6	14.9	—	—		4.9	0.7	431.5	15.6
U.S. corporate public securities	2,107.1	53.2	2.5	0.2		179.7	18.6	2,289.3	72.0
U.S. corporate private securities	1,011.2	48.2	21.7	1.0		131.5	30.5	1,164.4	79.7
Foreign corporate public securities and foreign governments	678.4	20.4	1.2	0.1		132.5	17.1	812.1	37.6
Foreign corporate private securities	599.7	22.8	—	—		44.8	3.1	644.5	25.9
Residential mortgage-backed	881.2	23.5	109.0	2.7		54.5	2.8	1,044.7	29.0
Commercial mortgage-backed	414.3	16.7	4.9	—	*	6.3	—	425.5	16.7
Other asset-backed	146.9	0.3	0.9	—	*	17.3	1.0	165.1	1.3
Total	$6,399.8	$201.7	$140.2	$4.0		$571.5	$73.8	$7,111.5	$279.5
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
*Less than $0.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 88.6% and 81.9% of the average book value as of December 31, 2016 and 2015, respectively.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2016
Six months or less below amortized cost	$6,702.7	$22.0	$215.8	$5.0	1,098	9
More than six months and twelve months or less below amortized cost	269.4	3.3	14.2	0.8	54	2
More than twelve months below amortized cost	312.8	80.8	20.7	23.0	128	5
Total	$7,284.9	$106.1	$250.7	$28.8	1,280	16

December 31, 2015
Six months or less below amortized cost	$3,980.3	$747.5	$141.7	$211.4	762	104
More than six months and twelve months or less below amortized cost	3,001.4	27.6	156.6	13.4	485	2
More than twelve months below amortized cost	382.5	17.3	26.9	4.2	144	2
Total	$7,364.2	$792.4	$325.2	$229.0	1,391	108

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
December 31, 2016
U.S. Treasuries	$136.1	$—		$1.7	$—		22	—
State, municipalities and political subdivisions	447.1	—		15.6	—		187	—
U.S. corporate public securities	2,351.7	9.6		69.5	2.5		417	3
U.S. corporate private securities	1,162.2	81.9		56.8	22.9		108	3
Foreign corporate public securities and foreign governments	836.9	12.8		34.6	3.0		159	3
Foreign corporate private securities	670.4	—	*	25.9	—	*	64	2
Residential mortgage-backed	1,073.6	0.1		29.0	—	*	196	3
Commercial mortgage-backed	442.2	—	*	16.7	—	*	90	1
Other asset-backed	164.7	1.7		0.9	0.4		37	1
Total	$7,284.9	$106.1		$250.7	$28.8		1,280	16

December 31, 2015
U.S. Treasuries	$69.7	$—		$0.3	$—		14	—
State, municipalities and political subdivisions	349.5	—		7.9	—		117	—
U.S. corporate public securities	3,565.2	373.5		153.5	103.3		651	58
U.S. corporate private securities	791.0	90.9		34.6	27.8		87	4
Foreign corporate public securities and foreign governments	1,211.9	291.1		63.6	87.9		254	40
Foreign corporate private securities	807.3	35.1		53.9	9.6		85	5
Residential mortgage-backed	294.1	—		6.9	—		130	—
Commercial mortgage-backed	239.2	—		3.5	—		38	—
Other asset-backed	36.3	1.8		1.0	0.4		15	1
Total	$7,364.2	$792.4		$325.2	$229.0		1,391	108
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the years ended December 31, 2016 and 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of December 31, 2016 the Company held no commercial mortgage troubled debt restructured loans.

As of December 31, 2016 and 2015, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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
The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2016			December 31, 2015
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4.6	$4,251.0	$4,255.6	$10.7	$3,719.6	$3,730.3
Collective valuation allowance for losses	N/A	(1.1)	(1.1)	N/A	(1.2)	(1.2)
Total net commercial mortgage loans	$4.6	$4,249.9	$4,254.5	$10.7	$3,718.4	$3,729.1
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2016 and 2015.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2016	December 31, 2015
Collective valuation allowance for losses, balance at January 1	$1.2	$1.1
Addition to (reduction of) allowance for losses	(0.1)	0.1
Collective valuation allowance for losses, end of period	$1.1	$1.2

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2016	December 31, 2015
Impaired loans without allowances for losses	$4.6	$10.7
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4.6	$10.7
Unpaid principal balance of impaired loans	$6.1	$12.2

As of December 31, 2016 and 2015 the Company did not have any impaired loans with allowances for losses.

The following table presents information on restructured loans as of the dates indicated:

	December 31, 2016	December 31, 2015
Troubled debt restructured loans	$—	$5.9

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2016 and 2015.

There were no loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2016. There were two loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2015, with a total amortized cost of $1.0.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Impaired loans, average investment during the period (amortized cost)(1)	$7.7	$21.6	$37.6
Interest income recognized on impaired loans, on an accrual basis(1)	0.4	1.2	2.2
Interest income recognized on impaired loans, on a cash basis(1)	0.4	1.3	2.1
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.8	1.8
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

The following table presents the LTV ratios as of the dates indicated:

	December 31, 2016 (1)	December 31, 2015 (1)
Loan-to-Value Ratio:
0% - 50%	$369.1	$395.1
>50% - 60%	1,078.9	969.4
>60% - 70%	2,574.1	2,158.2
>70% - 80%	230.8	204.8
>80% and above	2.7	2.8
Total Commercial mortgage loans	$4,255.6	$3,730.3
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	December 31, 2016 (1)	December 31, 2015 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,427.6	$2,957.7
>1.25x - 1.5x	415.2	494.5
>1.0x - 1.25x	340.7	208.6
Less than 1.0x	46.7	38.6
Commercial mortgage loans secured by land or construction loans	25.4	30.9
Total Commercial mortgage loans	$4,255.6	$3,730.3
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2016 (1)		December 31, 2015 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$968.8	22.9%	$867.5	23.3%
South Atlantic	956.3	22.5%	857.3	23.0%
Middle Atlantic	710.1	16.7%	556.1	14.9%
West South Central	431.9	10.1%	414.8	11.1%
Mountain	370.7	8.7%	304.1	8.2%
East North Central	447.8	10.5%	380.8	10.2%
New England	81.1	1.9%	81.4	2.2%
West North Central	223.2	5.2%	208.6	5.6%
East South Central	65.7	1.5%	59.7	1.5%
Total Commercial mortgage loans	$4,255.6	100.0%	$3,730.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

	December 31, 2016 (1)		December 31, 2015 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,358.9	31.9%	$1,330.8	35.7%
Industrial	960.7	22.6%	741.3	19.9%
Apartments	793.5	18.6%	630.4	16.9%
Office	711.0	16.7%	586.3	15.7%
Hotel/Motel	170.2	4.0%	177.6	4.7%
Mixed Use	49.9	1.2%	47.1	1.3%
Other	211.4	5.0%	216.8	5.8%
Total Commercial mortgage loans	$4,255.6	100.0%	$3,730.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	December 31, 2016 (1)	December 31, 2015 (1)
Year of Origination:
2016	$874.3	$—
2015	729.1	745.3
2014	548.0	558.0
2013	685.1	709.2
2012	681.1	748.2
2011	442.9	553.2
2010 and prior	295.1	416.4
Total Commercial mortgage loans	$4,255.6	$3,730.3
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

The following table identifies the Company's credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$3.7	2	$8.5	8	$1.7		3
Foreign corporate public securities and foreign governments(1)	12.2	3	34.2	9	3.7		7
Foreign corporate private securities(1)	0.7	2	0.7	1	—		—
Residential mortgage-backed	2.8	25	2.4	26	1.6		26
Commercial mortgage-backed	—	—	—	0	0.1		2
Other asset-backed	—	—	0.1	1	—	*	1
Total	$19.4	32	$45.9	45	$7.1		39
(1) Primarily U.S. dollar denominated.

* Less than $0.1.

The above tables include $1.9, $3.8 and $1.6 of write-downs related to credit impairments for the years ended December 31, 2016, 2015 and 2014, respectively, in Other-than-temporary impairments, which are recognized in the Consolidated Statements of Operations. The remaining $17.5, $42.1 and $5.5 in write-downs for the years ended December 31, 2016, 2015 and 2014, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$3.7	1	$8.5	7	$1.6	3
Foreign corporate public securities and foreign governments(1)	11.7	2	32.5	8	3.7	7
Foreign corporate private securities(1)	—	—	—	—	—	—
Residential mortgage-backed	2.1	4	1.1	5	0.1	3
Commercial mortgage-backed	—	—	—	—	0.1	2
Other asset-backed	—	—	—	—	—	—
Total	$17.5	7	$42.1	20	$5.5	15
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

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Balance at January 1	$19.3	$22.4	$28.0
Additional credit impairments:
On securities not previously impaired	—	—	0.7
On securities previously impaired	0.8	1.3	0.9
Reductions:
Increase in cash flows	1.6	0.2	0.6
Securities sold, matured, prepaid or paid down	9.3	4.2	6.6
Balance at December 31	$9.2	$19.3	$22.4

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Fixed maturities	$1,325.0	$1,230.0	$1,216.3
Equity securities, available-for-sale	4.3	4.2	7.1
Mortgage loans on real estate	190.5	194.6	172.7
Policy loans	12.1	12.0	13.3
Short-term investments and cash equivalents	1.3	0.6	0.5
Other	29.8	21.9	30.6
Gross investment income	1,563.0	1,463.3	1,440.5
Less: investment expenses	62.4	53.5	51.1
Net investment income	$1,500.6	$1,409.8	$1,389.4

As of December 31, 2016 and 2015, the Company had $3.0 and $1.1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Fixed maturities, available-for-sale, including securities pledged	$(70.1)	$(65.2)	$(14.7)
Fixed maturities, at fair value option	(201.9)	(141.2)	(74.6)
Equity securities, available-for-sale	—	(0.3)	1.3
Derivatives	51.9	(13.7)	50.6
Embedded derivatives - fixed maturities	(5.9)	(4.4)	(1.2)
Guaranteed benefit derivatives	12.7	(52.4)	(101.2)
Other investments	0.1	—	0.2
Net realized capital gains (losses)	$(213.2)	$(277.2)	$(139.6)
After-tax net realized capital gains (losses)	$(138.6)	$(180.2)	$(90.7)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Proceeds on sales	$1,824.6	$1,835.4	$1,616.3
Gross gains	19.6	24.6	24.4
Gross losses	85.0	48.7	35.2

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain products that contain embedded derivatives for which market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, which contain embedded derivatives.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$35.3	$0.4	$0.2	$285.3	$60.1	$—
Foreign exchange contracts	230.5	12.8	6.3	51.2	10.7	—
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	29,112.2	437.1	154.2	25,309.1	362.3	104.0
Foreign exchange contracts	175.4	12.6	12.0	144.6	13.9	10.7
Equity contracts	89.4	2.3	—	15.9	—	0.1
Credit contracts	425.5	5.6	0.2	407.5	3.3	0.3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	17.5	—	N/A	23.4	—
Within products	N/A	—	173.8	N/A	—	184.1
Within reinsurance agreements	N/A	—	(43.5)	N/A	—	(71.6)
Managed custody guarantees	N/A	—	—	N/A	—	0.3
Total		$488.3	$303.2		$473.7	$227.9

(1)	Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2016 and 2015. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$425.5	$5.6	$0.2
Equity contracts	89.4	2.3	—
Foreign exchange contracts	405.9	25.4	18.3
Interest rate contracts	25,606.7	437.5	153.8
		470.8	172.3
Counterparty netting(1)		(169.0)	(169.0)
Cash collateral netting(1)		(265.8)	—
Securities collateral netting(1)		(11.0)	(1.7)
Net receivables/payables		$25.0	$1.6
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2016, the Company held $42.6 and $227.1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, the Company held $120.3 and $179.5 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2016, the Company delivered $219.7 of securities and held $11.2 of securities as collateral. As of December 31, 2015, the Company delivered $70.3 of securities and held $11.1 of securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.6	$0.7	$0.2
Foreign exchange contracts	1.0	0.6	0.5
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	50.5	(16.1)	41.0
Foreign exchange contracts	(4.1)	1.3	4.8
Equity contracts	0.9	(0.7)	1.8
Credit contracts	3.0	0.5	2.3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(5.9)	(4.4)	(1.2)
Within products(2)	12.3	(52.3)	(101.4)
Within reinsurance agreements(3)	(28.0)	58.5	(41.0)
Managed custody guarantees(2)	0.4	(0.1)	0.2
Total	$30.7	$(12.0)	$(92.8)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. For the years ended December 31, 2016, 2015 and 2014, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of December 31, 2016, the fair values of credit default swaps of $5.6 and $0.2 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2015, the fair values of credit default swaps of $3.3 and $0.3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2016, the maximum potential future exposure to the Company was $402.0 on credit default swaps. As of December 31, 2015, the maximum potential future exposure to the Company was $384.0 on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$729.3	$57.7	$—	$787.0
U.S. Government agencies and authorities	—	3.8	—	3.8
State, municipalities and political subdivisions	—	795.4	—	795.4
U.S. corporate public securities	—	9,964.9	7.5	9,972.4
U.S. corporate private securities	—	2,435.9	524.7	2,960.6
Foreign corporate public securities and foreign governments(1)	—	2,884.3	0.1	2,884.4
Foreign corporate private securities (1)	—	2,756.0	154.0	2,910.0
Residential mortgage-backed securities	—	2,766.8	21.2	2,788.0
Commercial mortgage-backed securities	—	1,307.9	9.8	1,317.7
Other asset-backed securities	—	449.0	26.7	475.7
Total fixed maturities, including securities pledged	729.3	23,421.7	744.0	24,895.0
Equity securities, available-for-sale	34.4	—	47.9	82.3
Derivatives:
Interest rate contracts	—	437.5	—	437.5
Foreign exchange contracts	—	25.4	—	25.4
Equity contracts	—	2.3	—	2.3
Credit contracts	—	5.6	—	5.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	939.8	32.9	—	972.7
Assets held in separate accounts	57,192.4	4,782.9	5.4	61,980.7
Total assets	$58,895.9	$28,708.3	$797.3	$88,401.5
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$23.3	$23.3
Stabilizer and MCGs	—	—	150.5	150.5
Other derivatives:
Interest rate contracts	0.6	153.8	—	154.4
Foreign exchange contracts	—	18.3	—	18.3
Equity contracts	—	—	—	—
Credit contracts	—	0.2	—	0.2
Embedded derivative on reinsurance	—	(43.5)	—	(43.5)
Total liabilities	$0.6	$128.8	$173.8	$303.2
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company's Consolidated Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant's perspective. The Company considers three broad valuation approaches when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades or monitoring of trading volumes. As of December 31, 2016, $655.9 and $18.8 billion of a total fair value of $24.9 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing. As of December 31, 2015, $597.3 and $17.0 billion of a total fair value of $22.3 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2016 and 2015. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	2.3	(0.1)	—	—	—	(0.7)	(0.7)	6.7	—	7.5	—
U.S. Corporate private securities	396.4	(0.2)	3.0	173.3	—	(17.5)	(67.9)	44.2	(6.6)	524.7	(0.1)
Foreign corporate public securities and foreign governments(1)	0.5	(0.4)	—	—	—	—	—	—	—	0.1	(0.4)
Foreign corporate private securities(1)	158.1	(0.6)	5.4	—	—	(0.1)	(25.7)	19.6	(2.7)	154.0	(0.6)
Residential mortgage-backed securities	28.2	(7.0)	—	—	—	—	—	—	—	21.2	(7.0)
Commercial mortgage-backed securities	12.6	—	0.1	2.6	—	—	(4.5)	—	(1.0)	9.8	—
Other asset-backed securities	13.1	—	(0.1)	14.8	—	—	(1.6)	0.5	—	26.7	—
Total fixed maturities, including securities pledged	611.2	(8.3)	8.4	190.7	—	(18.3)	(100.4)	71.0	(10.3)	744.0	(8.1)
Equity securities, available-for-sale	47.5	—	0.4	—	—	—	—	—	—	47.9	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(161.3)	15.5	—	—	(4.7)	—	—	—	—	(150.5)	—
FIA(2)	(23.1)	(2.8)	—	—	0.1	—	2.5	—	—	(23.3)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	4.0	—	—	3.0	—	(0.4)	—	2.7	(3.9)	5.4	—
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2016 and 2015, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2016:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 7.5%
Nonperformance risk	0.25% to 1.6%		0.25% to 1.6%
Actuarial Assumptions:
Partial Withdrawals	0% to 7.0%		—
Lapses	0% to 42%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$24,895.0	$24,895.0	$22,258.8	$22,258.8
Equity securities, available-for-sale	82.3	82.3	131.3	131.3
Mortgage loans on real estate	4,254.5	4,339.6	3,729.1	3,881.1
Policy loans	218.9	218.9	229.8	229.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	972.7	972.7	902.6	902.5
Derivatives	470.8	470.8	450.3	450.3
Notes receivable from affiliates	175.0	216.2	175.0	208.4
Assets held in separate accounts	61,980.7	61,980.7	58,910.6	58,910.6
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	24,942.7	28,876.5	22,979.4	27,612.3
Supplementary contracts, immediate annuities and other	386.1	437.5	411.8	479.2
Deposit liabilities	172.0	245.8	194.8	194.8
Derivatives:
Guaranteed benefit derivatives:
FIA	23.3	23.3	23.1	23.1
Stabilizer and MCGs	150.5	150.5	161.3	161.3
Other derivatives	172.9	172.9	115.1	115.1
Long-term debt	4.9	4.9	4.9	4.9
Embedded derivatives on reinsurance	(43.5)	(43.5)	(71.6)	(71.6)
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2014	$476.2	$696.6		$1,172.8
Deferrals of commissions and expenses	69.8	6.9		76.7
Amortization:
Amortization	(91.0)	(113.3)		(204.3)
Interest accrued	35.9	59.2	(1)	95.1
Net amortization included in the Consolidated Statements of Operations	(55.1)	(54.1)		(109.2)
Change in unrealized capital gains/losses on available-for-sale securities	(94.4)	(122.6)		(217.0)
Balance as of December 31, 2014	396.5	526.8		923.3
Deferrals of commissions and expenses	76.9	5.8		82.7
Amortization:
Amortization	(106.8)	(117.9)		(224.7)
Interest accrued	36.2	55.9	(1)	92.1
Net amortization included in the Consolidated Statements of Operations	(70.6)	(62.0)		(132.6)
Change in unrealized capital gains/losses on available-for-sale securities	117.6	238.1		355.7
Balance as of December 31, 2015	520.4	708.7		1,229.1
Deferrals of commissions and expenses	73.5	5.3		78.8
Amortization:
Amortization	(95.7)	(159.8)		(255.5)
Interest accrued	37.5	51.5	(1)	89.0
Net amortization included in the Consolidated Statements of Operations	(58.2)	(108.3)		(166.5)
Change in unrealized capital gains/losses on available-for-sale securities	(59.3)	(68.3)		(127.6)
Balance as of December 31, 2016	$476.4	$537.4		$1,013.8

(1)	Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2016, 2015 and 2014.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2017	46.0
2018	36.9
2019	30.9
2020	27.4
2021	24.1

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

As of December 31, 2016, the account value for the separate account contracts with guaranteed minimum benefits was $38.4 billion. The additional liability recognized related to minimum guarantees was $157.7. As of December 31, 2015, the account value for the separate account contracts with guaranteed minimum benefits was $36.9 billion. The additional liability recognized related to minimum guarantees was $171.6.

The aggregate fair value of fixed income securities and equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2016 and 2015 was $8.0 billion and $7.8 billion, respectively.

7.    Reinsurance

As of December 31, 2016, the Company has reinsurance treaties with 6 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. As of December 31, 2016, the Company had agreements with two of its affiliates, Langhorne I, LLC, and Security Life of Denver International ("SLDI"), which are accounted for under the deposit method of accounting. Refer to the Related Party Transactions Note for further detail.

On October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln for $1.0 billion in cash. Under the agreement, the Lincoln subsidiary contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance agreement. As of December 31, 2016 and 2015, the Company had $1.6 billion and $1.8 billion, respectively, related to Reinsurance recoverable from the subsidiary of Lincoln.

The Company assumed $25.0 of premium revenue from Aetna Life for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $7.7 and $8.4 were maintained for this contract as of December 31, 2016 and 2015, respectively.

Premiums receivable and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2016	2015
Reserves ceded and claims recoverable	$1,650.3	$1,838.8
Premiums receivable, net	(16.6)	—
Total	$1,633.7	$1,838.8

The following table summarizes the effect of reinsurance on Premiums for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Premiums:
Direct premiums	$870.3	$657.2	$88.9
Reinsurance assumed	—	—	0.1
Reinsurance ceded	(0.1)	(0.1)	(0.2)
Net premiums	$870.2	$657.1	$88.8

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

During the year ended December 31, 2016, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $278.0, $274.0 of which was paid on May 23, 2016 and $4.0 of which was paid on December 27, 2016. During the year ended December 31, 2015, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $321.0, $231.0 of which was paid on May 20, 2015 and $90.0 of which was paid on December 23, 2015.

On March 31, 2016, VFP paid a $20.0 dividend to VRIAC; on June 28, 2016, VFP paid a $20.0 dividend to VRIAC; on September 29, 2016, VFP paid a $20.0 dividend to VRIAC; and on December 12, 2016, VFP declared a dividend in the amount of $25.0, which was paid on December 16, 2016. On December 23, 2015, VFP paid a dividend in the amount of $115.0 to VRIAC.

During the years ended December 31, 2016 and 2015, DSL did not pay any dividends to VRIAC, its parent.

During the years ended December 31, 2016 and 2015, VRIAC did not receive any capital contributions from its Parent.

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

Statutory net income (loss) was $266.2, $317.5 and $321.7, for the years ended December 31, 2016, 2015 and 2014, respectively. Statutory capital and surplus was $2.0 billion as of December 31, 2016 and 2015.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated.

	December 31,
	2016	2015	2014
Fixed maturities, net of OTTI	$862.7	$438.0	$1,553.7
Equity securities, available-for-sale	15.2	14.6	14.5
Derivatives	200.2	208.3	202.6
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	(324.4)	(196.4)	(552.4)
Premium deficiency reserve adjustment	(89.2)	(66.5)	(129.8)
Unrealized capital gains (losses), before tax	664.5	398.0	1,088.6
Deferred income tax asset (liability)	(111.0)	(18.1)	(255.5)
Unrealized capital gains (losses), after tax	553.5	379.9	833.1
Pension and other postretirement benefits liability, net of tax	6.0	6.9	8.4
AOCI	$559.5	$386.8	$841.5

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	Year Ended December 31, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$345.9		$(120.8)	$225.1
Equity securities	0.6		(0.2)	0.4
OTTI	8.7		(3.0)	5.7
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	70.1		(24.5)	45.6
DAC/VOBA and Sales inducements	(128.0)	(1)	44.8	(83.2)
Premium deficiency reserve adjustment	(22.7)		7.9	(14.8)
Change in unrealized gains/losses on available-for-sale securities	274.6		(95.8)	178.8

Derivatives:
Derivatives	11.2	(2)	(3.9)	7.3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(19.3)		6.8	(12.5)
Change in unrealized gains/losses on derivatives	(8.1)		2.9	(5.2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1.4)	(3)	0.5	(0.9)
Change in pension and other postretirement benefits liability	(1.4)		0.5	(0.9)
Change in Other comprehensive income (loss)	$265.1		$(92.4)	$172.7
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Benefit Plans Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

10.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Current tax expense (benefit):
Federal	$24.0	$54.1	$85.7
Total current tax expense (benefit)	24.0	54.1	85.7
Deferred tax expense (benefit):
Federal	(2.6)	(1.3)	(11.2)
Total deferred tax expense (benefit)	(2.6)	(1.3)	(11.2)
Total income tax expense (benefit)	$21.4	$52.8	$74.5

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Income (loss) before income taxes	$134.2	$226.0	$306.2
Tax rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	47.0	79.1	107.2
Tax effect of:
Dividends received deduction	(26.5)	(23.7)	(30.7)
Valuation allowance	(2.1)	(3.6)	(0.4)
Audit settlements	(0.1)	(0.1)	(0.1)
Tax Credit	2.1	3.6	0.4
Other	1.0	(2.5)	(1.9)
Income tax expense (benefit)	$21.4	$52.8	$74.5
Effective tax rate	15.9%	23.4%	24.3%

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	December 31,
	2016	2015
Deferred tax assets
Insurance reserves	$224.0	$197.1
Investments	141.1	197.9
Compensation and benefits	71.4	69.6
Other assets	7.4	8.6
Total gross assets before valuation allowance	443.9	473.2
Less: Valuation allowance	5.0	7.1
Assets, net of valuation allowance	438.9	466.1

Deferred tax liabilities
Net unrealized investment (gains) losses	(346.1)	(208.0)
Deferred policy acquisition costs	(315.6)	(391.1)
Total gross liabilities	(661.7)	(599.1)
Net deferred income tax asset (liability)	$(222.8)	$(133.0)

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016 and December 31, 2015, the Company had total valuation allowances of $5.0 and $7.1, respectively. As of December 31, 2016 and December 31, 2015, $124.3 and $126.4, respectively, of these valuation allowances were allocated to continuing operations, and $(119.3) as of the end of each period was allocated to Other comprehensive income related to realized and unrealized capital losses.

For the years ended December 31, 2016, 2015 and 2014, the decreases in the valuation allowance were $2.1, $3.6 and $0.4, respectively, all of which were allocated to continuing operations.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Tax Sharing Agreement

The Company had a receivable from Voya Financial, Inc. of $0.7 and $10.5 as of December 31, 2016 and 2015, respectively, for federal income taxes under the intercompany tax sharing agreement.

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

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2016 and December 31, 2015.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and Income tax expense on the Consolidated Balance Sheets and the Consolidated Statements of Operations, respectively. The Company had no accrued interest as of December 31, 2016 and December 31, 2015.

Tax Regulatory Matters

During 2016, the Internal Revenue Service ("IRS") completed its examination of Voya Financial, Inc.'s consolidated return (including the Company) through tax year 2015. The audit settlements did not have a material impact on the Company. Voya Financial, Inc. (including the Company) is currently under audit by the IRS, and it is expected that the examination of tax year 2016 may be finalized within the next twelve months. Voya Financial, Inc. (including the Company) and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2016 and 2017.

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

The costs allocated to the Company for its employees' participation in the Retirement Plan were $7.7, $6.0 and $6.2 for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Defined Contribution Plan

Voya Services Company sponsors the Voya Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company's employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria. The Savings Plan is a tax-qualified defined contribution retirement plan, which includes an employee stock ownership plan ("ESOP") component. The Savings Plan is a tax qualified defined contribution and stock bonus plan, which includes an employee stock ownership plan component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6.0% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The costs allocated to the Company for the Savings Plan were $11.7, $10.8 and $10.6, for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs and Agents Non-Qualified Plan as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation, January 1	$88.1	$96.6
Interest cost	4.1	4.1
Benefits paid	(5.3)	(5.3)
Actuarial (gains) losses on obligation	0.6	(7.3)
Benefit obligation, December 31	$87.5	$88.1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Amounts recognized on the Consolidated Balance Sheets in Other liabilities and in AOCI were as follows as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Accrued benefit cost	$(87.5)	$(88.1)
Accumulated other comprehensive income (loss):
Prior service cost (credit)	(2.5)	(3.7)
Net amount recognized	$(90.0)	$(91.8)

Assumptions

The weighted-average assumptions used in the measurement of the December 31, 2016 and 2015 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2016	2015
Discount rate	4.55%	4.81%
Rate of compensation increase	4.00%	4.00%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company's pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the Retirement Plan. Based upon all available information, it was determined that 4.55% was the appropriate discount rate as of December 31, 2016, to calculate the Company's accrued benefit liability.

The weighted-average assumptions used in calculating the net pension cost were as follows:

	2016	2015	2014
Discount rate	4.81%	4.36%	4.95%
Rate of compensation increase	4.00%	4.00%	4.00%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan were as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Interest cost	$4.1	$4.1	$4.0
Amortization of prior service cost (credit)	(1.2)	(1.2)	(1.2)
Net (gain) loss recognition	0.6	(7.3)	13.3
Net periodic (benefit) cost	$3.5	$(4.4)	$16.1

Cash Flows

In 2017, the Company is expected to contribute $6.0 to the SERPs and Agents Non-Qualified Plan. Future expected benefit payments related to the SERPs and Agents Non-Qualified Plan, for the years ended December 31, 2017 through 2021 and thereafter through 2026, are estimated to be $6.0, $7.3, $5.8, $6.2, $6.0 and $27.8, respectively.

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

The Company was allocated compensation expense from Voya Financial, Inc. and ING Group of $22.3, $22.0 and $25.1 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company recognized tax benefits of $7.8, $7.7 and $8.6 in 2016, 2015 and 2014, respectively. Excess tax benefits are recognized in Additional paid-in capital and are accounted for in a single pool available to all share-based compensation awards. Excess tax benefits in Additional paid-in capital are not recognized until the benefits result in a reduction in taxes payable. The Company uses tax law ordering when determining when excess tax benefits have been realized.

Other Benefit Plans

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

The benefit charges allocated to the Company related to these plans for the years ended December 31, 2016, 2015 and 2014, were $12.6, $12.5 and $12.8, respectively.

12.    Financing Agreements

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting on behalf of the Department of Economic and Community Development ("DECD") loaned VRIAC $9.9 (the "DECD Loan") in connection with the development of the corporate office facility located at One Orange Way, Windsor, Connecticut that serves as the principal executive offices of the Company (the "Windsor Property").

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

At December 31, 2016 and 2015, the amount of the loan outstanding was $4.9, which was reflected in Long-term debt on the Consolidated Balance Sheets.

13.    Commitments and Contingencies

Leases

All of the Company's expenses for leased and subleased office properties are paid for by an affiliate and allocated back to the Company, as all remaining operating leases were executed by Voya Services Company as of December 31, 2008, which resulted in the Company no longer being party to any operating leases. For the years ended December 31, 2016, 2015 and 2014, rent expense for leases was $4.1, $4.1 and $3.8, respectively.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2016 and 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $602.0 and $221.0, respectively, and purchase limited partnerships and private placement investments of $455.9 and $330.4, respectively.

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

	December 31,
	2016	2015
Other fixed maturities-state deposits	$13.4	$13.5
Securities pledged(1)	767.9	249.2
Total restricted assets	$781.3	$262.7
(1) Includes the fair value of loaned securities of $548.2 and $178.9 as of December 31, 2016 and 2015, respectively. In addition, as of December 31, 2016 and 2015, the Company delivered securities as collateral of $219.7 and $70.3, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2016, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

14.    Related Party Transactions

Operating Agreements

VRIAC has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•
Investment Advisory agreement with Voya Investment Management LLC ("VIM"), an affiliate, in which VIM provides asset management, administrative and accounting services for VRIAC's general account. VRIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2016, 2015 and 2014, expenses were incurred in the amounts of $57.6, $51.5 and $50.2, respectively.

•
Services agreement with Voya Services Company for administrative, management, financial and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2016, 2015 and 2014, expenses were incurred in the amounts of $264.7, $235.1 and $197.7, respectively.

•
Amended and Restated Services agreement between VRIAC and its U.S. insurance company affiliates and other affiliates for administrative, management, financial and information technology services, dated as of April 1, 2015. For the years ended December 31, 2016, 2015 and 2014, expenses related to the agreement were incurred in the amount of $44.5, $26.7 and $26.9, respectively.

•
Service agreement with Voya Institutional Plan Services, LLC ("VIPS") effective November 30, 2008 pursuant to which VIPS provides record-keeper services to certain benefit plan clients of VRIAC. For the years ended December 31, 2016, 2015 and 2014, VRIAC's net earnings related to the agreement were in the amount of $5.4, $7.5 and $8.1, respectively.

•
Intercompany agreement with VIM pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2016, 2015 and 2014, revenue under the VIM intercompany agreement was $33.3, $35.0 and $31.9, respectively.

•
Variable annuity, fixed insurance and mutual fund products issued by VRIAC are sold by Voya Financial Advisors, Inc.("VFA"), an affiliate of VRIAC.  For the years ended December 31, 2016, 2015 and 2014 commission expenses incurred by VRIAC were $73.4, $74.0 and $71.6, respectively.

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

DSL has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

•
Underwriting and distribution agreements with Voya Insurance and Annuity Company ("VIAC") and ReliaStar Life Insurance Company of New York ("RLNY"), affiliated companies as well as VRIAC, whereby DSL serves as the principal underwriter for variable insurance products and provides wholesale distribution services for mutual fund custodial products. In addition, DSL is authorized to enter into agreements with broker-dealers to distribute the variable insurance products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2016, 2015 and 2014, commissions were collected in the amount of $175.4, $229.7 and $244.9, respectively. Such commissions are, in turn, paid to broker-dealers.

•
Intercompany agreements with each of VIAC, VIPS, ReliaStar Life Insurance Company and Security Life of Denver Insurance Company (individually, the "Contracting Party") pursuant to which DSL agreed, effective January 1, 2010, to pay the Contracting Party, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are either investment option under certain variable insurance products of the Contracting Party or are purchased for certain customers of the Contracting Party. For the years ended December 31, 2016, 2015 and 2014, expenses were incurred under these intercompany agreements in the aggregate amount of $123.2, $206.5 and $231.5, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•
Service agreement with RLNY whereby DSL receives managerial and supervisory services and incurs a fee. For the years ended December 31, 2016, 2015 and 2014, expenses were incurred under this service agreement in the amount of $2.9, $2.8 and $3.3, respectively.

•
Administrative and advisory services agreements with Voya Investments, LLC and VIM, affiliated companies, in which DSL receives certain services for a fee. The fee for these services is calculated as a percentage of average assets of Voya Investors Trust. For the years ended December 31, 2016, 2015 and 2014, expenses were incurred in the amounts of $69.8, $67.8 and $45.5, respectively.

Reinsurance Agreements

The Company has entered into the following agreements that are accounted for under the deposit method with two of its affiliates. As of December 31, 2016 and 2015, the Company had deposit assets of $80.4 and $91.0, respectively, and deposit liabilities of $172.0 and $194.8, respectively, related to these agreements. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

Effective January 1, 2014, VRIAC entered into a coinsurance agreement with Langhorne I, LLC, an affiliated captive reinsurance company, to manage reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee business.

Effective December 31, 2012, the Company entered into an automatic reinsurance agreement with its affiliate, SLDI, to manage the reserve and capital requirements in connection with a portion of its deferred annuities business. Under the terms of the agreement, the Company reinsures to SLDI, on an indemnity reinsurance basis, a quota share of its liabilities on certain contracts. The quota share percentage with respect to the contracts that are delivered or issued for delivery in the State of New York is 90% and the quota share percentage with respect to the contracts that are delivered or issued for delivery outside of the State of New York is 100%.

Investment Advisory and Other Fees

DSL has been retained by Voya Investors Trust, an affiliate, pursuant to a management agreement to provide advisory, management, administrative and other services to Voya Investors Trust. Under the management agreement, DSL provides or arranges for the provision of all services necessary for the ordinary operations of Voya Investors Trust. DSL earns a monthly fee based on a percentage of average daily net assets of Voya Investors Trust. DSL has entered into an administrative services subcontract with Voya Investments, LLC, an affiliate, pursuant to which Voya Investments, LLC, provides certain management, administrative and other services to Voya Investors Trust and is compensated a portion of the fees received by DSL under the management agreement. In addition to being the investment advisor of the Trust, DSL is the investment advisor of Voya Partners, Inc., an affiliate. DSL and Voya Partners, Inc. have an investment advisory agreement, whereby DSL has overall responsibility to provide portfolio management services for Voya Partners, Inc. Voya Partners, Inc. pays DSL a monthly fee which is based on a percentage of average daily net assets. For the years ended December 31, 2016, 2015 and 2014, revenue received by DSL under these agreements (exclusive of fees paid to affiliates) was $350.3, $379.7 and $414.3, respectively. As of December 31, 2016 and 2015, DSL had $29.7 and $30.1, respectively, receivable from Voya Investors Trust under the management agreement.

Additionally, VFP acts as a distributor of insurance products issued by its affiliates, which may in turn invest in mutual funds products issued by certain of its affiliates. For the years ended December 31, 2016, 2015 and 2014, distribution revenues received by VFP related to affiliated mutual fund products were $25.4, $26.1 and $24.7, respectively.

Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2021, either party can borrow from the other up to 3.0% of the Company's statutory admitted assets as of the preceding December 31. During the years ended December 31, 2016, 2015, and 2014, interest on any borrowing by

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

either the Company or Voya Financial, Inc. was charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

Under this agreement, the Company incurred immaterial interest expense for the years ended December 31, 2016, 2015 and 2014. The Company earned interest income of $0.4, $0.8 and $0.4 for the years ended December 31, 2016, 2015 and 2014, respectively. Interest expense and income are included in Operating expenses and Net investment income, respectively, in the Consolidated Statements of Operations.  As of December 31, 2016 and 2015, the Company did not have any outstanding receivable/payable with Voya Financial, Inc. under the reciprocal loan agreement.

Note with Affiliate

On December 29, 2004, VIAC issued a surplus note in the principal amount of $175.0 (the "Note") scheduled to mature on December 29, 2034, to VRIAC. The Note bears interest at a rate of 6.26% per year. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income was $11.1 for each of the years ended December 31, 2016, 2015 and 2014.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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
The Company has designated Michael S. Smith, Director, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002.  Because the Company is not subject to the requirements of Exchange Act Rule 10A-3, it does not have any outside directors sitting on its board.

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

Item 13.        Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.        Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2016 and 2015, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Retirement Insurance and Annuity Company ("VRIAC"). Voya Financial, Inc. subsidiaries, including VRIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
	2016		2015
Audit fees	$2.6		$2.6
Audit-related fees	0.5		1.1
Tax fees	—	*	—	*
All other fees	—	*	0.1
	$3.1		$3.8
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

Tax Fees

There were minimal tax fees allocated to VRIAC in 2016 and 2015. Tax fees allocated to VRIAC were primarily for tax compliance . These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to VRIAC in 2016 and 2015 under the category "All other fees." Other fees allocated to VRIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

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

In 2016, 2015 and 2014, 100% of each of the audit, audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc.

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

158

Report of Independent Registered Public Accounting Firm

The Board of Directors
Voya Retirement Insurance and Annuity Company

We have audited the consolidated financial statements of Voya Retirement Insurance and Annuity Company and subsidiaries as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated March 16, 2017 (included elsewhere in this Annual Report (Form 10-K)). Our audits also included the financial statement schedules, listed in Item 15.a. of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2017

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments – Other than Investments in Affiliates
As of December 31, 2016
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheets
Fixed maturities
U.S. Treasuries	$692.8	$787.0	$787.0
U.S. Government agencies and authorities	3.8	3.8	3.8
State, municipalities and political subdivisions	794.7	795.4	795.4
U.S. corporate public securities	9,511.1	9,972.4	9,972.4
U.S. corporate private securities	2,950.9	2,960.6	2,960.6
Foreign corporate public securities and foreign governments(1)	2,801.4	2,884.4	2,884.4
Foreign corporate private securities(1)	2,822.0	2,910.0	2,910.0
Residential mortgage-backed securities	2,670.5	2,788.0	2,788.0
Commercial mortgage-backed securities	1,301.2	1,317.7	1,317.7
Other asset-backed securities	466.4	475.7	475.7
Total fixed maturities, including securities pledged	24,014.8	24,895.0	24,895.0
Equity securities, available-for-sale	67.1	82.3	82.3
Mortgage loans on real estate	4,254.5	4,339.6	4,254.5
Policy loans	218.9	218.9	218.9
Short-term investments	32.9	32.9	32.9
Limited partnerships/corporations	347.8	347.8	347.8
Derivatives	118.7	470.8	470.8
Total investments	$29,054.7	$30,387.3	$30,302.2
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Gross	Ceded	Assumed		Net		Percentage of Assumed to Net
Year Ended December 31, 2016
Life insurance in force	$10,873.0	$11,140.4	$267.4		$—		NM*
Premiums:
Accident and health insurance	0.1	0.1	—		—	**	—%
Annuities	870.2	—	—	**	870.2		—%
Total premiums	$870.3	$0.1	$—	**	$870.2		—%

Year Ended December 31, 2015
Life insurance in force	$12,084.3	$12,375.8	$291.5		$—		NM*
Premiums:
Accident and health insurance	0.1	0.1	—		—	**	—%
Annuities	657.1	—	—	**	657.1		—%
Total premiums	$657.2	$0.1	$—	**	$657.1		—%

Year Ended December 31, 2014
Life insurance in force	$12,883.1	$13,235.9	$352.8		$—		NM*
Premiums:
Accident and health insurance	0.1	0.2	—		(0.1)		—%
Annuities	88.8	—	0.1		88.9		0.1%
Total premiums	$88.9	$0.2	$0.1		$88.8		0.1%
* Not meaningful.
** Less than $0.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2017		Voya Retirement Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	Francis G. O'Neill
Francis G. O'Neill Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 16, 2017.

	Signatures	Title

/s/	Rodney O. Martin, Jr.	Chairman and Director
Rodney O. Martin, Jr.

/s/	Alain M. Karaoglan	Director
Alain M. Karaoglan

/s/	Charles P. Nelson	Director and President
Charles P. Nelson

/s/	Chetlur S. Ragavan	Director
Chetlur S. Ragavan

/s/	Michael S. Smith	Director
Michael S. Smith

/s/	Carolyn M. Johnson	Director
Carolyn M. Johnson

/s/	C. Landon Cobb, Jr.	Senior Vice President and
	C. Landon Cobb, Jr.	Chief Accounting Officer

/s/	Francis G. O'Neill	Senior Vice President and
	Francis G. O'Neill	Chief Financial Officer

Voya Retirement Insurance and Annuity Company ("VRIAC")
Form 10-K for Fiscal Year Ended December 31, 2016

Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation as amended and restated October 1, 2007, incorporated by reference to the ILIAC Form 10-K, as filed with the SEC on March 31, 2008 (File No. 33-23376).
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

Exhibit Index
Exhibit Number	Description of Exhibit
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

10.28	Reciprocal Loan Agreement, effective April 1, 2016, between VRIAC and Voya Financial, Inc., incorporated by reference to the Company’s Form 10-Q filed on May 12, 2016 (File No. 033-23376).
10.29
Amended and Restated Services Agreement, made as of April 1, 2015, between VRIAC, the affiliated insurance companies and certain other affiliated companies specified in Exhibit B of the Agreement, incorporated by reference to the Company’s Form 10-Q filed on May 12, 2016 (File No. 033-23376).

14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of Francis G. O'Neill pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Francis G. O'Neill pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document [1]

Exhibit Index
Exhibit Number	Description of Exhibit
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

[1]Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholder's Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Voya Retirement Insurance and Annuity Company.

+Filed herewith.

