Form 10-Q
period 2017-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2017-11-08
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 6, 2017, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2017

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 033-23376) (the "Annual Report on Form 10-K") and "Risk Factors," in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 033-23376) and in this Quarterly Report on Form 10-Q.

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
Condensed Consolidated Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,924.5 as of 2017 and $22,364.8 as of 2016)	$23,291.7	$23,169.9
Fixed maturities, at fair value using the fair value option	980.2	957.2
Equity securities, available-for-sale, at fair value (cost of $69.2 as of 2017 and $67.1 as of 2016)	85.0	82.3
Short-term investments	4.3	32.9
Mortgage loans on real estate, net of valuation allowance of $0.9 as of 2017 and $1.1 as of 2016	4,867.6	4,254.5
Policy loans	214.2	218.9
Limited partnerships/corporations	395.9	347.8
Derivatives	134.6	470.8
Securities pledged (amortized cost of $944.4 as of 2017 and $692.8 as of 2016)	1,024.4	767.9
Total investments	30,997.9	30,302.2
Cash and cash equivalents	299.3	561.0
Short-term investments under securities loan agreements, including collateral delivered	893.9	378.8
Accrued investment income	328.6	301.5
Receivable for securities sold	9.3	0.6
Premiums receivable and reinsurance recoverable	1,539.9	1,633.7
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	732.3	1,028.5
Notes receivable from affiliate	175.0	175.0
Current income tax recoverable	15.3	0.7
Due from affiliates	54.8	56.4
Property and equipment	65.0	67.7
Other assets	109.8	158.6
Assets held in separate accounts	73,158.5	61,980.7
Total assets	$108,379.6	$96,645.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	September 30, 2017	December 31, 2016
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$29,919.4	$29,578.1
Payable for securities purchased	80.8	7.7
Payables under securities loan agreements, including collateral held	978.5	648.5
Long-term debt	4.8	4.9
Due to affiliates	84.4	162.1
Derivatives	61.6	172.9
Deferred income taxes	317.1	222.8
Other liabilities	387.0	491.4
Liabilities related to separate accounts	73,158.5	61,980.7
Total liabilities	104,992.1	93,269.1

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2017 and 2016; $50 par value per share)	2.8	2.8
Additional paid-in capital	2,734.0	2,994.4
Accumulated other comprehensive income (loss)	790.9	559.5
Retained earnings (deficit)	(140.2)	(180.4)
Total shareholder's equity	3,387.5	3,376.3
Total liabilities and shareholder's equity	$108,379.6	$96,645.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net investment income	$378.8	$380.7	$1,135.7	$1,109.9
Fee income	170.2	186.0	537.1	539.3
Premiums	10.6	73.3	34.5	565.3
Broker-dealer commission revenue	42.0	44.5	128.1	132.1
Net realized capital gains (losses):
Total other-than-temporary impairments	(0.3)	(4.3)	(0.7)	(12.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.1)	—	(0.1)	0.1
Net other-than-temporary impairments recognized in earnings	(0.2)	(4.3)	(0.6)	(12.7)
Other net realized capital gains (losses)	(42.1)	(50.0)	(144.5)	(163.4)
Total net realized capital gains (losses)	(42.3)	(54.3)	(145.1)	(176.1)
Other revenue	(0.4)	(0.5)	1.6	(0.7)
Total revenues	558.9	629.7	1,691.9	2,169.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	240.5	292.7	720.3	1,278.7
Operating expenses	193.2	205.3	604.6	606.8
Broker-dealer commission expense	42.0	44.5	128.1	132.1
Net amortization of Deferred policy acquisition costs and Value of business acquired	84.4	119.5	219.9	116.3
Interest expense	—	—	0.1	—
Total benefits and expenses	560.1	662.0	1,673.0	2,133.9
Income (loss) before income taxes	(1.2)	(32.3)	18.9	35.9
Income tax expense (benefit)	(13.8)	(21.2)	(21.3)	(4.8)
Net income (loss)	$12.6	$(11.1)	$40.2	$40.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$12.6	$(11.1)	$40.2	$40.7
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	69.2	37.5	353.7	1,002.4
Other-than-temporary impairments	0.1	0.4	1.9	1.2
Pension and other postretirement benefits liability	(0.6)	(0.5)	(1.7)	(1.6)
Other comprehensive income (loss), before tax	68.7	37.4	353.9	1,002.0
Income tax expense (benefit) related to items of other comprehensive income (loss)	23.9	16.1	122.5	348.5
Other comprehensive income (loss), after tax	44.8	21.3	231.4	653.5
Comprehensive income (loss)	$57.4	$10.2	$271.6	$694.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2017	$2.8	$2,994.4	$559.5	$(180.4)	$3,376.3
Comprehensive income (loss):
Net income (loss)	—	—	—	40.2	40.2
Other comprehensive income (loss), after tax	—	—	231.4	—	231.4
Total comprehensive income (loss)					271.6
Dividends paid and distributions of capital	—	(261.0)	—	—	(261.0)
Employee related benefits	—	0.6	—	—	0.6
Balance as of September 30, 2017	$2.8	$2,734.0	$790.9	$(140.2)	$3,387.5

Balance as of January 1, 2016	$2.8	$3,272.6	$386.8	$(293.2)	$3,369.0
Comprehensive income (loss):
Net income (loss)	—	—	—	40.7	40.7
Other comprehensive income (loss), after tax	—	—	653.5	—	653.5
Total comprehensive income (loss)					694.2
Dividends paid and distributions of capital	—	(274.0)	—	—	(274.0)
Employee related benefits	—	(0.4)	—	—	(0.4)
Balance as of September 30, 2016	$2.8	$2,998.2	$1,040.3	$(252.5)	$3,788.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$678.4	$1,288.6
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,293.3	2,401.7
Equity securities, available-for-sale	0.3	49.3
Mortgage loans on real estate	351.2	302.1
Limited partnerships/corporations	59.0	39.8
Acquisition of:
Fixed maturities	(3,260.6)	(4,149.7)
Equity securities, available-for-sale	(2.1)	—
Mortgage loans on real estate	(964.1)	(682.2)
Limited partnerships/corporations	(87.4)	(72.6)
Derivatives, net	200.5	5.2
Policy loans, net	4.7	8.0
Short-term investments, net	28.6	—
Collateral received (delivered), net	(185.1)	29.9
Net cash used in investing activities	(561.7)	(2,068.5)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,910.9	2,653.1
Maturities and withdrawals from investment contracts	(1,979.5)	(1,788.4)
Settlements on deposit contracts	(48.8)	(42.8)
Dividends paid and distributions of capital	(261.0)	(274.0)
Net cash (used in) provided by financing activities	(378.4)	547.9
Net decrease in cash and cash equivalents	(261.7)	(232.0)
Cash and cash equivalents, beginning of period	561.0	661.1
Cash and cash equivalents, end of period	$299.3	$429.1

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

Prior to May 2013, Voya Financial, Inc., together with its subsidiaries, including the Company was an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc., completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. On May 7, 2013, Voya Financial, Inc. issued to ING Group warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, subject to adjustments. The warrants expire on the tenth anniversary of the completion date of the initial public offering (May 7, 2023).

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2017, its results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and its changes in shareholder's equity and statements of cash flows for the nine months ended September 30, 2017 and 2016, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities, which resulted in a $0.1 reclassification of Share-based compensation cash flows from financing activities to operating activities in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016.

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

Future Adoption of Accounting Pronouncements

Derivatives & Hedging
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic ASC 815): Targeted Improvements to Accounting for Hedging Activities " ("ASU 2017-12"), which enables entities to better portray risk management activities in their financial statements, as follows:

•	Expands an entity's ability to hedge nonfinancial and financial risk components and reduces complexity in fair value hedges of interest rate risk,

•
Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item,

•	Eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness, and

•	Modifies required disclosures.

The provisions of ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-12 is required to be reported using a modified retrospective approach, with the exception of the presentation and disclosure amendments which are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-12.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2017:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$586.5	$107.2	$0.3	$—	$693.4	$—
U.S. Government agencies and authorities	3.5	—	—	—	3.5	—
State, municipalities and political subdivisions	843.0	32.0	4.9	—	870.1	—
U.S. corporate public securities	8,734.7	741.9	22.5	—	9,454.1	—
U.S. corporate private securities	3,341.3	141.8	40.3	—	3,442.8	—
Foreign corporate public securities and foreign governments(1)	2,616.3	188.9	10.8	—	2,794.4	—
Foreign corporate private securities(1)	3,179.9	161.4	13.0	—	3,328.3	—

Residential mortgage-backed securities:
Agency	2,009.2	73.1	13.1	7.1	2,076.3	—
Non-Agency	601.1	50.7	1.7	6.9	657.0	4.4
Total Residential mortgage-backed securities	2,610.3	123.8	14.8	14.0	2,733.3	4.4
Commercial mortgage-backed securities	1,365.4	39.3	6.7	—	1,398.0	—
Other asset-backed securities	568.2	10.8	0.6	—	578.4	1.9

Total fixed maturities, including securities pledged	23,849.1	1,547.1	113.9	14.0	25,296.3	6.3
Less: Securities pledged	944.4	88.3	8.3	—	1,024.4	—
Total fixed maturities	22,904.7	1,458.8	105.6	14.0	24,271.9	6.3
Equity securities	69.2	15.8	—	—	85.0	—
Total fixed maturities and equity securities investments	$22,973.9	$1,474.6	$105.6	$14.0	$24,356.9	$6.3
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
(4) Amount excludes $190.2 of net unrealized gains on impaired available-for-sale securities.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$756.4	$769.3
After one year through five years	4,729.8	4,958.4
After five years through ten years	6,057.2	6,293.7
After ten years	7,761.8	8,565.2
Mortgage-backed securities	3,975.7	4,131.3
Other asset-backed securities	568.2	578.4
Fixed maturities, including securities pledged	$23,849.1	$25,296.3

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2017 and December 31, 2016, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2017
Communications	$1,169.9	$111.4	$2.9	$1,278.4
Financial	2,794.5	188.4	2.5	2,980.4
Industrial and other companies	8,234.7	525.5	28.9	8,731.3
Energy	2,008.0	142.7	36.2	2,114.5
Utilities	2,656.9	194.3	13.0	2,838.2
Transportation	688.6	47.1	1.4	734.3
Total	$17,552.6	$1,209.4	$84.9	$18,677.1

December 31, 2016
Communications	$1,222.6	$85.3	$10.2	$1,297.7
Financial	2,850.4	146.7	14.1	2,983.0
Industrial and other companies	8,479.5	346.4	98.9	8,727.0
Energy	2,144.8	104.9	48.8	2,200.9
Utilities	2,436.2	130.1	31.3	2,535.0
Transportation	617.7	25.7	5.6	637.8
Total	$17,751.2	$839.1	$208.9	$18,381.4

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
The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2017 and December 31, 2016, approximately 53.1% and 58.4%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions through a lending agent for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2017 and December 31, 2016, the fair value of loaned securities was $899.8 and $548.2, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2017 and December 31, 2016, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $858.3 and $248.4, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, liabilities to return collateral of $858.3 and $248.4, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2017 and December 31, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $71.5 and $315.8, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	September 30, 2017 (1)(2)	December 31, 2016 (1)(2)
U.S. Treasuries	$143.1	$303.6
U.S. corporate public securities	619.8	179.6
Equity Securities	—	0.4
Short-term Investments	4.1	1.0
Foreign corporate public securities and foreign governments	162.8	79.6
Payables under securities loan agreements	$929.8	$564.2
(1) As of September 30, 2017 and December 31, 2016, borrowings under securities lending transactions include cash collateral of $858.3 and $248.4, respectively.
(2) As of September 30, 2017 and December 31, 2016, borrowings under securities lending transactions include non-cash collateral of $71.5 and $315.8, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $395.9 and $347.8 as of September 30, 2017 and December 31, 2016, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS that are accounted for under the FVO, for which changes in fair value are reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2017:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$25.6	$—	*	$31.2	$0.2	$9.4	$0.1	$66.2	$0.3
State, municipalities and political subdivisions	64.4	0.6		70.6	2.4	39.2	1.9	174.2	4.9
U.S. corporate public securities	380.3	4.0		176.7	6.5	184.2	12.0	741.2	22.5
U.S. corporate private securities	231.4	2.0		373.9	12.0	164.1	26.3	769.4	40.3
Foreign corporate public securities and foreign governments	88.5	0.6		31.3	1.6	80.0	8.6	199.8	10.8
Foreign corporate private securities	182.8	5.1		87.1	2.7	98.6	5.2	368.5	13.0
Residential mortgage-backed	232.3	1.8		327.8	6.4	205.7	6.6	765.8	14.8
Commercial mortgage-backed	361.4	3.3		78.6	3.4	—	—	440.0	6.7
Other asset-backed	95.0	0.3		22.4	0.2	20.9	0.1	138.3	0.6
Total	$1,661.7	$17.7		$1,199.6	$35.4	$802.1	$60.8	$3,663.4	$113.9
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
*Less than $0.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 93.0% and 88.6% of the average book value as of September 30, 2017 and December 31, 2016, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2017
Six months or less below amortized cost	$1,703.9	$7.7	$21.4	$2.1	355	6
More than six months and twelve months or less below amortized cost	1,244.8	9.9	35.8	2.6	225	5
More than twelve months below amortized cost	739.1	71.9	29.9	22.1	177	4
Total	$3,687.8	$89.5	$87.1	$26.8	757	15

December 31, 2016
Six months or less below amortized cost	$6,702.7	$22.0	$215.8	$5.0	1,098	9
More than six months and twelve months or less below amortized cost	269.4	3.3	14.2	0.8	54	2
More than twelve months below amortized cost	312.8	80.8	20.7	23.0	128	5
Total	$7,284.9	$106.1	$250.7	$28.8	1,280	16

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
September 30, 2017
U.S. Treasuries	$66.5	$—		$0.3	$—		18	—
State, municipalities and political subdivisions	179.1	—		4.9	—		110	—
U.S. corporate public securities	751.0	12.7		19.2	3.3		160	5
U.S. corporate private securities	743.3	66.4		19.5	20.8		60	2
Foreign corporate public securities and foreign governments	200.7	9.9		8.2	2.6		44	2
Foreign corporate private securities	381.5	—	*	13.0	—	*	36	2
Residential mortgage-backed	780.6	—	*	14.8	—	*	173	3
Commercial mortgage-backed	446.7	—		6.7	—		107	—
Other asset-backed	138.4	0.5		0.5	0.1		49	1
Total	$3,687.8	$89.5		$87.1	$26.8		757	15

December 31, 2016
U.S. Treasuries	$136.1	$—		$1.7	$—		22	—
State, municipalities and political subdivisions	447.1	—		15.6	—		187	—
U.S. corporate public securities	2,351.7	9.6		69.5	2.5		417	3
U.S. corporate private securities	1,162.2	81.9		56.8	22.9		108	3
Foreign corporate public securities and foreign governments	836.9	12.8		34.6	3.0		159	3
Foreign corporate private securities	670.4	—	*	25.9	—	*	64	2
Residential mortgage-backed	1,073.6	0.1		29.0	—	*	196	3
Commercial mortgage-backed	442.2	—	*	16.7	—	*	90	1
Other asset-backed	164.7	1.7		0.9	0.4		37	1
Total	$7,284.9	$106.1		$250.7	$28.8		1,280	16
*Less than $0.1

Investments with fair values less than amortized cost are included in the Company's other-than-temporary impairments analysis. Impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for "other-than-temporary impairments" each quarter based on actual and projected cash flows, after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired (typically pre-2008) indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on the valuation of a particular security within the trust will also be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of September 30, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $3.3. As of December 31, 2016, the Company had no new troubled debt restructurings for commercial mortgage loans or private placement bonds.

As of September 30, 2017 and December 31, 2016, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2017			December 31, 2016
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4.3	$4,864.2	$4,868.5	$4.6	$4,251.0	$4,255.6
Collective valuation allowance for losses	N/A	(0.9)	(0.9)	N/A	(1.1)	(1.1)
Total net commercial mortgage loans	$4.3	$4,863.3	$4,867.6	$4.6	$4,249.9	$4,254.5
N/A- Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2017 and 2016.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2017	December 31, 2016
Collective valuation allowance for losses, balance at January 1	$1.1	$1.2
Addition to (reduction of) allowance for losses	(0.2)	(0.1)
Collective valuation allowance for losses, end of period	$0.9	$1.1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2017	December 31, 2016
Impaired loans without allowances for losses	$4.3	$4.6
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4.3	$4.6
Unpaid principal balance of impaired loans	$5.8	$6.1

As of September 30, 2017 and December 31, 2016 the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2017 and December 31, 2016.

There were no loans 30 days or less in arrears, with respect to principal and interest as of September 30, 2017 and December 31, 2016.

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

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2017	2016
Impaired loans, average investment during the period (amortized cost)(1)	$4.4	$4.7
Interest income recognized on impaired loans, on an accrual basis(1)	0.1	0.1
Interest income recognized on impaired loans, on a cash basis(1)	0.1	0.1
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
(1)Includes amounts for Troubled debt restructured loans.
	Nine Months Ended September 30,
	2017	2016
Impaired loans, average investment during the period (amortized cost)(1)	$4.5	$7.7
Interest income recognized on impaired loans, on an accrual basis(1)	0.3	0.3
Interest income recognized on impaired loans, on a cash basis(1)	0.3	0.3
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
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

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2017 (1)	December 31, 2016 (1)
Loan-to-Value Ratio:
0% - 50%	$257.3	$369.1
>50% - 60%	1,130.6	1,078.9
>60% - 70%	3,171.6	2,574.1
>70% - 80%	285.9	230.8
>80% and above	23.1	2.7
Total Commercial mortgage loans	$4,868.5	$4,255.6
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2017 (1)	December 31, 2016 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,852.1	$3,427.6
>1.25x - 1.5x	343.7	415.2
>1.0x - 1.25x	585.7	340.7
Less than 1.0x	55.1	46.7
Commercial mortgage loans secured by land or construction loans	31.9	25.4
Total Commercial mortgage loans	$4,868.5	$4,255.6
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2017 (1)		December 31, 2016 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$989.6	20.3%	$968.8	22.9%
South Atlantic	1,000.4	20.5%	956.3	22.5%
Middle Atlantic	1,091.8	22.5%	710.1	16.7%
West South Central	502.6	10.3%	431.9	10.1%
Mountain	453.7	9.3%	370.7	8.7%
East North Central	465.3	9.6%	447.8	10.5%
New England	79.2	1.6%	81.1	1.9%
West North Central	222.7	4.6%	223.2	5.2%
East South Central	63.2	1.3%	65.7	1.5%
Total Commercial mortgage loans	$4,868.5	100.0%	$4,255.6	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	September 30, 2017 (1)		December 31, 2016 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,407.4	28.9%	$1,358.9	31.9%
Industrial	1,330.0	27.3%	960.7	22.6%
Apartments	865.5	17.8%	793.5	18.6%
Office	843.5	17.3%	711.0	16.7%
Hotel/Motel	171.6	3.5%	170.2	4.0%
Mixed Use	52.8	1.1%	49.9	1.2%
Other	197.7	4.1%	211.4	5.0%
Total Commercial mortgage loans	$4,868.5	100.0%	$4,255.6	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2017 (1)	December 31, 2016 (1)
Year of Origination:
2017	$917.4	$—
2016	877.9	874.3
2015	710.9	729.1
2014	542.2	548.0
2013	661.0	685.1
2012	536.0	681.1
2011 and prior	623.1	738.0
Total Commercial mortgage loans	$4,868.5	$4,255.6
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$3.7		1
Foreign corporate public securities and foreign governments(1)	—		—	—		—
Foreign corporate private securities(1)	0.1		1	0.6		1
Residential mortgage-backed	0.1		5	—	*	7
Commercial mortgage-backed	—		—	—		—
Total	$0.2		6	$4.3		9
(1) Primarily U.S. dollar denominated.
*Less than $0.1
	Nine Months Ended September 30,
	2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$0.1		1	$3.8		2
Foreign corporate public securities and foreign governments(1)	—		—	7.3		2
Foreign corporate private securities(1)	0.1		1	0.7		2
Residential mortgage-backed	0.4		13	0.9		20
Commercial mortgage-backed	—	*	1	—		—
Total	$0.6		16	$12.7		26
(1) Primarily U.S. dollar denominated.
*Less than $0.1

The above tables include $0.2 and $0.3 of write-downs related to credit impairments for the three and nine months ended September 30, 2017, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.3 in write-downs for the nine months ended September 30, 2017 are related to intent impairments. The remaining write-downs for the three months ended September 30, 2017 related to intent impairments are immaterial.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2017			2016
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$—		—	$3.7	1
Foreign corporate public securities and foreign governments(1)	—		—	—	—
Residential mortgage-backed	—	*	1	—	—
Commercial mortgage-backed	—		—	—	—
Total	$—		1	$3.7	1
(1) Primarily U.S. dollar denominated.
*Less than $0.1
	Nine Months Ended September 30,
	2017			2016
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$0.1		1	$3.7	1
Foreign corporate public securities and foreign governments(1)	—		—	6.9	1
Residential mortgage-backed	0.2		3	0.5	2
Commercial mortgage-backed	—	*	1	—	—
Total	$0.3		5	$11.1	4
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2017	2016
Balance at July 1	$7.3	$18.7
Additional credit impairments:
On securities previously impaired	—	—
Reductions:
Increase in cash flows	—	1.3
Securities sold, matured, prepaid or paid down	0.4	4.3
Balance at September 30	$6.9	$13.1

	Nine Months Ended September 30,
	2017	2016
Balance at January 1	$9.2	$19.3
Additional credit impairments:
On securities previously impaired	—	0.5
Reductions:
Increase in cash flows	0.2	1.4
Securities sold, matured, prepaid or paid down	2.1	5.3
Balance at September 30	$6.9	$13.1

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturities	$324.1	$335.0	$974.8	$986.2
Equity securities, available-for-sale	1.0	1.1	3.8	4.1
Mortgage loans on real estate	53.2	49.5	157.0	144.1
Policy loans	2.4	3.0	8.2	9.0
Short-term investments and cash equivalents	0.2	0.1	0.7	1.0
Other	15.4	7.9	42.5	11.3
Gross investment income	396.3	396.6	1,187.0	1,155.7
Less: Investment expenses	17.5	15.9	51.3	45.8
Net investment income	$378.8	$380.7	$1,135.7	$1,109.9

As of September 30, 2017 and December 31, 2016, the Company had $1.1 and $3.0, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturities, available-for-sale, including securities pledged	$(2.0)	$(2.9)	$(22.7)	$(50.5)
Fixed maturities, at fair value option	(50.8)	(48.8)	(147.9)	(90.7)
Derivatives	4.4	(5.4)	10.7	69.7
Embedded derivatives - fixed maturities	(1.0)	(1.6)	(3.5)	(1.3)
Guaranteed benefit derivatives	7.2	4.5	18.2	(103.4)
Other investments	(0.1)	(0.1)	0.1	0.1
Net realized capital gains (losses)	$(42.3)	$(54.3)	$(145.1)	$(176.1)
After-tax net realized capital gains (losses)	$(27.5)	$(35.3)	$(94.3)	$(114.4)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds on sales	$551.4	$386.6	$2,189.3	$1,520.8
Gross gains	6.3	2.2	17.0	17.0
Gross losses	6.3	2.2	31.0	63.2

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2017			December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$35.3	$0.1	$—	$35.3	$0.4	$0.2
Foreign exchange contracts	449.8	—	34.8	230.5	12.8	6.3
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	23,486.1	119.4	16.5	29,112.2	437.1	154.2
Foreign exchange contracts	32.5	—	0.8	175.4	12.6	12.0
Equity contracts	147.1	5.5	3.5	89.4	2.3	—
Credit contracts	834.7	9.6	6.0	425.5	5.6	0.2

Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	14.0	—	N/A	17.5	—
Within products	N/A	—	156.2	N/A	—	173.8
Within reinsurance agreements	N/A	—	(25.2)	N/A	—	(43.5)
Managed custody guarantees	N/A	—	—	N/A	—	—
Total		$148.6	$192.6		$488.3	$303.2
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2017 and December 31, 2016. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$834.7	$9.6	$6.0
Equity contracts	147.1	5.5	3.5
Foreign exchange contracts	482.3	—	35.6
Interest rate contracts	21,703.9	119.1	16.5
		134.2	61.6

Counterparty netting(1)		(39.3)	(39.3)
Cash collateral netting(1)		(88.6)	—
Securities collateral netting(1)		(3.1)	(20.1)
Net receivables/payables		$3.2	$2.2
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2017, the Company held $15.8 and $222.5 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, the Company held $42.6 and $227.1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2017, the Company delivered $124.6 of securities and held $3.1 of securities as collateral. As of December 31, 2016, the Company delivered $219.7 of securities and held $11.2 of securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$0.2	$0.3	$0.5
Foreign exchange contracts	2.7	0.2	10.5	0.5
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	0.9	(6.7)	(4.0)	70.7
Foreign exchange contracts	(1.0)	(0.7)	(1.4)	(4.4)
Equity contracts	0.3	0.7	1.1	0.4
Credit contracts	1.4	0.9	4.2	2.0
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(1.0)	(1.6)	(3.5)	(1.3)
Within products(2)	7.1	4.6	18.0	(99.4)
Within reinsurance agreements(3)	(2.5)	(0.8)	(18.4)	(73.1)
Managed custody guarantees(2)	0.1	(0.1)	0.2	(4.0)
Total	$8.1	$(3.3)	$7.0	$(108.1)

(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2017 and 2016, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2017, the fair values of credit default swaps of $9.6 and $6.0 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2016, the fair values of credit default swaps of $5.6 and $0.2 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, the maximum potential future exposure to the Company was $552.0 and $402.0, respectively, in credit default swap protection sold. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$634.0	$59.4	$—	$693.4
U.S. Government agencies and authorities	—	3.5	—	3.5
State, municipalities and political subdivisions	—	870.1	—	870.1
U.S. corporate public securities	—	9,427.7	26.4	9,454.1
U.S. corporate private securities	—	2,843.8	599.0	3,442.8
Foreign corporate public securities and foreign governments(1)	—	2,794.3	0.1	2,794.4
Foreign corporate private securities (1)	—	3,187.8	140.5	3,328.3
Residential mortgage-backed securities	—	2,706.4	26.9	2,733.3
Commercial mortgage-backed securities	—	1,390.2	7.8	1,398.0
Other asset-backed securities	—	534.3	44.1	578.4
Total fixed maturities, including securities pledged	634.0	23,817.5	844.8	25,296.3
Equity securities, available-for-sale	34.6	—	50.4	85.0
Derivatives:
Interest rate contracts	0.4	119.1	—	119.5
Foreign exchange contracts	—	—	—	—
Equity contracts	—	5.5	—	5.5
Credit contracts	—	9.6	—	9.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,197.2	0.3	—	1,197.5
Assets held in separate accounts	68,623.0	4,529.9	5.6	73,158.5
Total assets	$70,489.2	$28,481.9	$900.8	$99,871.9
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$22.3	$22.3
Stabilizer and MCGs	—	—	133.9	133.9
Other derivatives:
Interest rate contracts	—	16.5	—	16.5
Foreign exchange contracts	—	35.6	—	35.6
Equity contracts	—	3.5	—	3.5
Credit contracts	—	6.0	—	6.0
Embedded derivative on reinsurance	—	(25.2)	—	(25.2)
Total liabilities	$—	$36.4	$156.2	$192.6
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2017 and 2016. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2017
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$26.5	$—	$(0.1)	$—	$—	$—	$—	$—	$—	$26.4	$—
U.S. Corporate private securities	595.1	0.1	1.2	1.8	—	(1.1)	(9.6)	11.5	—	599.0	—
Foreign corporate public securities and foreign governments(1)	0.1	—	—	—	—	—	—	—	—	0.1	—
Foreign corporate private securities(1)	128.4	—	(0.9)	13.6	—	—	(0.6)	—	—	140.5	—
Residential mortgage-backed securities	36.8	(1.6)	0.1	9.0	—	—	—	—	(17.4)	26.9	(1.6)
Commercial mortgage-backed securities	6.2	—	—	7.0	—	—	(0.2)	—	(5.2)	7.8	—
Other asset-backed securities	35.9	—	0.2	32.8	—	—	(0.4)	—	(24.4)	44.1	—
Total fixed maturities, including securities pledged	829.0	(1.5)	0.5	64.2	—	(1.1)	(10.8)	11.5	(47.0)	844.8	(1.6)
Equity securities, available-for-sale	50.3	—	0.1	—	—	—	—	—	—	50.4	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(141.2)	8.1	—	—	(0.8)	—	—	—	—	(133.9)	—
FIA(2)	(23.0)	(0.9)	—	—	0.2	—	1.4	—	—	(22.3)	—
Assets held in separate accounts(5)	3.1	0.1	—	3.8	—	(0.3)	—	—	(1.1)	5.6	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$7.5	$—	$0.4	$10.9	$—	$—	$(1.0)	$8.6	$—	$26.4	$—
U.S. Corporate private securities	524.7	0.1	5.8	46.4	—	(1.1)	(10.6)	43.3	(9.6)	599.0	—
Foreign corporate public securities and foreign governments(1)	0.1	—	—	—	—	—	—	—	—	0.1	—
Foreign corporate private securities(1)	154.0	0.1	(2.0)	31.7	—	—	(10.5)	—	(32.8)	140.5	0.1
Residential mortgage-backed securities	21.2	(5.2)	(0.1)	9.0	—	—	—	2.0	—	26.9	(5.3)
Commercial mortgage-backed securities	9.8	—	—	8.0	—	—	(0.2)	—	(9.8)	7.8	—
Other asset-backed securities	26.7	—	0.7	32.8	—	—	(1.1)	—	(15.0)	44.1	—
Total fixed maturities, including securities pledged	744.0	(5.0)	4.8	138.8	—	(1.1)	(23.4)	53.9	(67.2)	844.8	(5.2)
Equity securities, available-for-sale	47.9	—	0.8	1.7	—	—	—	—	—	50.4	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(150.5)	19.7	—	—	(3.1)	—	—	—	—	(133.9)	—
FIA(2)	(23.3)	(1.5)	—	—	—	—	2.5	—	—	(22.3)	—
Assets held in separate accounts(5)	5.4	0.1	—	9.9	—	(3.0)	—	2.1	(8.9)	5.6	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2017 and 2016, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2017:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 6.6%
Nonperformance risk	0.24% to 1.3%		0.24% to 1.3%
Actuarial Assumptions:
Partial Withdrawals	0% to 7.0%		—
Lapses	0% to 42%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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
(3) Stabilizer contracts with recordkeeping agreements have different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	92%	0-25%	0-15%	0-30%	0-15%
Stabilizer with Recordkeeping Agreements	8%	0-50%	0-30%	0-50%	0-25%
Aggregate of all plans	100%	0-50%	0-30%	0-50%	0-25%
(4) Measured as a percentage of assets under management or assets under administration.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2016:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 7.5%
Nonperformance risk	0.25% to 1.6%		0.25% to 1.6%
Actuarial Assumptions:
Partial Withdrawals	0% to 7.0%		—
Lapses	0% to 42%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$25,296.3	$25,296.3	$24,895.0	$24,895.0
Equity securities, available-for-sale	85.0	85.0	82.3	82.3
Mortgage loans on real estate	4,867.6	4,952.2	4,254.5	4,339.6
Policy loans	214.2	214.2	218.9	218.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,197.5	1,197.5	972.7	972.7
Derivatives	134.6	134.6	470.8	470.8
Notes receivable from affiliate	175.0	226.1	175.0	216.2
Assets held in separate accounts	73,158.5	73,158.5	61,980.7	61,980.7
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	25,449.7	29,831.0	24,942.7	28,876.5
Supplementary contracts, immediate annuities and other	366.1	431.9	386.1	437.5
Deposit liabilities	150.0	199.9	172.0	245.8
Derivatives:
Guaranteed benefit derivatives:
FIA	22.3	22.3	23.3	23.3
Stabilizer and MCGs	133.9	133.9	150.5	150.5
Other derivatives	61.6	61.6	172.9	172.9
Long-term debt	4.8	4.8	4.9	4.9
Embedded derivatives on reinsurance	(25.2)	(25.2)	(43.5)	(43.5)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2017
	DAC	VOBA		Total
Balance as of January 1, 2017	$476.4	$537.4		$1,013.8
Deferrals of commissions and expenses	55.7	3.6		59.3
Amortization:
Amortization, excluding unlocking	(56.9)	(68.1)		(125.0)
Unlocking (1)	(59.8)	(96.7)		(156.5)
Interest accrued	27.9	33.7	(2)	61.6
Net amortization included in the Condensed Consolidated Statements of Operations	(88.8)	(131.1)		(219.9)
Change due to unrealized capital gains/losses on available-for-sale securities	(67.8)	(67.2)		(135.0)
Balance as of September 30, 2017	$375.5	$342.7		$718.2

	2016
	DAC	VOBA		Total
Balance as of January 1, 2016	$520.4	$708.7		$1,229.1
Deferrals of commissions and expenses	56.5	4.1		60.6
Amortization:
Amortization, excluding unlocking	(55.5)	(53.8)		(109.3)
Unlocking (1)	(16.3)	(61.4)		(77.7)
Interest accrued	31.1	39.6	(2)	70.7
Net amortization included in the Condensed Consolidated Statements of Operations	(40.7)	(75.6)		(116.3)
Change due to unrealized capital gains/losses on available-for-sale securities	(185.9)	(262.3)		(448.2)
Balance as of September 30, 2016	$350.3	$374.9		$725.2
(1) DAC/VOBA unlocking includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. The 2017 amounts include unfavorable unlocking for DAC and VOBA of $79.6 and $140.2, respectively, associated with consent acceptances received from customers and expected future acceptances of customer consents to changes related to guaranteed minimum interest rate provisions of certain retirement plan contracts with fixed investment options.
(2) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2017 and 2016.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2017	2016
Fixed maturities, net of OTTI	$1,433.2	$1,950.2
Equity securities, available-for-sale	15.8	16.6
Derivatives	147.1	207.5
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(459.5)	(645.4)
Premium deficiency reserve adjustment	(116.5)	(127.3)
Unrealized capital gains (losses), before tax	1,020.1	1,401.6
Deferred income tax asset (liability)	(234.1)	(367.2)
Unrealized capital gains (losses), after tax	786.0	1,034.4
Pension and other postretirement benefits liability, net of tax	4.9	5.9
AOCI	$790.9	$1,040.3

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$105.0		$(36.3)	$68.7
Equity securities	(0.1)		—	(0.1)
OTTI	0.1		(0.1)	—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	2.1		(0.8)	1.3
DAC/VOBA and Sales inducements	(9.2)		3.3	(5.9)
Premium deficiency reserve adjustment	(6.4)		2.2	(4.2)
Change in unrealized gains/losses on available-for-sale securities	91.5		(31.7)	59.8

Derivatives:
Derivatives	(16.3)	(1)	5.6	(10.7)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5.9)		2.0	(3.9)
Change in unrealized gains/losses on derivatives	(22.2)		7.6	(14.6)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(0.6)		0.2	(0.4)
Change in pension and other postretirement benefits liability	(0.6)		0.2	(0.4)
Change in Other comprehensive income (loss)	$68.7		$(23.9)	$44.8
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$545.9		$(189.6)	$356.3
Equity securities	0.6		(0.2)	0.4
OTTI	1.9		(0.7)	1.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	22.8		(8.0)	14.8
DAC/VOBA and Sales inducements	(135.1)	(1)	47.3	(87.8)
Premium deficiency reserve adjustment	(27.4)		9.6	(17.8)
Change in unrealized gains/losses on available-for-sale securities	408.7		(141.6)	267.1

Derivatives:
Derivatives	(35.6)	(2)	12.4	(23.2)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(17.5)		6.1	(11.4)
Change in unrealized gains/losses on derivatives	(53.1)		18.5	(34.6)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1.7)		0.6	(1.1)
Change in pension and other postretirement benefits liability	(1.7)		0.6	(1.1)
Change in Other comprehensive income (loss)	$353.9		$(122.5)	$231.4
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rates for the three and nine months ended September 30, 2017 were 1,128.4% and (113.4)%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and nine months ended September 30, 2017 primarily due to the effect of the dividends received deduction ("DRD").

The Company's effective tax rates for the three and nine months ended September 30, 2016 were 65.6% and (13.3)%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and nine months ended September 30, 2016 primarily due to the effect of the DRD.

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

Under this agreement, the Company did not incur interest expense for the three months ended September 30, 2017 and the Company incurred $0.1 in interest expense for the nine months ended September 30, 2017. The Company did not incur interest expense for the three and nine months ended September 30, 2016. The Company did not earn interest income for the three months ended September 30, 2017 and earned $0.8 in interest income for the nine months ended September 30, 2017. The Company did not earn interest income for the three months ended September 30, 2016 and earned $0.4 in interest income for the nine months ended September 30, 2016. As of September 30, 2017 and December 31, 2016, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of September 30, 2017 and December 31, 2016, the Company had off-balance sheet commitments to acquire mortgage loans of $142.3 and $602.0, respectively, and purchase limited partnerships and private placement investments of $473.0 and $455.9, respectively.

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

	September 30, 2017	December 31, 2016
Other fixed maturities-state deposits	$13.4	$13.4
Securities pledged(1)	1,024.4	767.9
Total restricted assets	$1,037.8	$781.3
(1) Includes the fair value of loaned securities of $899.8 and $548.2 as of September 30, 2017 and December 31, 2016, respectively. In addition, as of September 30, 2017 and December 31, 2016, the Company delivered securities as collateral of $124.6 and $219.7, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The outcome of a litigation or regulatory matter is difficult to predict and the amount or range of potential losses associated with these or other loss contingencies, requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters, litigation, and other loss contingencies. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2017, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

Litigation includes Dezelan v. Voya Retirement Insurance and Annuity Company (USDC District of Connecticut, No. 3:16-cv-1251)(filed July 26, 2016), a putative class action in which plaintiff, a participant in a 403(b) Plan, seeks to represent a class of plans whose assets are invested in VRIAC “Group Annuity Contract Stable Value Funds.”  Plaintiff alleges that VRIAC has violated the Employee Retirement Income Security Act of 1974 by charging unreasonable fees and setting its own compensation in connection with stable value products.  Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. On July 19, 2017, the district court granted the Company's motion to dismiss, but permitted the plaintiff to file an amended complaint. The plaintiff has filed a first amended complaint, and the Company has moved to dismiss that complaint.

Litigation also includes Goetz v. Voya Financial and Voya Retirement Insurance and Annuity Company (USDC District of Delaware, No. 1:17-cv-1289) (filed September 8, 2017), a putative class action in which plaintiff, a participant in a 401(k) plan, seeks to represent other participants in the plan as well as a class of similarly situated plans that “contract with [Voya] for recordkeeping and other services.” Plaintiff alleges that “Voya” breached its fiduciary duty to the plan and other plan participants by charging unreasonable and excessive recordkeeping fees, and that “Voya” distributed materially false and misleading 404a-5 administrative and fund fee disclosures to conceal its excessive fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

10.    Related Party Transactions

Operating Agreements

Prior to May 1, 2017, DSL was the investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company’s variable insurance products. Consequently, DSL was party to various intercompany management and revenue sharing agreements, whereby DSL earned revenues and incurred expenses associated with these intercompany agreements. Effective May 1, 2017, Voya Investments, LLC, ("VIL") an affiliate, was appointed as investment adviser to these U.S. registered investment companies and DSL will no longer provide these advisory and certain other related services to its affiliates. While this change will have an impact on the Company’s and DSL’s total revenues and total expenses, the net impact on the Company’s Net income (loss) is expected to be insignificant.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2017, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K and reflecting changes to certain of these operating agreements described above were $90.6 and $347.9, respectively. For the three and nine months ended September 30, 2016, revenues with affiliated entities related to the aforementioned operating agreements, as amended, were $142.4 and $416.5, respectively. For the three and nine months ended September 30, 2017, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $172.3 and $551.2, respectively. For the three and nine months ended September 30, 2016, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $204.2 and $595.5, respectively.

Reinsurance Agreements

The Company has entered into reinsurance agreements that are accounted for under the deposit method with two of its affiliates. As of September 30, 2017 and December 31, 2016, the Company had deposit assets of $70.3 and $80.4, respectively, and deposit liabilities of $150.0 and $172.0, respectively, related to these agreements. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. For further information on these reinsurance agreements, see the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2017 and 2016 and financial condition as of September 30, 2017 and December 31, 2016. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report on Form 10-K").

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

We have one operating segment.

During the second quarter of 2017, we solicited customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets. Because the GMIR initiative for the second quarter and third quarter of 2017 (described below) is classified as a contract modification under insurance accounting, it requires an acceleration of DAC/VOBA amortization resulting in unfavorable unlocking and will favorably impact the DAC/VOBA amortization rate and earnings in the future. The unfavorable unlocking, which amounted to $128.0 million for the second quarter of 2017 and was recorded in Net amortization of DAC and VOBA, was determined based on legally binding consent acceptances received from customers as well as expected future acceptances of consents from customers solicited during the second quarter of 2017.

During the third quarter of 2017, we continued to solicit customer consents to execute on the GMIR initiative. The third quarter initiative was considered as part of the annual assumption updates described within the Critical Accounting Judgments and Estimates of Part I, Item 2 of this Quarterly Report on Form 10-Q and resulted in unfavorable unlocking of $91.8 million recorded in Net amortization of DAC and VOBA in the third quarter of 2017. The third quarter unlocking was determined based on legally binding consent acceptances received from customers and expected future acceptances of consents from customers solicited during the third quarter of 2017 as well as expected future acceptances for customers that will be solicited as part of the GMIR initiative.

Recent Events

On July 31, 2017, our affiliate, Voya Services Company (“Voya Services”) entered into a servicing agreement with a third-party service provider (the “service provider”). Under the agreement, the service provider provides Voya Services with a broad range of information technology services such as application development and maintenance; infrastructure management and support including for servers, storage and network devices; service desk; security; general service and operations management; and disaster recovery and business continuity. The service provider is responsible for providing certain computing assets such as server and network hardware. There is a transition period in connection with the service provider assuming responsibility for these operations. Voya Services retains responsibility for, among other things, its technology architecture, security strategy, program governance and regulatory oversight responsibilities. The agreement is designed to allow for additional statements of work for additional projects and services to be added in the future.
As part of the transaction, certain employees of Voya Services became employees of the service provider, and certain current employee positions were eliminated. Under the terms of the agreement, employees of Voya Services transferring to the service provider became part of the team providing services to Voya Services under the agreement for a minimum period of between one and two years. The services are provided on Voya Services’ premises, and also at the service provider’s facilities both inside and outside of the United States.
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

During the third quarter of 2017 and 2016, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews, we made a number of changes, which resulted in net unfavorable unlocking of DAC and VOBA of $60.1 million recorded in the current period, of which $91.8 million was related to changes related to GMIR provisions (See Overview in Part I. Item 2. of this Quarterly Report on Form 10-Q for further information). For the nine months ended September 30, 2016, changes in assumptions resulted in net unfavorable unlocking of DAC and VOBA of $97.9 million.

Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2017 were 1,128.4% and (113.4)%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and nine months ended September 30, 2017 primarily due to the effect of the dividends received deduction ("DRD").

Our effective tax rates for the three and nine months ended September 30, 2016 were 65.6% and (13.3)%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and nine months ended September 30, 2016 primarily due to the effect of the DRD.

Results of Operations

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net investment income	$378.8	$380.7	$1,135.7	$1,109.9
Fee income	170.2	186.0	537.1	539.3
Premiums	10.6	73.3	34.5	565.3
Broker-dealer commission revenue	42.0	44.5	128.1	132.1
Net realized capital gains (losses):
Total other-than-temporary impairments	(0.3)	(4.3)	(0.7)	(12.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.1)	—	(0.1)	0.1
Net other-than-temporary impairments recognized in earnings	(0.2)	(4.3)	(0.6)	(12.7)
Other net realized capital gains (losses)	(42.1)	(50.0)	(144.5)	(163.4)
Total net realized capital gains (losses)	(42.3)	(54.3)	(145.1)	(176.1)
Other revenue	(0.4)	(0.5)	1.6	(0.7)
Total revenues	558.9	629.7	1,691.9	2,169.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	240.5	292.7	720.3	1,278.7
Operating expenses	193.2	205.3	604.6	606.8
Broker-dealer commission expense	42.0	44.5	128.1	132.1
Net amortization of Deferred policy acquisition costs and Value of business acquired	84.4	119.5	219.9	116.3
Interest expense	—	—	0.1	—
Total benefits and expenses	560.1	662.0	1,673.0	2,133.9
Income (loss) before income taxes	(1.2)	(32.3)	18.9	35.9
Income tax expense (benefit)	(13.8)	(21.2)	(21.3)	(4.8)
Net income (loss)	$12.6	$(11.1)	$40.2	$40.7

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Our Net income (loss) for the three months ended September 30, 2017 changed by $23.7 million from a loss of $11.1 million to income of $12.6 million primarily due to lower Interest credited and other benefits to contract owners/policyholders, Net amortization of DAC and VOBA, Operating expenses, and Net realized capital losses, partially offset by lower Premiums, Fee income, Income tax benefit and Net investment income.

Revenues

Total revenues decreased $70.8 million from $629.7 million to $558.9 million primarily due to lower Premiums Fee income and Net investment income, partially offset by lower Net realized capital losses.

Net investment income decreased $1.9 million from $380.7 million to $378.8 million primarily due to lower prepayment fee income and lower yields, including the impact of the continued low interest rate environment on reinvestment rates. These decreases were partially offset by growth in general account assets driven by positive net flows, including the cumulative impact of participants' transfers from variable investment options into fixed investment options, and higher alternative investment income.

Fee income decreased $15.8 million from $186.0 million to $170.2 million primarily due to lower investment advisory fee income and a shift in business mix. The lower net investment advisory fee income resulted from changes to the investment advisory relationship with affiliates (See the Related Party Transactions Note to the Condensed Consolidated Financial Statements in Part 1, Item 1. of this Quarterly Report on Form 10-Q for further detail). These decreases were partially offset by an increase in separate account and institutional/mutual fund assets under management ("AUM") driven by equity market improvements, and the cumulative impact of positive net flows.

Premiums decreased $62.7 million from $73.3 million to $10.6 million primarily due to lower sales of pension risk transfer contracts, which correspond to lower interest credited and other benefits to contract owners/policyholders below. This business was closed to new sales at the end of 2016.

Total net realized capital losses decreased $12.0 million from $54.3 million to $42.3 million primarily due to favorable changes in the fair value of derivatives and embedded derivatives on product guarantees (from a gain of $4.5 million in the prior period to a gain of $7.2 million in the current period). The net changes in derivatives were primarily the result of interest rate movements. The net changes in embedded derivatives on product guarantees were primarily the result of the impact of nonperformance risk, partially offset by the impact of interest rate movements.

Benefits and Expenses

Total benefits and expenses decreased $101.9 million from $662.0 million to $560.1 million primarily due to lower Interest credited and other benefits to contract owners/policyholders, Net amortization of DAC and VOBA, and Operating expenses.

Interest credited and other benefits to contract owners/policyholders decreased $52.2 million from $292.7 million to $240.5 million primarily due to a decrease in the change in reserves associated with the pension risk contracts, partially offset by an increase in general account liabilities, which correspond to the growth in general account assets, and an unfavorable change in the fair value of the embedded derivative on reinsurance.

Operating expenses decreased $12.1 million from $205.3 million to $193.2 million primarily due to lower investment advisory expenses, resulting from changes to the investment advisory relationship with affiliates, referenced above. This was partially offset by costs allocated to VRIAC related to the servicing agreement (See Recent Events of Part 1. Item 2. of this Quarterly Report on Form 10-Q for more information). Additionally, higher asset based commissions partially offset the decrease.

Net amortization of DAC and VOBA decreased $35.1 million from $119.5 million to $84.4 million primarily due to favorable changes in unlocking resulting from the impact of annual assumption updates, excluding GMIR, related to asset, liability and expense assumptions as well as lower amortization due to lower gross profits. These decreases were partially offset by unfavorable unlocking related to changes in GMIR provisions of certain retirement plans with fixed investment options and lower favorable unlocking due to lower than expected fixed margin. See Overview for further detail on unlocking related to changes in GMIR provisions.

Income Taxes

Income tax benefit decreased $7.4 million from $21.2 million to $13.8 million primarily due to a lower loss before income taxes, partially offset by an increase in the benefit associated with the dividends received deduction ("DRD").

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Our Net income for the nine months ended September 30, 2017 decreased $0.5 million from $40.7 million to $40.2 million primarily due to lower Premiums and higher Net amortization of DAC and VOBA, partially offset by lower Interest credited and other benefits to contract owners/policyholders, Net realized capital losses, and higher Net investment income and Income tax benefit.

Revenues

Total revenues decreased $477.9 million from $2,169.8 million to $1,691.9 million primarily due to lower Premiums, partially offset by lower Total net realized capital losses and higher Net Investment Income.

Net investment income increased $25.8 million from $1,109.9 million to $1,135.7 million primarily due to growth in general account assets driven by positive net flows, including the cumulative impact of participants' transfers from variable investment options into fixed investment options, and higher alternative investment income, partially offset by lower prepayment fee income and lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $2.2 million from $539.3 million to $537.1 million primarily due to lower investment advisory fees, a shift in business mix and the cumulative impact of participant transfers from variable investment options into fixed investment options, partially offset by an increase in separate account and institutional/mutual fund AUM driven by equity market improvements, and the cumulative impact of positive net flows. The lower net investment advisory fee income resulted from changes to the investment advisory relationship with affiliates, referenced above.

Premiums decreased $530.8 million from $565.3 million to $34.5 million primarily due to lower sales of pension risk transfer contracts, which correspond to lower interest credited and other benefits to contract owners/policyholders below. This business was closed to new sales at the end of 2016.

Total net realized capital losses decreased $31.0 million from $176.1 million to $145.1 million primarily due to favorable changes in the fair value of embedded derivatives on product guarantees (from a loss of $103.4 million in the prior period to a gain of $18.2 million in the current period) and lower net realized losses on the disposal of available-for-sale fixed maturities, including securities pledged. These favorable changes were partially offset by unfavorable changes in the fair values of derivatives and fixed maturities using the fair value option. The change in the fair value of fixed maturities using fair value option is primarily due to interest rate movements. The change in embedded derivatives on product guarantees were primarily the result of interest rate movements, partially offset by the impact of nonperformance risk.

Benefits and Expenses

Total benefits and expenses decreased $460.9 million from $2,133.9 million to $1,673.0 million primarily due to lower Interest credited and other benefits to contract owners/policyholders and Operating expenses, partially offset by higher Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $558.4 million from $1,278.7 million to $720.3 million primarily due to a decrease in the change in reserves associated with the pension risk contracts and a favorable change in the fair value of the embedded derivative on reinsurance, partially offset by an increase in general account liabilities which correspond to the growth in general account assets.

Operating expenses decreased $2.2 million from $606.8 million to $604.6 million primarily due to lower investment advisory expenses, resulting from changes to the investment advisory relationship with affiliates, referenced above. This decrease was partially offset by costs allocated to VRIAC related to the servicing agreement ( See Recent Events of Part 1. Item 2. of this Quarterly Report on Form 10-Q for more information). Additionally, higher asset based commissions, letter of credit fees, technology costs and employee related expenses partially offset the decrease.

Net amortization of DAC and VOBA increased $103.6 million from $116.3 million to $219.9 million primarily due to unfavorable unlocking related to changes in GMIR provisions of certain retirement plans with fixed investment options. Higher amortization driven by the change in embedded derivative associated with a reinsurance agreement also contributed to the increase. These increases were partially offset by the impact of annual assumption updates, excluding GMIR, related to asset, liability and expense assumptions. See Overview for further detail on unlocking related to changes in GMIR provisions.

Income Taxes

Income tax benefit increased $16.5 million from $4.8 million to $21.3 million primarily due to an increase in the benefit associated with the DRD and lower income before income taxes.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2017		December 31, 2016
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$23,291.7	75.1%	$23,169.9	76.5%
Fixed maturities, at fair value using the fair value option	980.2	3.2%	957.2	3.2%
Equity securities, available-for-sale	85.0	0.3%	82.3	0.3%
Short-term investments(1)	4.3	—%	32.9	0.1%
Mortgage loans on real estate	4,867.6	15.7%	4,254.5	14.0%
Policy loans	214.2	0.7%	218.9	0.7%
Limited partnerships/corporations	395.9	1.3%	347.8	1.1%
Derivatives	134.6	0.4%	470.8	1.6%
Securities pledged	1,024.4	3.3%	767.9	2.5%
Total investments	$30,997.9	100.0%	$30,302.2	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	September 30, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$586.5	2.5%	$693.4	2.7%
U.S. Government agencies and authorities	3.5	—%	3.5	—%
State, municipalities, and political subdivisions	843.0	3.5%	870.1	3.5%
U.S. corporate public securities	8,734.7	36.6%	9,454.1	37.4%
U.S. corporate private securities	3,341.3	14.0%	3,442.8	13.6%
Foreign corporate public securities and foreign governments(1)	2,616.3	11.0%	2,794.4	11.0%
Foreign corporate private securities(1)	3,179.9	13.3%	3,328.3	13.2%
Residential mortgage-backed securities	2,610.3	11.0%	2,733.3	10.8%
Commercial mortgage-backed securities	1,365.4	5.7%	1,398.0	5.5%
Other asset-backed securities	568.2	2.4%	578.4	2.3%
Total fixed maturities, including securities pledged	$23,849.1	100.0%	$25,296.3	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$692.8	2.9%	$787.0	3.2%
U.S. Government agencies and authorities	3.8	—%	3.8	—%
State, municipalities, and political subdivisions	794.7	3.3%	795.4	3.2%
U.S. corporate public securities	9,511.1	39.6%	9,972.4	40.0%
U.S. corporate private securities	2,950.9	12.3%	2,960.6	11.9%
Foreign corporate public securities and foreign governments(1)	2,801.4	11.7%	2,884.4	11.6%
Foreign corporate private securities(1)	2,822.0	11.8%	2,910.0	11.7%
Residential mortgage-backed securities	2,670.5	11.1%	2,788.0	11.2%
Commercial mortgage-backed securities	1,301.2	5.4%	1,317.7	5.3%
Other asset-backed securities	466.4	1.9%	475.7	1.9%
Total fixed maturities, including securities pledged	$24,014.8	100.0%	$24,895.0	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2017, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in our Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$693.4	$—	$—	$—	$—	$—	$693.4
U.S. Government agencies and authorities	3.5	—	—	—	—	—	3.5
State, municipalities and political subdivisions	818.5	51.2	0.4	—	—	—	870.1
U.S. corporate public securities	4,643.7	4,303.0	398.5	98.5	10.4	—	9,454.1
U.S. corporate private securities	1,567.2	1,750.8	59.2	65.6	—	—	3,442.8
Foreign corporate public securities and foreign governments(1)	1,251.3	1,293.6	225.9	20.4	3.1	0.1	2,794.4
Foreign corporate private securities(1)	451.6	2,526.4	328.1	20.2	1.1	0.9	3,328.3
Residential mortgage-backed securities	2,596.3	88.9	4.9	—	3.6	39.6	2,733.3
Commercial mortgage-backed securities	1,396.1	1.9	—	—	—	—	1,398.0
Other asset-backed securities	504.6	60.8	5.3	1.8	0.4	5.5	578.4
Total fixed maturities	$13,926.2	$10,076.6	$1,022.3	$206.5	$18.6	$46.1	$25,296.3
% of Fair Value	55.1%	39.8%	4.0%	0.8%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$787.0	$—	$—	$—	$—	$—	$787.0
U.S. Government agencies and authorities	3.8	—	—	—	—	—	3.8
State, municipalities and political subdivisions	756.9	38.0	0.5	—	—	—	795.4
U.S. corporate public securities	5,087.2	4,340.8	427.5	88.8	25.6	2.5	9,972.4
U.S. corporate private securities	1,506.8	1,327.3	95.1	29.9	—	1.5	2,960.6
Foreign corporate public securities and foreign governments(1)	1,392.2	1,196.1	228.2	51.6	16.1	0.2	2,884.4
Foreign corporate private securities(1)	426.7	2,229.1	248.3	1.9	1.2	2.8	2,910.0
Residential mortgage-backed securities	2,731.9	4.7	3.1	—	4.7	43.6	2,788.0
Commercial mortgage-backed securities	1,317.7	—	—	—	—	—	1,317.7
Other asset-backed securities	429.5	37.8	3.2	2.2	—	3.0	475.7
Total fixed maturities	$14,439.7	$9,173.8	$1,005.9	$174.4	$47.6	$53.6	$24,895.0
% of Fair Value	58.0%	36.9%	4.0%	0.7%	0.2%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$693.4	$—	$—	$—	$—	$693.4
U.S. Government agencies and authorities	3.5	—	—	—	—	3.5
State, municipalities and political subdivisions	83.5	538.6	196.4	51.2	0.4	870.1
U.S. corporate public securities	106.0	566.8	3,970.9	4,303.3	507.1	9,454.1
U.S. corporate private securities	104.8	136.5	1,351.4	1,681.1	169.0	3,442.8
Foreign corporate public securities and foreign governments(1)	32.3	300.0	919.0	1,293.6	249.5	2,794.4
Foreign corporate private securities(1)	—	—	554.8	2,636.3	137.2	3,328.3
Residential mortgage-backed securities	2,124.3	11.9	34.1	42.1	520.9	2,733.3
Commercial mortgage-backed securities	1,145.4	44.9	115.0	66.3	26.4	1,398.0
Other asset-backed securities	344.9	64.3	47.2	82.2	39.8	578.4
Total fixed maturities	$4,638.1	$1,663.0	$7,188.8	$10,156.1	$1,650.3	$25,296.3
% of Fair Value	18.3%	6.6%	28.4%	40.2%	6.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$787.0	$—	$—	$—	$—	$787.0
U.S. Government agencies and authorities	3.8	—	—	—	—	3.8
State, municipalities and political subdivisions	85.0	482.8	189.1	38.0	0.5	795.4
U.S. corporate public securities	101.0	711.0	4,272.1	4,328.9	559.4	9,972.4
U.S. corporate private securities	98.1	157.7	1,172.9	1,375.9	156.0	2,960.6
Foreign corporate public securities and foreign governments(1)	31.4	339.6	1,021.4	1,195.9	296.1	2,884.4
Foreign corporate private securities(1)	—	—	503.6	2,293.8	112.6	2,910.0
Residential mortgage-backed securities	2,425.2	0.5	1.7	25.1	335.5	2,788.0
Commercial mortgage-backed securities	1,217.3	3.3	40.6	10.1	46.4	1,317.7
Other asset-backed securities	342.6	38.8	9.9	49.7	34.7	475.7
Total fixed maturities	$5,091.4	$1,733.7	$7,211.3	$9,317.4	$1,541.2	$24,895.0
% of Fair Value	20.4%	7.0%	29.0%	37.4%	6.2%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $165.6 million from $279.5 million to $113.9 million for the nine months ended September 30, 2017. The decrease in gross unrealized losses was primarily due to tightening credit spreads.

As of September 30, 2017, we held one fixed maturity with unrealized capital losses in excess of $10.0 million. As of September 30, 2017, the unrealized capital losses on this fixed maturity equaled $14.6 million, or 12.8% of the total unrealized losses. As of December 31, 2016, we held one fixed maturity with unrealized capital losses in excess of $10.0 million. As of December 31, 2016, the unrealized capital losses on this fixed maturity equaled $13.9 million, or 5.0% of the total unrealized losses.

As of September 30, 2017, we had $2.1 billion of energy sector fixed maturity securities, constituting 8.4% of the total fixed maturities portfolio, with gross unrealized capital losses of $36.2 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity security equaled $14.6 million. As of September 30, 2017, our fixed maturity exposure to the energy sector is comprised of 87.0% investment grade securities.

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

While we actively invest in and continue to manage a portfolio of such exposures in the form of securitized investments, we do not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. We define Alt-A mortgages to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but for which loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2017, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $43.1 million, $38.0 million and $0.6 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $33.1 million, $28.2 million and $0.9 million, respectively, representing 0.1% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of September 30, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $58.1 million, $45.8 million and $0.2 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $48.4 million, $35.9 million and $0.8 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. The steep pace of increases observed in this time frame relented, and the percentage of delinquent loans declined through February 2016 (although certain months did post marginal increases). Since then, the delinquency rate has increased, with recent months showing more upward momentum.  Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS. As a result, the new issuance market for CMBS slowed considerably during the first half of 2016 before normalizing to end the year. Spread performance somewhat mirrored these new issuance trends: volatile in the first half of 2016, signs of increased liquidity and more general stability in credit spreads have been observed since.  Year to date performance of CMBS can be best characterized by issuance stability and liquid market conditions, fostering relatively prolific new issuance volumes. This backdrop has allowed for general success in the refinancing of the final large maturing loan populations from pre-crisis originated commercial mortgage loans, done in 2007.

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

As of September 30, 2017, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $549.6 million, $545.0 million and $0.6 million, respectively. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $447.8 million, $443.8 million and $0.9 million, respectively.

As of September 30, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLOs") and automobile receivables, comprising 3.0%, 61.1% and 4.5%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 31.4%, 44.7% and 6.9%, respectively, of total Other ABS, excluding subprime exposure.

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

As of September 30, 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.7%. As of December 31, 2016, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.3%. See the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three and nine months ended September 30, 2017, we recorded $0.2 million and $0.3 million, respectively, of credit related OTTI of which the primary contributor was $0.1 million of write-downs recorded in the Foreign Private sector. See the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

As of September 30, 2017, the Company's total European exposure had an amortized cost and fair value of $3,036.2 million and $3,218.9 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $264.3 million, which includes non-financial institutions exposure in Ireland of $94.7 million, in Italy of $92.0 million, and in Spain of $62.1 million. We did not have any exposure to Greece or Portugal.

Among the remaining $3.0 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2017, our non-peripheral sovereign exposure was $121.5 million, which consisted of fixed maturities. We also had $415.7 million in net exposure to non-peripheral financial institutions with a concentration in France of $55.0 million, The Netherlands of $46.0 million, Switzerland of $91.5 million and the United Kingdom of $187.8 million. The balance of $2.4 billion was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,423.1 million, in The Netherlands of $346.9 million, in Belgium of $197.6 million, in France of $141.6 million, in Germany of $232.4 million, in Switzerland of $239.6 million and in Russia of $66.5 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of September 30, 2017 and December 31, 2016, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 50.7% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2017, VRIAC had securities lending collateral assets of $833.6 million, which represents approximately 0.8% of its general account statutory admitted assets. As of December 31, 2016, VRIAC had securities lending collateral assets of $242.8 million, which represents approximately 0.3% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2017 and 2016, VRIAC did not receive any capital contributions from its Parent.

On May 3, 2017, VRIAC declared an ordinary dividend in the amount of $261.0 million, which was paid to its Parent on May 24, 2017. During the nine months ended September 30, 2016, VRIAC paid an ordinary dividend in the amount of $274.0 million to its Parent.

On March 3, 2017, VFP declared a $20.0 million dividend which was paid to VRIAC on March 23, 2017; on June 19, 2017, VFP declared a $20.0 million dividend which was paid to VRIAC on June 23, 2017; on September 15, 2017, VFP declared a $20.0 million dividend which was paid to VRIAC on September 25, 2017. During the nine months ended September 30, 2016, VFP paid dividends of $60.0 million to VRIAC.

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

There were no ratings actions, affirmations or outlook changes by S&P, Fitch, Moody’s or A.M. Best from December 31, 2016 through September 30, 2017 and subsequently through the date of this Quarterly Report on Form 10-Q .

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

For changes in commitments related to the acquisition of mortgage loans and the purchase of limited partnerships and private placement investments, see the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Other than the above, there have been no material changes to our off-balance sheet arrangements since the filing of our Annual Report on Form 10-K.

Legislative and Regulatory Developments

Potential Changes to Variable Annuity Reserve Requirements

At various times in the past several years, the NAIC has indicated that it might pursue changes to the current reserve and capital framework that applies to insurers, including the Company, who write or reinsure variable annuity ("VA") policies. Since 2015, the NAIC’s Variable Annuity Issues Working Group ("VAIWG") has been considering general proposals for VA reserve and capital reform that would create more uniformity in VA reserving practices and reduce incentives for the use of captive reinsurance arrangements for VA business. These proposals, if adopted, could change the reserves and capital we are required to hold with respect to VA business.

During 2016, VAIWG engaged Oliver Wyman ("OW") to conduct an initial quantitative impact ("QIS1") study involving industry participants, including our affiliate Voya Insurance and Annuity Company, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study ("QIS2") began in February 2017 and is scheduled to be completed by November 2017, with NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.

The outcome of QIS2, and the parameters of any VA reserve and capital reform to be proposed by OW or adopted by the VAIWG, is uncertain at this time. Certain proposals under consideration as part of QIS2, if adopted as a component of any final VA reserve and capital reform, could negatively impact VA reserve and capital calculations and potentially result in increased collateral requirements at Roaring River II, Inc. ("RRII"), our Arizona captive affiliate that reinsures certain of our VA business. If we are required to increase reserves or RRII becomes subject to increased collateral requirements, we believe it is likely that such increases would be subject to a multiyear grade-in period. Other proposals under consideration for QIS2, if adopted, could result in positive impacts to our VA reserve and capital calculations. At the present time, we cannot predict what, if any, of these proposals may become part of any VA framework reform proposal or what impact any final VAIWG VA framework reform would have on VA reserves, capital or captive collateralization requirements.

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

Changes in Internal Control Over Financial Reporting

On July 31, 2017, our affiliate, Voya Services Company (“Voya Services”) entered into a servicing agreement with Cognizant Worldwide Limited (together with its affiliates, “Cognizant”). Under the agreement, Cognizant provides Voya Services with a broad range of information technology services, including services that Voya Services previously performed in-house. Cognizant is responsible for providing certain computing assets such as server and network hardware. There is a transition period in connection with Cognizant assuming responsibility for these operations. Voya Services retains responsibility for, among other things, our technology architecture, security strategy, program governance and regulatory oversight responsibilities. Certain of the information technology services that will be provided under the servicing agreement affect systems-related aspects of our financial controls. Consequently, the Company has concluded that entry into and implementation of the servicing agreement constitutes a material change in the Company's internal control over financial reporting for purposes of Rule 13a-15(d) of the Exchange Act.

Other than the change noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and "Risk Factors" in Part II, Item I A. in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. In addition, please see "Management’s Narrative Analysis of the Results of Operations and Financial Condition" herein and in the Annual Report on Form 10-K.

The following should be read in conjunction with and supplements and amends the risk factors described in our Annual Report on Form 10-K.

Potential Changes to Variable Annuity Reserve Requirements Could Increase our Capital Requirements

At various times in the past several years, the NAIC has indicated that it might pursue changes to the current reserve and capital framework that applies to insurers, including the Company, who write or reinsure variable annuity ("VA") policies. Since 2015, the NAIC’s Variable Annuity Issues Working Group ("VAIWG") has been considering general proposals for VA reserve and capital reform that would create more uniformity in VA reserving practices and reduce incentives for the use of captive reinsurance arrangements for VA business. These proposals, if adopted, could change the reserves and capital we are required to hold with respect to VA business.

During 2016, VAIWG engaged Oliver Wyman ("OW") to conduct an initial quantitative impact ("QIS1") study involving industry participants, including our affiliate Voya Insurance and Annuity Company, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study ("QIS2") began in February 2017 and is scheduled to be completed by November 2017, with NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms expected to begin during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.

The outcome of QIS2, and the parameters of any VA reserve and capital reform to be proposed by OW or adopted by the VAIWG, is uncertain at this time. Certain proposals under consideration as part of QIS2, if adopted as a component of any final VA reserve and capital reform, could negatively impact VA reserve and capital calculations and potentially result in increased collateral requirements at Roaring River II, Inc. ("RRII"), our Arizona captive affiliate that reinsures certain of our VA business. If we are required to increase reserves or RRII becomes subject to increased collateral requirements, we believe it is likely that such increases would be subject to a multiyear grade-in period. At the present time, we cannot predict what, if any, of these proposals may become part of any VA framework reform proposal or what impact any final VAIWG VA framework reform would have on VA reserves, capital or captive collateralization requirements.

Item 6.    Exhibits

See Exhibit Index on page 81 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2017			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neill
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

