Form 10-K
period 2017-12-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2018-03-15
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
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

As of March 15, 2018, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2017

As used in this Annual Report on Form 10-K, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition" and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations; (x) changes in the policies of governments and/or regulatory authorities; and (xi) our parent company, Voya Financial, Inc.'s ability to successfully complete the Transaction (as defined below) on the expected economic terms or at all, and (xii) other factors described in the section "Item 1A. Risk Factors.".

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

VRIAC is a direct, wholly owned subsidiary of Voya Holdings Inc. ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc ("Voya Financial").

VRIAC has two wholly owned non-insurance subsidiaries, Voya Financial Partners, LLC ("VFP") and Directed Services LLC ("DSL").

On December 20, 2017, VRIAC's ultimate parent, Voya Financial, entered into a Master Transaction Agreement (the "MTA") with VA Capital Company LLC ("VA Capital"), and Athene Holding Ltd ("Athene"), pursuant to which VA Capital's wholly owned subsidiary Venerable Holdings Inc. ("Venerable") will acquire certain of Voya Financial's assets, including all of the shares of capital stock of Voya Insurance and Annuity Company ("VIAC"), our Iowa-domiciled insurance affiliate, as well as the membership interests of DSL, our broker-dealer subsidiary (collectively, the "Transaction"). The Transaction is expected to close in the second or third quarter of 2018, subject to conditions specified in the MTA, including receipt of required regulatory approvals and other conditions.

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

Variable annuity contracts containing GMDBs expose us to equity risk. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that we may be required to pay amounts to customers due to guaranteed death benefits. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing our risk associated with the GMDBs. Most contracts with GMDBs are reinsured to third party reinsurers to mitigate the risk produced by such guaranteed minimum death benefits.

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

Strategy, Method of Distribution and Principal Markets

Our products are offered primarily to employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets"), small to mid-sized corporations and individuals. Our products generally are distributed through independent sales agents, brokers, advisors, third party administrators, pension / specialty consultants, and dedicated financial guidance, planning and advisory representatives associated with Voya Financial, Inc.’s retail broker-dealer, Voya Financial Advisors.

We are not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2017. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on us.

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

	December 31,
	2017	2016
Deposits:
Variable annuities	$9,282	$7,955
Fixed annuities	2,000	2,981
Total annuities	11,282	10,936
Other products	1,177	884
Total deposits	$12,459	$11,820

Assets under management:
Variable annuities	$63,777	$53,188
Fixed annuities	28,132	27,806
Total annuities	91,909	80,994
Other products	15,696	13,925
Total assets under management	107,605	94,919

Assets under administration	82,746	77,727
Total assets under management and administration	$190,351	$172,646

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

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality, and expenses are based upon our estimates of anticipated experience at the period the policy is sold or acquired, including a margin for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.7% to 6.6%.

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

We currently have a significant concentration of reinsurance arising from the disposition of our individual life insurance business. In 1998, we entered into an indemnity reinsurance arrangement with certain subsidiaries of Lincoln National Corporation ("Lincoln"). Effective March 1, 2007, the reinsurance agreements were assigned to a single subsidiary of Lincoln, and that Lincoln subsidiary established a trust to secure its obligations to us under the reinsurance transaction. At December 31, 2017 and 2016, we had $1.5 billion and $1.6 billion, respectively, related to Reinsurance recoverable from the subsidiary of Lincoln.

Effective January 1, 2014, VRIAC entered into a coinsurance agreement with Langhorne I, LLC, an affiliated captive reinsurance company, to manage reserve and capital requirements in connection with a portion of our Stabilizer and MCG business. Effective January 1, 2018, VRIAC terminated this agreement to manage the reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee products. See the Related Party Transactions Note in Part II. Item 8. of this Annual Report on Form 10-K.

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

Employees and Other Shared Services

VRIAC had 1,476 employees as of December 31, 2017, primarily focused on managing new business processing, product distribution, marketing, customer service and product management for us and certain of our affiliates, as well as providing product development, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

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

In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies the NAIC's Actuarial Guideline 48 ("AG48"), which limits the type of assets that may be used as collateral to cover the XXX and AG 38 statutory reserves. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our affiliated Arizona captives, SLDI and its wholly owned subsidiary, Roaring River II, Inc.

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

During 2016, VAIWG engaged Oliver Wyman ("OW") to conduct an initial quantitative impact ("QIS1") study involving industry participants, including our affiliate Voya Insurance and Annuity Company, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study ("QIS2") began in February 2017 and OW provided that VAIWG a Q1S2 report late in 2017. The NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms began during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.

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

Recent actions by the NAIC. In recent years the NAIC has undertaken a process to redefine the reserve methodology for certain of our insurance liabilities under a framework known as Principles-Based Reserving ("PBR"). Under PBR, an insurer’s reserves are still required to be conservative, since a primary focus of SAP is the protection of policyholders, however, greater credence is given to the insurer’s realized past experience and anticipated future experience as well as to current economic conditions. An important part of the PBR framework was the adoption of AG43 as of December 31, 2009 for variable annuity guaranteed benefits.

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

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2017, our RBC exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

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

IRIS Tests. The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. For IRIS ratio purposes, we submit data to the NAIC on an annual basis. The NAIC analyzes this data using prescribed financial data ratios. A ratio falling outside the prescribed "usual range" is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range.

Regulators typically investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range for four or more of the ratios, but each state has the right to inquire about any ratios falling outside the usual range. The inquiries made by state insurance regulators into an insurance company’s IRIS ratios can take various forms.

Management does not anticipate regulatory action as a result of the 2017 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results may not occur in the future.

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

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this undiscounted liability to be minimal as of December 31, 2017 and $1 million as of December 31, 2016. We have also recorded an asset of $9 million and $10 million as of December 31, 2017 and 2016, respectively, for future credits to premium taxes. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed legislation, regulations and issued guidance regarding cybersecurity standards and protocols. For example, in February, 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that will require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry". The regulation become effective on March 1, 2017 and has transition periods ranging to two years from that date. We continue to evaluate this regulation and its potential impact on our operations, but depending on its implementation, we and other financial services companies may be required to incur significant expense in order to meet its requirements.

Securities Regulation Affecting Insurance Operations

We sell variable annuities that are registered with the SEC as securities under the Securities Act of 1933, as amended (the "Securities Act") and are subject to regulation by the SEC and Financial Industry Regulatory Authority ("FINRA"). In addition, certain fixed and indexed annuities we may offer are registered as securities under the Securities Act. The variable annuity products are issued through separate accounts and some of the separate accounts are registered as investment companies under the Investment Company Act, and are regulated by state law. Each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Such mutual funds, and in certain states, our variable annuity products, are subject to filing and other requirements under state securities laws. Federal and state securities laws and regulations are primarily intended to protect investors and generally grant broad rulemaking and enforcement powers to regulatory agencies.

In addition, distribution of our annuity products registered as securities is affected by federal and state securities laws and laws and regulations applicable to broker-dealers.

Federal Initiatives Affecting Insurance Operations

The U.S. federal government generally does not directly regulate the insurance business. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") established the Federal Stability Oversight Council ("FSOC"), which is authorized to designate non-bank financial companies as systemically significant and accordingly subject such companies to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve") if the FSOC determines that material financial distress at the company or the scope of the company’s activities could pose a threat to the financial stability of the U.S. See "--Financial Reform Legislation and Initiatives-Dodd-FrankWall Street Reform and Consumer Protection Act" below.

The Dodd-Frank Act also established FIO within the United States Department of the Treasury ("Treasury Department").While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC, making recommendations to the FSOC regarding insurers to be designated for more stringent regulation as a nonbank financial entity supervised by the Federal Reserve and representing the U.S. in the negotiation of international insurance agreements with foreign insurance regulators. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States and that report was issued in December 2013. FIO has an ongoing charge to monitor all aspects of the insurance industry and state insurance regulatory developments, including those called for in its modernization report and present options for federal involvement if deemed necessary. There is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include federal health care regulation, pension regulation, financial services regulation, federal tax laws relating to life insurance companies and their products and the USA PATRIOT Act of 2001 (the "Patriot Act") requiring, among other things, the establishment of anti-money laundering monitoring programs.

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

Regulation of Retirement Products and Services

Our retirement products and services are subject to federal and state tax, securities, fiduciary (including the Employment Retirement Income Security Act ("ERISA")), insurance and other laws and regulations. The SEC, FINRA, state securities commissions, state insurance departments and the Department of Labor ("DOL") and the Treasury Department are the principal regulators that regulate these products and services. The Dodd-Frank Act may also impact our retirement operations. See "--Financial Reform Legislation and Initiatives-Dodd-Frank Wall Street Reform and Consumer Protection Act" below.

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

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. Among other things, ERISA imposes reporting and disclosure obligations, prescribes standards of conduct that apply to plan fiduciaries and prohibits transactions known as "prohibited transactions," such as conflict-of-interest transactions, self-dealing and certain transactions between a benefit plan and a party in interest. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including limited services under specific contracts where we may act as an ERISA fiduciary. We are also subject to ERISA’s prohibited transaction rules for transactions with ERISA plans, which may affect our ability to, or the terms upon which we may, enter into transactions with those plans, even in businesses unrelated to those giving rise to party in interest status. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the DOL, the U.S. Internal Revenue Service ("IRS") and the U.S. Pension Benefit Guaranty Corporation ("PBGC").

In April 2016, the Department of Labor ("DOL") issued a final rule that broadened the definition of "fiduciary" for purposes of Employment Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expanded the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients’ “best interests”, not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. The DOL concurrently adopted a “best interest contract exemption” (“BIC”) intended to enable continuation of certain industry practices relating to receipt of commissions and other compensation. This exemption enables us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable”. Key provisions of the rule became effective on June 9, 2017, while other provisions (including the requirement to enter into a “best interest contract” when relying on the BIC, a provision that would potentially subject advice providers such as us to costly private litigation) have been delayed until July 1, 2019. Under the rule, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where VRIAC is deemed to act in a fiduciary capacity, we have either modified our sales and compensation practices or are relying on an applicable exemption.
The SEC has requested public comment on whether it should issue a rule updating and harmonizing the standard of care applicable to providers of investment advice. During the delay of the DOL rule, we anticipate that the SEC and other federal and state regulators will consider whether a more comprehensive, harmonized approach is preferable to the DOL rule. It is too early to predict the outcome of any such process.

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

Financial Reform Legislation and Initiatives

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act, enacted in 2010, effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs government agencies and bodies to perform studies and promulgate regulations implementing the law, a process that has substantially advanced but is not yet complete. While some studies have already been completed and the rule-making process is well underway, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of the remaining regulations that have yet to be adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, cash flows or financial condition.

•
The Dodd-Frank Act creates a new framework for regulating over-the-counter ("OTC") derivatives, which has transformed derivatives markets and trading in significant ways. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. In addition to mandatory central clearing of certain derivatives products, non-centrally cleared OTC derivatives which have been excluded from the clearing mandate and which are used by market participants like us are now subject to additional regulatory reporting and and margin requirements. Specifically, both the CFTC and federal banking regulators issued final rules in 2015, which became effective in 2017, establishing minimum margin requirements for OTC derivatives traded by either (non-bank) swap dealers or banks which qualify as swaps entities . Nearly all of the counterparties we trade with are either swap dealers or swap entities subject to these rules. Both the CFTC and prudential regulator margin rules require mandatory exchange of variation margin for OTC derivatives transacted by us and will require exchange of initial margin commencing in 2020. As a result of the transition to central clearing and the new margin requirements for OTC derivatives), we will be required to hold more cash and highly liquid securities resulting in lower yields in order to satisfy the projected increase in margin required. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments. We are also observing an increasing reluctance from counterparties to accept certain non-cash collateral from us due to higher capital or operational costs associated with such asset classes that we typically hold in abundance. These developments present potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between the Dodd-Frank Act regime and parallel regimes in other jurisdictions, such as the EU, may further increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

•
The Dodd-Frank Act includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith. See "-Securities Regulation Affecting Insurance Operations" above.

Until all remaining final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on our businesses, products, results of operation and financial condition will remain unclear. Additionally, there is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

Privacy Laws and Regulation

U.S. federal and state laws and regulations require all companies generally, and financial institutions, including insurance companies in particular, to protect the security and confidentiality of personal information and to notify consumers about their policies and practices relating to their collection, use, and disclosure of consumer information and the protection of the security and confidentiality of that information. The collection, use, disclosure and security of protected health information is also governed by federal and state laws. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions to implement effective programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal laws and regulations also regulate the permissible uses of certain types of personal information, including consumer report information. Federal and state governments and regulatory bodies may consider additional or more detailed regulation regarding these subjects. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed legislation and regulations regarding privacy standards and protocols.

Environmental Considerations

Our ownership and operation of real property and properties within our commercial mortgage loan portfolio is subject to federal, state and local environmental laws and regulations. Risks of hidden environmental liabilities and the costs of any required clean-up are inherent in owning and operating real property. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect the valuation of, and increase the liabilities associated with, the commercial mortgage loans we hold. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, we may be liable, in certain circumstances, as an "owner" or "operator," for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the laws of certain states. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

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

Risks Related to Our Business - General

The Transaction may not be completed on the terms or timing currently contemplated, or at all, and the Transaction could have negative impacts on us

As further described under "Item 1-Business", on December 20, 2017, our ultimate parent company, Voya Financial, entered into the Transaction with VA Capital and Athene, pursuant to which VA Capital’s wholly owned subsidiary, Venerable, will acquire certain assets of Voya Financial, including all of the shares of capital stock of our affiliate, VIAC, and all of the membership interests of DSL, our broker-dealer subsidiary, and which will result in the disposition of substantially all of Voya Financial’s variable annuity and fixed and fixed indexed annuity businesses and related assets.

While the Transaction is expected to close in the second or third quarters of 2018, the consummation of the closing under the MTA is subject to conditions specified in the MTA, including the receipt of required regulatory approvals, and conditions that could allow Voya Financial or VA Capital not to close if the amount of capital Voya Financial or VA Capital would be required to fund in connection with the closing of the Transaction would exceed certain thresholds.

Unanticipated developments could also delay, prevent or otherwise adversely affect the currently proposed closing, including possible problems or delays in obtaining various state insurance or other regulatory approvals, and disruptions in the capital and financial markets. Therefore, the Company cannot provide any assurance that this transaction will occur on the terms described herein or at all.

In order to position ourselves for the proposed closing, Voya Financial and we are actively pursuing strategic, structural and process realignment and restructuring actions with Voya Financial’s former assets that will be transferred as part of the Transaction. These actions could lead to disruptions of our operations, loss of, or inability to recruit, key personnel needed to operate our businesses and complete the Transaction, weakening of our internal standards, controls or procedures, and impairment of our relationship with key customers and counterparties. We may incur potential expenses in connection with the Transaction, whether or not it closes.

In addition, we may face difficulties attracting or retaining third-party affiliate relationships through which we distribute our products and services. Distributors may elect to suspend, alter, reduce or terminate, their distribution relationships with us for various reasons, including uncertainty related to the Transaction, changes in our distribution strategy, potential adverse developments in our business, potential adverse rating agency actions or concerns about market-related risks.

We may also not achieve certain of the benefits that we expect in connection with the Transaction. In addition, completion of the Transaction will require significant amounts of our management’s time and effort which could adversely affect our results of operations and financial condition.

Conditions in the global capital markets and the economy generally have affected and may continue to affect our business, results of operations and financial condition.

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Subdued growth rates globally and the uncertain consequences of evolving monetary policies among the world's large central banks could create economic disruption, decrease asset prices, increase market volatility and potentially affect the availability and cost of credit.

Although we carry out business almost exclusively in the United States, we are affected by both domestic and international macroeconomic developments. Domestically, the U.S. has experienced a modest increase in economic growth. With the domestic economy approaching full employment, the Federal Reserve has continued its unwind of extraordinary monetary accommodation implemented in the wake of the 2008-2009 recession. In the short to medium term, the Federal Reserve has indicated that it will seek to balance the pace of policy unwind to achieve its dual mandate of low and stable inflation and full employment. After an extended period of extraordinary accommodation and the resulting low financial market volatility, an unprecedented unwind could result in increased pricing fluctuations for financial securities, including those in which we invest. In the longer term, persistent government budget deficits and unchecked entitlement spending could raise concerns about debt sustainability and weaken economic growth potential.

Internationally, the global economy is currently experiencing an upturn in economic growth after an extended period of below normal growth. The unwind of continued extraordinary monetary accommodation in the U.S. and the beginning of the reduction of monetary support in the European Union could result in increased volatility in interest rates, currencies and trade flows. The ongoing economic transition in China from a capital intensive, export-focused economy to a more balanced economy driven by the domestic consumer continues to raise concerns about rising domestic debt levels and the stability of asset credit markets, which could have global consequences.

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

18

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

The Federal Reserve has cautiously begun the process of normalizing short-term interest rates. However, interest rates across the curve remain well below historic averages despite an increase in rates late in 2016. Extraordinary monetary accommodation continues in developed markets globally. The unwind of extraordinary monetary accommodation by global central banks may lead to increased interest rate volatility.

During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset/liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in life insurance and annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in tandem with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also coincide with a change to our long-term view of the interest rates. Such a change in our view would cause us to change the long-term interest rate assumptions in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

We believe a continuation of the low interest rate environment would also negatively affect our financial performance.

Conversely, in periods of rapidly increasing interest rates, policy loans, withdrawals from, and/or surrenders of, annuity contracts and certain funding agreements and guaranteed investment contracts may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are lower because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create increased collateral posting requirement associated with our interest rate hedge and Federal Home Loan Bank ("FHLB") funding agreements programs, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expenses and reduce our results of operations. Lastly, certain statutory reserve requirements are based on formulas or models that consider forward interest rates and an increase in forward interest rates may increase the statutory reserves we are required to hold thereby reducing statutory capital.

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

We have developed risk management policies and procedures, including hedging programs that utilize derivative financial instruments, and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective, particularly during turbulent economic conditions. Many of our methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

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

The amount of collateral we may be required to post under short-term financing agreements, FHLB funding agreements and derivative transactions may increase under certain circumstances. Pursuant to the terms of some transactions, we could be required to make payment to our counterparties related to any change in the market value of the specified collateral assets. Such requirements could have an adverse effect on liquidity. Furthermore, with respect to any such payments, we may have unsecured risk to the counterparty as these amounts may not be required to be segregated from the counterparty's other funds, may not be held in a third-party custodial account and may not be required to be paid to us by the counterparty until the termination of the transaction. Additionally, the implementation of the Dodd-Frank Act and the resultant changes in collateral requirements may increase the need for liquidity and eligible collateral assets in excess of what is already being held.

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

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 39.5% of the carrying value of our total cash and invested assets as of December 31, 2017. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

We offer stable value products primarily as a fixed rate, liquid asset allocation option for employees of our plan sponsor customers within the defined contribution funding plans offered by our Retirement business. These products are designed to provide guaranteed annual credited rate (currently between zero and three percent) on the invested assets in addition to enabling participants the right to withdraw and transfer funds at book value.

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

Our reinsurance recoverable balances are periodically assessed for uncollectability and there were no significant allowances for uncollectible reinsurance as of December 31, 2017 and December 31, 2016. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is with accredited reinsurers or is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses (which are sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC's instructions with respect to RBC calculation methodologies. In addition, as further described below under “Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact the ability of our insurance company subsidiaries to make distributions to Voya Financial, Inc. or make our insurance, annuity and investment product less attractive to customers”, the federal tax legislation signed into law on December 22, 2017 (“Tax Reform”) will cause us to write down the carrying value of our deferred tax asset as of December 31, 2017, which will, among other effects, result in a lowering of our RBC ratios. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies' expectations. In extreme scenarios of equity market declines, sustained periods of low interest rates, rapidly rising interest rates or credit spread widening, the amount of additional statutory reserves that we are required to hold for certain types of GICs and variable annuity guarantees and stable value contracts may increase at a greater than linear rate. This increase in reserves would decrease the statutory surplus available for use in calculating the subsidiary's RBC ratios. To the extent that our RBC ratios are deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce our capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

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

A significant portion of our institutional funding originates from a Federal Home Loan Bank, which subjects us to liquidity risks associated with sourcing a large concentration of our funding from one counterparty.

A significant portion of our institutional funding originates from the Federal Home Loan Bank of Boston ("FHLB"). We have issued non-putable funding agreements in exchange for eligible collateral in the form of cash, mortgage-backed securities and U.S. Treasury securities. Should the FHLB choose to change its definition of eligible collateral, or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional amounts of collateral in the form of cash or other eligible collateral. Additionally, we may be required to find other sources to replace this funding if we lose access to FHLB funding. This could occur if our creditworthiness falls below either of the FHLB's requirements or if legislative or other political actions cause changes to the FHLBs' mandate or to the eligibility of life insurance companies to be members of the FHLB system.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

Our businesses and relationships with customers are dependent upon our ability to maintain the security and confidentiality of our and our customers' personal information, trade secrets, and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We are also subject to numerous federal and state laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Many of our employees and contractors and the representatives of our broker-dealer subsidiaries and affiliates have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us, our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see “-Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.”

Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business.

We are highly dependent on automated and information technology systems to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. We could experience a degradation, error, disruption or failure of one or more of these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new system or application or implementing modifications to an existing system or application. Despite the implementation of security and back-up measures, our information technology systems may remain vulnerable to disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services to us and our customers and third party service providers, including those to whom we outsource certain of our functions. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

Central banks in Europe and Japan have pursued negative interest rate policies in the past, and while current conditions in the U.S. have made this less likely, the FOMC has not completely ruled out the possibility that the Federal Reserve would adopt a negative interest rate policy for the United States, at some point in the future if circumstances so warranted. Because negative interest rates are largely unprecedented, there is uncertainty as to whether the technology used by financial institutions, including us, could operate correctly in such a scenario. Should negative interest rates emerge, our hardware or software, or the hardware or software used by our contractual counterparties and financial services providers, may not function as expected or at all. In such a case, our financial results and our operations could be adversely affected.

A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology and other operational systems, or the sensitive data residing on such systems, could harm our business.

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

We retain personal and confidential information in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personal information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The laws of most states require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information, or that otherwise results in unauthorized disclosure or use of personal information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses.

Our third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition.

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed legislation, regulations, and issued guidance regarding cybersecurity standards and protocols. For example, in February 2017, the NYDFS issued final Cybersecurity Requirements for Financial Services Companies that would require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry”.  The regulation became effective on March 1, 2017 and has transition periods ranging up to two years from that date.  We continue to evaluate this regulation and its potential impact on our operations, but depending on its implementation, we and other financial services companies may be required to incur significant expense in order to meet its requirements. During 2018, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

Effective January 1, 2013, we entered into a federal tax sharing agreement with Voya Financial, Inc. which provides that for 2013 and subsequent years, Voya Financial, Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated. Accordingly, in years we incur losses and the associated tax benefits cannot be used by the consolidated tax group we may establish tax valuation allowances, reduce statutory-based admitted assets and may no longer be entitled to receive net cash payments from Voya Financial, Inc. During the years ended December 31, 2017 and 2016, we made net cash payments/(receipts) to/from Voya Financial, Inc. under the tax sharing agreement of $13 million and $15 million, respectively.

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

We may be required to reduce the carrying value of our deferred income tax or establish a valuation allowance against the deferred income tax asset if: (i) there are significant changes to federal tax policy; (ii) our business does not generate sufficient taxable income; (iii) there is a significant decline in the fair market value of our investment portfolio; or (iv) our tax planning strategies are not feasible. Reductions in the carrying value of our deferred income tax asset or establishment of a valuation allowance could have a material adverse effect on our results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies. Tax Reform resulted in a decrease of an estimated $116 million in in our net deferred tax liability position as of December 31, 2017. This decrease is substantially all due to the reduction in the U.S. federal corporate tax rate from 35% to 21%.

The final impact to our deferred taxes could be materially adversely affected by future clarifications in, or guidance related to, Tax Reform. In addition, changes in facts, circumstances, tax law changes, including a further reduction in federal corporate tax rates or the elimination of the dividends received deduction may result in a reduction in the carrying value of our deferred income tax asset or the establishment of a valuation allowance. A reduction in the carrying value of our deferred income tax asset or the establishment of a valuation allowance could have a material adverse effect on results of operations and financial condition. Tax Reform also resulted in a reduction in our statutory deferred tax asset, reducing our RBC ratio. Future changes or clarifications in tax law could cause further reductions to our statutory deferred tax assets and RBC ratio. A reduction in our statutory deferred tax assets or RBC could have a material adverse effect on our results of operations and financial condition.

As of December 31, 2017, we have recognized certain deferred tax assets based on tax planning related to unrealized gains on investment assets.To the extent unrealized gains decrease, the tax benefit may be reduced by establishing a tax valuation allowance. For example, if interest rates increase, the amount of the unrealized gains will, most likely decrease, with all other things constant.

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

We distribute certain products under agreements with affiliated distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these distribution intermediaries depends upon factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and financial strength ratings, and the marketing and services we provide to, and the strength of the relationships we maintain with, individual distributors. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, results of operations and financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the distributors, which could reduce sales.

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

If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised, which may have an adverse effect on our business and results of operations.

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our information technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience system failures, disruptions or other operational difficulties, an inability to meet obligations, including, but not limited to, obligations to policyholders, customers, business partners and distribution partners, increased costs and a loss of business and such events may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see “-Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

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

In 2009, our affiliate, VIAC, decided to cease sales of retail variable annuities with substantial guarantee features. However, we continue to offer products that have some of the features of variable annuities such as guaranteed benefits. For example, certain of the deferred annuities sold by us are on group and individual variable annuity policy forms, since these product types allow customers to allocate their retirement savings to a variety of different investment options. These products may contain guaranteed death benefit features, but they do not offer guaranteed living benefit features of the type found within the retail variable annuities previously sold by VIAC.

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

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use affiliated captive reinsurance companies primarily to reinsure certain of our variable annuities and to fund statutory stable value reserves in excess of the economic reserve level. Uncertainties associated with continued use of our affiliated captive reinsurance companies are primarily related to potential regulatory changes. In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies AG48. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our affiliate, Security Life of Denver International Limited, an Arizona captive. During 2015, the NAIC E Committee established the VAIWG to oversee the NAIC's efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions.

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

During 2016, VAIWG engaged Oliver Wyman ("OW") to conduct an initial quantitative impact ("QIS1") study involving industry participants, including our affiliate Voya Insurance and Annuity Company, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study ("QIS2") began in February 2017 and OW provided the VAIWG a QIS2 report in late 2017. The NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms began during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.

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

The Dodd-Frank Act, enacted in 2010, effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs government agencies and bodies to perform studies and promulgate regulations implementing the law, a process that is underway and is expected to continue over the next few years. While some studies have already been completed and the rule-making process is well underway, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of the remaining regulations that have yet to be adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. The Dodd-Frank Act's potential effects could include:

•
The Dodd-Frank Act creates a framework for regulating over-the-counter ("OTC") derivatives which has transformed derivatives markets and trading in significant ways. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. In addition to mandatory central clearing of certain derivatives products, non-centrally cleared OTC derivatives which have been excluded from the clearing mandate and which are used by market participants like us are now subject to additional regulatory reporting and margin requirements. Specifically, both the CFTC and federal banking regulators issued final rules in 2015, which became effective in 2017, establishing minimum margin requirements for OTC derivatives traded by either (non-bank) swap dealers or banks which qualify as swaps entities. Nearly all of the counterparties we trade with are either swap dealers or swap entities subject to these rules. Both the CFTC and prudential regulator margin rules require mandatory exchange of variation margin for most OTC derivatives transacted by us and will require exchange of initial margin commencing in 2020. As a result of the transition to central clearing and the new margin requirements for OTC derivatives, we will be required to hold more cash and highly liquid securities resulting in lower yields in order to satisfy the projected increase in margin required. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments. We are also observing an increasing reluctance from counterparties to accept certain non-cash collateral from us due to higher capital or operational costs associated with such asset classes that we typically hold in abundance. These developments present potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between U.S. rules and regulations and parallel regimes in other jurisdictions, such as the EU, may further increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

•
The Dodd-Frank Act also includes various securities law reforms that may affect our business practices. See “Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability” below.

Although the full impact of the Dodd-Frank Act cannot be determined until all remaining final regulations are adopted, many of the legislation’s requirements could have profound and/or adverse consequences for the financial services industry, including for us. The Dodd-Frank Act could make it more expensive for us to conduct business, require us to make changes to our business model or satisfy increased capital requirements, subject us to greater regulatory scrutiny or to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act and have a material adverse effect on our results of operations or financial condition. Additionally, there is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

Securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations. A number of changes have recently been proposed to the laws and regulations that govern the conduct of our registered insurance products business and our distributors that could have a material adverse effect on our results of operations and financial condition. In addition, distribution of our annuity products registered as securities are affected by federal and state securities laws and laws and regulations applicable to broker dealers.

Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact our ability to make distributions to Voya Financial, Inc. or make our insurance, annuity and investment products less attractive to customers.

In addition to the balance sheet impact, we expect Tax Reform to have other financial and economic impacts on the Company. While the change in the federal corporate tax rate from 35% to 21% is expected to have a beneficial economic impact on the Company, there are a number of changes enacted in Tax Reform that could increase the Company's tax costs, including:

•	Changes to the capitalization period and rates of DAC for tax purposes; and

•	Changes to the calculation of life insurance reserves for tax purposes.

We continue to evaluate the effect of Tax Reform on the Company, and the final impact may be materially more adverse from that discussed herein as a result of, among other things, future clarifications or guidance from the IRS, other agencies or the courts.

As part of our participation in CAP, we have entered into agreements with the IRS to resolve issues related to: (1) the application of the Section 382 limitation, (2) whether certain derivative transactions qualify for hedge treatment, (3) the proper treatment of valid tax hedge gains and losses and (4) “other than temporary impairment” losses. These agreements may be superseded by future enacted laws, regulations or other guidance that increase our tax costs.

Tax Reform also resulted in a reduction in statutory deferred tax assets, reducing our RBC ratio. Future changes or clarifications in tax law could cause further reductions to our statutory deferred tax assets and RBC ratio. A reduction in the statutory deferred tax assets or RBC ratios may impact our ability to make distributions and consequently could negatively impact our ability to pay dividends.

Current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products, and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits could make some of our products less attractive to customers. Reductions in individual income tax rates or estate tax rates could also make some of our products less advantageous to customers. Changes in federal tax laws that reduce the amount an individual can contribute on a pre-tax basis to an employer-provided, tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or changes that would limit an individual's aggregate amount of tax-deferred savings could make our retirement products less attractive to customers. In addition, any measures that may be enacted in U.S. states in response to Tax Reform, or otherwise, could make our products less attractive to our customers. Furthermore, as a result of Tax Reform's recent adoption and significant scope, its impact on our products, including their attractiveness relative to our competitors, cannot yet be known and may be adverse, perhaps materially.

Changes to federal regulations could adversely affect our distribution model by restricting our ability to provide customers with advice.

In April 2016, the Department of Labor ("DOL") issued a final rule that broadened the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expanded the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. The DOL concurrently adopted a “best interest contract exemption” (“BIC”) intended to enable continuation of certain industry practices relating to receipt of commissions and other compensation. This exemption enables us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable”. Key provisions of the rule became effective on June 9, 2017, while other provisions (including the requirement to enter into a “best interest contract” when relying on the BIC, a provision that would potentially subject advice providers such as us to costly private litigation) have been delayed to July 1, 2019. Under the rule, certain business activities in which we engage, such as IRA rollovers and other IRA sales, have become subject to a heightened fiduciary standard. Where Voya Financial, Inc. is deemed to act in a fiduciary capacity, we have either modified our sales and compensation practices or are relying on an applicable exemption.
The SEC has requested public comment on whether it should issue a rule updating and harmonizing the standard of care applicable to providers of investment advice. During the delay of the DOL rule, we anticipate that the SEC and other federal and state regulators will consider whether a more comprehensive, harmonized approach is preferable to the DOL rule. It is too early to predict the outcome of any such process.

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

Under Connecticut insurance law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) ten percent (10%) of our earned statutory surplus at the prior year end or (2) our prior year statutory net gain from operations. Connecticut law also prohibits a Connecticut insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2017, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $265 million, $261 million of which was paid on May 24, 2017 and $4 million of which was paid on December 28, 2017. During the year ended December 31, 2016, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $278 million, $274 million of which was paid on May 23, 2016 and $4 million of which was paid on December 27, 2016. On March 23, 2017, Voya Financial Partners, LLC ("VFP") paid a $20 million dividend to VRIAC, its parent; on June 23, 2017, VFP paid a $20 million dividend to VRIAC; on September 25, 2017, VFP paid a $20 million dividend to VRIAC; and on December 15, 2017, VFP paid a $25 million dividend to VRIAC. During the year ended December 31, 2016, VFP paid dividends in the amount of $85 million to VRIAC, its parent. During the years ended December 31, 2017 and 2016, Directed Services LLC ("DSL") did not pay any dividends to VRIAC, its parent.

During the years ended December 31, 2017 and 2016, VRIAC did not receive any capital contributions from its Parent.

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2017, 2016 and 2015 and financial condition as of December 31, 2017 and 2016. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

On December 20, 2017, VRIAC's ultimate parent, Voya Financial, Inc ("Voya Financial"), entered into a Master Transaction Agreement ("MTA") with VA Capital Company LLC ("VA Capital"), and Athene Holding Ltd. ("Athene"), pursuant to which VA Capital's wholly owned subsidiary Venerable Holdings Inc. ("Venerable") will acquire certain of Voya Financial's assets, including all of the shares of the capital stock of Voya Insurance and Annuity Company ("VIAC"), our Iowa-domiciled insurance affiliate, as well as the membership interests of DSL, our broker-dealer subsidiary (collectively the "Transaction"). The Transaction is expected to close in the second or third quarter of 2018, subject to conditions specified in the MTA, including receipt of required regulatory approvals and other conditions. The purchase price for DSL is expected to approximate its carrying value.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Tax Reform significantly revised U.S. federal corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and changing various provisions that impact insurance companies.
While we will continue to evaluate the impacts of Tax Reform on the Company, we currently expect its overall impact on our income tax from continuing operations to be beneficial, both in terms of a lower effective tax rate and from an overall economic perspective. Based on our current analysis of Tax Reform, the provisions we believe will have the most significant impact on our continuing operations include:

•	The change in the federal corporate tax rate from 35% to 21%;

•	Changes to the dividends received deduction (“DRD”);

•	Changes to the capitalization period and rates of DAC for tax purposes;

•	Changes to the calculation of life insurance reserves for tax purposes; and

•	The repeal of the corporate alternative minimum tax and refunding of corporate alternative minimum tax credits.

The largest impact is expected to result from the change in the federal corporate tax rate. The rate reduction resulted in a one-time decrease in the carrying value of our net deferred tax liability position. In addition, by lowering our effective tax rate, the rate reduction will provide an ongoing benefit to income from continuing operations. The change to DRD is expected to have a positive economic and tax rate benefit. The changes to DAC and tax reserves are expected to have a negative economic impact, but will not impact our effective tax rate. The repeal of the corporate alternative minimum tax and refunding of corporate alternative minimum tax credits will have a positive economic impact, with little to no impact on our effective tax rate.

For more information on the Tax Reform, see Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K and the Income taxes Note to the accompanying Consolidated Financial Statements.
Our Business
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

We have one operating segment.

During 2017, we solicited customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets. Because the GMIR initiative for 2017 is classified as a contract modification under insurance accounting, it requires an acceleration of DAC/VOBA amortization resulting in unfavorable unlocking for the Retirement segment and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings in the future. The unfavorable unlocking, which amounted to $220 million for 2017 included $92 million reflected in the annual assumption updates described within Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K. The GMIR initiative unlocking was recorded in Net amortization of DAC/VOBA and was determined based on legally binding consent acceptances received from customers and expected future acceptances of consents from customers solicited during 2017 as well as for customers that will be solicited as part of the GMIR initiative.

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

Insurance and Other Reserves

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.7% to 6.6%.

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

FIA, Stabilizer and MCG: We also issue certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include fixed indexed annuity ("FIA") and Stabilizer contracts. The managed custody guarantee product ("MCG") is a stand-alone derivative and is measured in its entirety at estimated fair value.

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

The discount rate used to determine the fair value of the liabilities for our FIA and Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit default swap ("CDS") spreads, adjusted to reflect the credit quality of VRIAC, the issuer of the guarantee, as well as an adjustment to reflect the priority of policyholder claims.The impact of the nonperformance risk adjustment on the fair value of these liabilities was a reduction of approximately $15 million and $33 million as of December 31, 2017 and 2016, respectively.

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

During the third quarter of 2017, 2016 and 2015, we conducted our annual review of assumptions, including projection model inputs, which resulted in net unfavorable unlocking of DAC and VOBA of $60 million, $98 million and $37 million, respectively.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC and VOBA, as well as certain reserves. The following table presents the estimated instantaneous net impact on income before income taxes of various assumption changes on our DAC and VOBA balances and the impact on related reserves for future policy benefits and reinsurance. The effects are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred. (Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.)

($ in millions)	As of December 31, 2017
Decrease in long-term equity rate of return assumption by 100 basis points	$(32)
A change to the long-term interest rate assumption of -50 basis points	(19)
A change to the long-term interest rate assumption of +50 basis points	8

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

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives and stand-alone derivatives associated with certain annuity contracts, see "Reserves for Future Policy Benefits" above.

In addition, we have entered into coinsurance with funds withheld reinsurance arrangements, accounted for under the deposit method, that contain embedded derivatives. The fair value of the embedded derivatives is based on the change in the fair value of the underlying assets held in the trust using the valuation methods and assumptions described for our investments held.

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

Income Taxes

The results of our operations are included in the consolidated tax return of Voya Financial. Generally, our Consolidated Financial Statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of ASC Topic 740, "Income Taxes" as if we were a separate taxpayer rather than a member of Voya Financial's consolidated income tax return group, with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement.

Under our tax sharing agreement, Voya Financial will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from Voya Financial for the current year, the deferred income tax liabilities and assets for items recognized differently in our Consolidated Financial Statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis. We will continue to evaluate as regulatory and business factors change.

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

As of December 31, 2017, we have recognized $7 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support the recognition of deferred tax assets, which have been provided on deductible temporary differences, and may be adversely impacted by decreases in unrealized gains.

We recorded the following valuation allowances:

($ in millions)	As of December 31,
	2017	2016
Foreign tax credits	$—	$5

For further information on our income taxes see the Income Taxes Note to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

As discussed in the Overview section of the Management's Narrative Analysis of the Results of Operations and Financial Condition, Tax Reform makes broad changes to U.S. federal tax law. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows us to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.
We have relied on SAB 118 to determine the impact of Tax Reform on our net deferred tax asset position as of December 31, 2017. Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies.
Pursuant to SAB 118, we estimate that Tax Reform resulted in a one-time decrease in our net deferred tax liability position of $116 million as of December 31, 2017. This decrease is substantially due to the remeasurement of our deferred tax assets and liabilities at 21%, the new federal corporate income tax rate at which the deferred tax assets and liabilities are expected to reverse in the future. This estimate includes the effect of a reduction in our deferred tax liability associated with accumulated other comprehensive income ("AOCI"). The FASB issued guidance in February 2018 that allows reclassification of the reduction in the deferred tax liability associated with AOCI from retained earnings to AOCI. We are currently evaluating this new guidance, which is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. See the Business, Basis of Presentation and Significant Accounting Policies Note, "Future Adoption of Accounting Pronouncements" section, in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information.
We continue to analyze the effects of Tax Reform and will record adjustments and additional impacts as they are identified during the measurement period. The final impact to our deferred taxes could differ materially from our provisional estimates as a result of future clarifications in, or guidance related to, Tax Reform.

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

Results of Operations

	Year Ended December 31,
($ in millions)	2017	2016	2015
Revenues:
Net investment income	$1,520	$1,501	$1,410
Fee income	713	725	765
Premiums	48	870	657
Broker-dealer commission revenue	170	175	230
Total net realized capital gains (losses)	(200)	(213)	(277)
Other revenue	—	(2)	(2)
Total revenues	2,251	3,056	2,783
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	958	1,765	1,422
Operating expenses	801	815	772
Broker-dealer commission expense	170	175	230
Net amortization of Deferred policy acquisition costs and Value of business acquired	233	167	133
Total benefits and expenses	2,162	2,922	2,557
Income (loss) before income taxes	89	134	226
Income tax expense (benefit)	(121)	21	53
Net income (loss)	$210	$113	$173

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Net income (loss) increased $97 million from income of $113 million to $210 million primarily due to:

•	lower Interest credited and other benefits to contract owners/policyholders;

•	favorable changes in Income tax expense (benefit);

•	higher Net investment income;

•	lower Operating expenses; and

•	lower Net realized capital losses.

The increase was partially offset by:

•	lower Premiums;

•	lower Fee income; and

•	higher Net amortization of DAC and VOBA.

Revenues

Total revenues decreased $805 million from $3,056 million to $2,251 million for the year ended December 31, 2017 primarily due to:

•	lower Premiums; and

•	lower Fee income.

The decrease was partially offset by:

•	higher Net Investment Income; and

•	lower Net realized capital losses.

Net investment income increased $19 million from $1,501 million to $1,520 million primarily due to:

•	growth in the general account assets driven by positive net flows, including the cumulative impact of participants’ transfers from variable investment options into fixed investment options; and

•	higher alternative investment income.

The increase was partially offset by:

•	lower prepayment fee income; and

•	lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $12 million from $725 million to $713 million primarily due to:

•
lower investment advisory fees, resulting from changes to the investment advisory relationship with affiliates (See the Related Party Transactions Note to the Consolidated Financial Statements in Part 1, Item 1. of this Annual Report on Form 10-K for further detail); and

•	the shift in business mix.

The decrease was partially offset by;

•	an increase in the separate account and institutional/mutual fund AUM driven by equity market improvements; and

•	cumulative impact of positive net flows.

Premiums decreased $822 million from $870 million to $48 million primarily due to:

•
lower sales of pension risk transfer contracts, which correspond to lower interest credited and other benefits to contract owners/policyholders below. This business was closed to new sales at the end of 2016.

Net realized capital losses decreased $13 million from $213 million to $200 million primarily due to:

•
favorable changes in the fair value of embedded derivatives on product guarantees (from a gain of $13M in the prior period to a gain of $55M in the current period). This was primarily the result of interest rate movements, partially offset by the impact of nonperformance risk; and

•	lower net realized losses on the disposal of available for sale fixed maturities including securities pledged due to lower impairments and gains on the sale of securities.

The decrease was partially offset by:

•	unfavorable changes in the fair values of derivatives due to interest rate movements; and

•	unfavorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes.

Benefits and Expenses

Total benefits and expenses decreased $760 million from $2,922 million to $2,162 million primarily due to:

•	lower Interest credited and other benefits to contract owners/policyholders; and

•	lower Operating expenses.

The decrease was partially offset by:

•	higher Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $807 million from $1,765 million to $958 million primarily due to:

•	a decrease in the change in reserves associated with the pension risk contracts; and

•	favorable change in the fair value of the embedded derivative on reinsurance.

This decrease was partially offset by:

•	an increase in general account liabilities which corresponds to the growth in the general account assets.

Operating expenses decreased $14 million from $815 million to $801 million primarily due to:

•	lower investment advisory expenses, resulting from changes to the investment advisory relationship with affiliates, referenced above.

The decrease was partially offset by:

•	higher asset based commissions;

•	higher technology costs; and

•	higher employee related expenses.

Net amortization of DAC and VOBA increased $66 million from $167 million to $233 million primarily due to:

•	unfavorable unlocking related to changes in GMIR provisions of certain retirement plan contracts with fixed investment options.

This increase was partially offset by:

•	favorable changes in unlocking resulting from the impact of annual assumption updates.

Income Taxes

Income tax expense (benefit) changed $142 million from an expense of $21 million to a benefit of $121 million primarily due to:

•	a benefit associated with the revaluing of deferred balances impacted by the federal tax rate change;

•	a decrease in income before income taxes; and

•	an increase in the benefit associated with DRD.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Our Net income (loss) decreased $60 million from $173 million to $113 million primarily due to:

•	higher Interest credited and other benefits to contract owners/policyholders;

•	higher Operating expenses;

•	lower Fee income; and

•	higher Net amortization of DAC and VOBA.

The lower income was partially offset by:

•	higher Premiums;

•	higher Net investment income; and

•	lower Net realized capital losses.

Revenues

Total revenues increased $273 million from $2,783 million to $3,056 million for the year ended December 31, 2016 primarily due to:

•	higher Premiums;

•	higher Net investment income; and

•	lower Net realized capital losses.

The increase was partially offset by:

•	lower Broker-dealer commission revenue; and

•	lower Fee income.

Net investment income increased $91 million from $1,410 million to $1,501 million primarily due to:

•	growth in general account assets driven by positive net flows, including participants' transfers from variable investment options into fixed investment options; and

•	an increase in alternative investment income driven by market performance.
The increase was partially offset by:

•	lower prepayment fee income; and

•	lower investment yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $40 million from $765 million to $725 million primarily due to:

•	lower retirement plan fees resulting from a shift in the business mix, participants’ transfers from variable investment options into fixed investment options;

•	lower management fee revenue; and

•	lower advisory fees.

Premiums increased $213 million from $657 million to $870 million primarily due to:

•	higher sales of pension risk transfer contracts, which correspond to higher Interest credited and other benefits to contract owners/policyholders below.

Broker-Dealer commission revenue decreased $55 million from $230 million to $175 million primarily due to:

•	lower AUM in the variable annuity business, which corresponds to lower Broker-Dealer commission expense below.

Net realized capital losses decreased $64 million from $277 million to $213 million primarily due to:

•
favorable changes in the fair value of derivatives and embedded derivatives on product guarantees (from a loss of $52 million in the prior period to a gain of $12 million in the current period). The net changes in the fair value of derivatives and embedded derivatives on product guarantees were primarily the result of interest rate movements.

The increase was partially offset by:

•	unfavorable changes in the fair value of fixed maturities using the fair value option due to interest rate movements.

Benefits and Expenses

Total benefits and expenses increased $365 million from $2,557 million to $2,922 million primarily due to:

•	higher Interest credited and other benefits to contract owners/policyholders;

•	higher Operating expenses; and

•	higher Net amortization of DAC and VOBA.

The increase was partially offset by:

•	lower Broker-dealer commission expense.

Interest credited and other benefits to contract owners/policyholders increased $343 million from $1,422 million to $1,765 million primarily due to:

•	an increase in the change in reserves associated with the pension risk transfer;

•	unfavorable change in the fair value of the embedded derivative on reinsurance; and

•	an increase in general account liabilities which corresponds to the growth in general account assets.

Operating expenses increased $43 million from $772 million to $815 million primarily due to:

•	higher employee-related expenses;

•
higher retirement plan expenses related to the immediate recognition of actuarial gains in the current period compared to actuarial losses in the prior period, resulting from changes in assumptions primarily due to discount rates and demographic data; and

•	higher letter of credit fees.

The increase was partially offset by:

•	lower investment advisory fees.

Broker-Dealer commission expense decreased $55 million from $230 million to $175 million primarily due to:

•	lower AUM in the variable annuity business, which corresponds to lower Broker-Dealer commission revenue above.

Net amortization of DAC and VOBA increased $34 million from $133 million to $167 million due to:

•	higher unfavorable DAC/VOBA unlocking as a result of annual assumption updates and rate projection updates as well as contract changes.

The increase was partially offset by:

•	lower amortization related to the change in embedded derivatives associated with a reinsurance agreement; and

•	unfavorable DAC/VOBA unlocking in the prior period due to anticipated contract terminations.

Income Taxes

Income tax expense (benefit) decreased $32 million from an expense of $53 million to $21 million primarily due to:

•	a decrease in income before income taxes.

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

See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	December 31, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$23,141	75.1%	$23,170	76.5%
Fixed maturities, at fair value using the fair value option	941	3.1%	957	3.2%
Equity securities, available-for-sale	60	0.2%	82	0.3%
Short-term investments(1)	25	0.1%	33	0.1%
Mortgage loans on real estate	4,910	15.9%	4,255	14.0%
Policy loans	214	0.7%	219	0.7%
Limited partnerships/corporations	411	1.3%	348	1.1%
Derivatives	136	0.5%	471	1.6%
Securities pledged	960	3.1%	768	2.5%
Total investments	$30,798	100.0%	$30,303	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

($ in millions)	December 31, 2017
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$547	2.3%	$656	2.6%
U.S. Government agencies and authorities	3	—%	3	—%
State, municipalities, and political subdivisions	842	3.6%	878	3.5%
U.S. corporate public securities	8,476	35.9%	9,236	36.9%
U.S. corporate private securities	3,387	14.4%	3,497	14.0%
Foreign corporate public securities and foreign governments(1)	2,594	11.0%	2,777	11.1%
Foreign corporate private securities(1)	3,105	13.2%	3,215	12.8%
Residential mortgage-backed securities	2,517	10.7%	2,629	10.5%
Commercial mortgage-backed securities	1,437	6.1%	1,470	5.9%
Other asset-backed securities	671	2.8%	681	2.7%
Total fixed maturities, including securities pledged	$23,579	100.0%	$25,042	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$693	2.9%	$787	3.2%
U.S. Government agencies and authorities	4	—%	4	—%
State, municipalities, and political subdivisions	795	3.3%	795	3.2%
U.S. corporate public securities	9,511	39.6%	9,972	40.0%
U.S. corporate private securities	2,951	12.3%	2,961	11.9%
Foreign corporate public securities and foreign governments(1)	2,801	11.7%	2,884	11.6%
Foreign corporate private securities(1)	2,822	11.8%	2,910	11.7%
Residential mortgage-backed securities	2,671	11.1%	2,788	11.2%
Commercial mortgage-backed securities	1,301	5.4%	1,318	5.3%
Other asset-backed securities	466	1.9%	476	1.9%
Total fixed maturities, including securities pledged	$24,015	100.0%	$24,895	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2017, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.5 and 8.0 years.

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

Information about certain of our fixed maturity securities holdings by NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings, Inc. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2017 and 2016 the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2017 and 2016, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received then the middle rating is applied;

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$656	$—	$—	$—	$—	$—	$656
U.S. Government agencies and authorities	3	—	—	—	—	—	3
State, municipalities and political subdivisions	824	53	—	—	—	1	878
U.S. corporate public securities	4,560	4,148	395	131	2	—	9,236
U.S. corporate private securities	1,497	1,862	68	70	—	—	3,497
Foreign corporate public securities and foreign governments(1)	1,238	1,300	211	25	3	—	2,777
Foreign corporate private securities(1)	492	2,398	301	20	1	3	3,215
Residential mortgage-backed securities	2,564	23	1	—	4	37	2,629
Commercial mortgage-backed securities	1,453	17	—	—	—	—	1,470
Other asset-backed securities	580	83	9	2	—	7	681
Total fixed maturities	$13,867	$9,884	$985	$248	$10	$48	$25,042
% of Fair Value	55.4%	39.5%	3.9%	1.0%	—%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$787	$—	$—	$—	$—	$—	$787
U.S. Government agencies and authorities	4	—	—	—	—	—	4
State, municipalities and political subdivisions	757	38	—	—	—	—	795
U.S. corporate public securities	5,087	4,341	427	89	26	2	9,972
U.S. corporate private securities	1,507	1,327	95	30	—	2	2,961
Foreign corporate public securities and foreign governments(1)	1,392	1,196	228	52	16	—	2,884
Foreign corporate private securities(1)	427	2,229	248	2	1	3	2,910
Residential mortgage-backed securities	2,731	5	3	—	5	44	2,788
Commercial mortgage-backed securities	1,318	—	—	—	—	—	1,318
Other asset-backed securities	430	38	3	2	—	3	476
Total fixed maturities	$14,440	$9,174	$1,004	$175	$48	$54	$24,895
% of Fair Value	58.0%	36.9%	4.0%	0.7%	0.2%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$656	$—	$—	$—	$—	$656
U.S. Government agencies and authorities	3	—	—	—	—	3
State, municipalities and political subdivisions	84	540	200	53	1	878
U.S. corporate public securities	104	471	3,985	4,148	528	9,236
U.S. corporate private securities	104	136	1,363	1,721	173	3,497
Foreign corporate public securities and foreign governments(1)	32	258	948	1,300	239	2,777
Foreign corporate private securities(1)	—	—	533	2,536	146	3,215
Residential mortgage-backed securities	2,001	15	48	24	541	2,629
Commercial mortgage-backed securities	1,126	83	142	92	27	1,470
Other asset-backed securities	378	90	67	104	42	681
Total fixed maturities	$4,488	$1,593	$7,286	$9,978	$1,697	$25,042
% of Fair Value	17.9%	6.4%	29.1%	39.8%	6.8%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$787	$—	$—	$—	$—	$787
U.S. Government agencies and authorities	4	—	—	—	—	4
State, municipalities and political subdivisions	85	483	189	38	—	795
U.S. corporate public securities	101	711	4,272	4,329	559	9,972
U.S. corporate private securities	98	158	1,173	1,376	156	2,961
Foreign corporate public securities and foreign governments(1)	31	340	1,021	1,196	296	2,884
Foreign corporate private securities(1)	—	—	504	2,294	112	2,910
Residential mortgage-backed securities	2,425	1	2	25	335	2,788
Commercial mortgage-backed securities	1,218	3	41	10	46	1,318
Other asset-backed securities	342	39	10	50	35	476
Total fixed maturities	$5,091	$1,735	$7,212	$9,318	$1,539	$24,895
% of Fair Value	20.4%	7.0%	29.0%	37.4%	6.2%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $131 million from $279 million to $148 million for the year ended December 31, 2017. The decrease in gross unrealized capital losses was primarily due to tightening credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, decreased $275 million from $554 million to $279 million for the year ended December 31, 2016. The decrease in gross unrealized capital losses was primarily due to narrowing credit spreads.

As of December 31, 2017, we held three fixed maturities with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $37 million, or 25.0% of the total unrealized losses. As of December 31, 2016, we held one fixed maturity with unrealized capital losses in excess of $10 million.The unrealized capital losses on this fixed maturity equaled $14 million, or 5.0% of the total unrealized losses.

As of December 31, 2017, we had $2.1 billion of energy sector fixed maturity securities, constituting 8.4% of the total fixed maturities portfolio, with gross unrealized capital losses of $33 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital loss on this fixed maturity equaled $14 million. As of December 31, 2017, our fixed maturity exposure to the energy sector is comprised of 84.7% investment grade securities.

As of December 31, 2016, we held $2.2 billion of energy sector fixed maturity securities, constituting 8.8% of the total fixed maturities portfolio, with gross unrealized capital losses of $49 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $14 million. As of December 31, 2016, our fixed maturity exposure to the energy sector is comprised of 83.0% investment grade securities.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of December 31, 2017, the fair value and amortized cost related to our exposure to subprime mortgage-backed securities totaled $44 million and $39 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to subprime mortgage-backed securities were immaterial. As of December 31, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $33 million, $28 million and $1 million, respectively, representing 0.1% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2017
	1	90.6%	AAA	—%	2007	19.7%
	2	3.7%	AA	—%	2006	25.0%
	3	4.8%	A	0.4%	2005 and prior	55.3%
	4	—%	BBB	3.2%		100.0%
	5	—%	BB and below	96.4%
	6	0.9%		100.0%
		100.0%
December 31, 2016
	1	85.8%	AAA	—%	2007	2.2%
	2	8.0%	AA	—%	2006	20.1%
	3	5.1%	A	0.9%	2005 and prior	77.7%
	4	1.1%	BBB	4.9%		100.0%
	5	—%	BB and below	94.2%
	6	—%		100.0%
		100.0%
Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of December 31, 2017, the fair value and amortized cost related to our exposure to Alt-A RMBS totaled $55 million and $43 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to Alt-A RMBS were immaterial. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $48 million, $36 million and $1 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2017
	1	95.7%	AAA	—%	2017	6.1%
	2	3.0%	AA	0.3%	2007	28.7%
	3	1.3%	A	7.0%	2006	32.1%
	4	—%	BBB	1.3%	2005 and prior	33.1%
	5	—%	BB and below	91.4%		100.0%
	6	—%		100.0%
		100.0%
December 31, 2016
	1	95.5%	AAA	—%	2007	16.3%
	2	3.7%	AA	—%	2006	34.2%
	3	0.8%	A	1.7%	2005 and prior	49.5%
	4	—%	BBB	2.3%		100.0%
	5	—%	BB and below	96.0%
	6	—%		100.0%
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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2017
	1	98.9%	AAA	76.6%	2017	17.6%
	2	1.1%	AA	5.6%	2016	5.8%
	3	—%	A	9.6%	2015	22.8%
	4	—%	BBB	6.3%	2014	27.3%
	5	—%	BB and below	1.9%	2013	20.2%
	6	—%		100.0%	2012	1.2%
		100.0%			2011 and prior	5.1%
						100.0%
December 31, 2016
	1	100.0%	AAA	92.4%	2016	9.3%
	2	—%	AA	0.2%	2015	22.4%
	3	—%	A	3.1%	2014	30.0%
	4	—%	BBB	0.8%	2013	20.2%
	5	—%	BB and below	3.5%	2012	0.9%
	6	—%		100.0%	2011	1.6%
		100.0%			2010 and prior	15.6%
						100.0%

As of December 31, 2017, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $652 million, $648 million and $1 million, respectively. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $448 million, $444 million and $1 million, respectively.

As of December 31, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations ("CLOs") and automobile receivables, comprising 2.5%, 61.6% and 4.5%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 31.4%, 44.7% and 6.9%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2017
	1	85.0%	AAA	57.9%	2017	53.0%
	2	12.7%	AA	13.8%	2016	39.9%
	3	1.0%	A	10.2%	2015	1.9%
	4	0.3%	BBB	15.8%	2014	—%
	5	—%	BB and below	2.3%	2013	—%
	6	1.0%		100.0%	2012	—%
		100.0%			2011 and prior	5.2%
						100.0%
December 31, 2016
	1	89.8%	AAA	76.5%	2016	59.5%
	2	8.4%	AA	8.7%	2015	5.7%
	3	0.7%	A	2.1%	2014	8.9%
	4	0.4%	BBB	10.7%	2013	—%
	5	—%	BB and below	2.0%	2012	—%
	6	0.7%		100.0%	2011	—%
		100.0%			2010 and prior	25.9%
						100.0%

Mortgage Loans on Real Estate

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be other-than-temporarily impaired (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations.

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

As of December 31, 2017 and 2016, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.8% and 61.3%, respectively. See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2017
Loan-to-Value Ratios:
0% - 50%	$297	$30	$—	$14	$—	$341	6.9%
>50% - 60%	1,205	25	21	—	5	1,256	25.7%
>60% - 70%	2,241	228	534	39	—	3,042	61.9%
>70% - 80%	154	57	45	—	6	262	5.3%
>80% and above	5	—	—	1	4	10	0.2%
Total	$3,902	$340	$600	$54	$15	$4,911	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2016
Loan-to-Value Ratios:
0% - 50%	$353	$11	$5	$—	$—	$369	8.7%
>50% - 60%	941	64	61	8	5	1,079	25.3%
>60% - 70%	2,031	258	241	37	7	2,574	60.5%
>70% - 80%	103	82	34	—	12	231	5.4%
>80% and above	—	—	—	2	1	3	0.1%
Total	$3,428	$415	$341	$47	$25	$4,256	100.0%

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

As of December 31, 2017, the Company's total European exposure had an amortized cost and fair value of $2,944 million and $3,095 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $252 million, which includes non-financial institutions exposure in Ireland of $79 million, in Italy of $93 million, and in Spain of $63 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2.8 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2017, our non-peripheral sovereign exposure was $120 million, which consisted of fixed maturities. We also had $413 million in net exposure to non-peripheral financial institutions with a concentration in France of $54 million, The Netherlands of $46 million, Switzerland of $91 million and the United Kingdom of $190 million. The balance of $2.3 billion was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,390 million, in The Netherlands of $326 million, in Belgium of $186 million, in France of $133 million, in Germany of $215 million, in Switzerland of $236 million and in Russia of $64 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of December 31, 2017, we have an outstanding receivable of $80 million and no outstanding payable. As of December 31, 2016, we did not have an outstanding receivable/payable from/to Voya Financial, Inc., under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 50.7% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2017, VRIAC had securities lending collateral assets of $733 million, which represents approximately 0.7% of its general account statutory admitted assets. As of December 31, 2016, VRIAC had securities lending collateral assets of $243 million, which represents approximately 0.3% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Financing Agreement

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting by the Department of Economic and Community Development ("DECD") loaned VRIAC $10 million (the "DECD Loan") in connection with the development of the corporate office facility located at One Orange Way, Windsor, Connecticut that serves as our principal executive offices (the "Windsor Property"). In November 2012, VRIAC provided a letter of credit to the DECD in the amount of $11 million as security for its repayment obligations with respect to the loan. The letter of credit was cancelled in August 2017. As of December 31, 2017 and 2016, the amount of the loan outstanding was $5 million, which was reflected in Long-term debt on the Consolidated Balance Sheets.

In August 2017, the loan agreement between VRIAC and the DECD was amended to allow for the substitution of cash as collateral in place of the letter of credit along with a Pledge and Security Agreement between VRIAC and the DECD pursuant to which VRIAC grants the DECD a lien on and security interest in a cash deposit account in the name of VRIAC held at The Bank of New York Mellon ("BNY Mellon") and a Collateral Account Control Agreement by and among VRIAC, the DECD and BNY Mellon to accommodate the cash deposit account. Upon completion of the amendment documents, on August 1, 2017, $5 million in cash was transferred into the cash deposit account. The pledged cash collateral amount is the current outstanding principal amount of $5 million, reflecting a recent immaterial amount of credit for loan forgiveness, plus an amount to cover a default penalty of 2.5% of the original $10 million funding. VRIAC's monthly payments of principal and interest are processed out of the cash deposit account.

Capital Contributions and Dividends

During the year ended December 31, 2017, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $265 million, of which $261 million was paid on May 24, 2017 and $4 million was paid on December 28, 2017. During the year ended December 31, 2016, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $278 million, of which $274 million was paid on May 23, 2016 and $4 million was paid on December 27, 2016.

On March 23, 2017, VFP paid a $20 million dividend to VRIAC; on June 23, 2017, VFP paid a $20 million dividend to VRIAC; on September 25, 2017, VFP paid a $20 million dividend to VRIAC; and on December 15, 2017, VFP paid a $25 million dividend to VRIAC. During the year ended December 31, 2016, VFP paid dividends in the amount of $85 million to VRIAC, its parent.

During the years ended December 31, 2017 and 2016, DSL did not pay any dividends to VRIAC, its parent.

During the years ended December 31, 2017 and 2016, VRIAC did not receive any capital contributions from its Parent.

Collateral

Under the terms of our Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2017, we held $11 million and $74 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, we held $43 million and $227 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2017, we delivered $161 million of securities and held no securities as collateral. As of December 31, 2016, the Company delivered $220 million of securities and held $11 million of securities as collateral.

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

Ratings actions affirmation and outlook changes by S&P, Fitch, Moody's and A.M. Best from December 31, 2016 through December 31, 2017 and subsequently through the date of this Annual Report on Form 10-K are as follows.

On December 21, 2017, in response to Voya's announcement that it has entered into a definitive agreement to sell CBVA and individual fixed indexed annuity segments to a consortium of investors led by Apollo Global Management, LLC., rating agencies took the following ratings actions:

•
AM Best placed under review with developing implications the financial strength ratings of Voya's life insurance subsidiaries, including us. Concurrently, AM Best placed under review with developing implications Voya Financial Inc.'s long-term issuer credit rating.

•
S&P lowered the financial strength rating of our affiliate, Voya Insurance and Annuity Company, from A to BBB- with a developing outlook. Concurrently, S&P affirmed the financial strength ratings of Voya's remaining life subsidiaries. including us and the long-term issuer credit ratings of Voya Financial, Inc. and Voya Holdings Inc. and revised the outlook on these ratings to positive from stable.

•
Fitch placed the insurer financial strength rating of our affiliate, Voya Insurance and Annuity Company, on Rating Watch Negative. Concurrently, Fitch affirmed the ratings of Voya Financial, Inc. and revised the outlook to negative from stable. Fitch affirmed the insurer financial strength ratings of Voya's other life insurance subsidiaries, including us, with a stable outlook.

•
Moody's placed the financial strength ratings of our affiliate, Voya Insurance and Annuity Company, on review for possible downgrade. Moody's affirmed with a stable outlook the senior unsecured debt rating of Voya Financial, Inc. and the financial strength ratings of Voya's remaining life subsidiaries, including us.

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

We have entered into the following agreements that are accounted for under the deposit method with two of our affiliates. As of December 31, 2017 and 2016, we had deposit assets of $63 million and $80 million, respectively, and deposit liabilities of $135 million and $172 million, respectively, related to these agreements. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

Effective January 1, 2014, we entered into a coinsurance agreement with Langhorne I, LLC (“Langhorne”), an affiliated captive reinsurance company, to manage reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee business.

Effective January 1, 2018, we recaptured our coinsurance agreement with Langhorne to manage the reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee, which resulted in us recording a $74 million pre-tax gain on recapture of reinsured business that will be reported in Operating expenses in the first quarter 2018 Consolidated Statement of Operations.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Through the normal course of investment operations, we commit to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2017 the Company had off-balance sheet commitments to acquire mortgage loans of $179 million and purchase limited partnerships and private placement investments of $527 million.

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Consolidated Balance Sheets. For information regarding obligations under this program, see the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. As of December 31, 2017, the fair value of securities retained as collateral by lending agent on our behalf was $61 million. As of December 31, 2016, the fair value of securities retained as collateral by lending agent on our behalf was $316 million.

As of December 31, 2017, we had certain contractual obligations due over a period of time as summarized in the following table.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$706	$640	$64	$2	$—
Reserves for insurance obligations(2)(3)	38,376	2,047	4,081	4,040	28,208
Retirement and other plans(4)	92	9	18	18	47
Long-term debt obligation(5)	6	1	1	1	3
Securities lending and repurchase agreements(6)	805	805	—	—	—
Total	$39,985	$3,502	$4,164	$4,061	$28,258
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
(3) Contractual obligations related to certain closed blocks, with Reserves in the amount of $2 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by the Company. Although we are not relieved of our legal liability to the contract holder for these closed blocks, third-party collateral of $2 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(6) Payables under securities loan agreements including collateral held represent the liability to return collateral received from counterparties under securities lending agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements include non-cash collateral of $61 million. See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information concerning Securities lending agreements.

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

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, we did not have any securities pledged in dollar rolls or repurchase agreement transactions.

We also enter into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. We require that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing the replacement assets. As of December 31, 2017 and 2016, we did not have any securities pledged under reverse repurchase agreements.

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

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions through a lending agent for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of us. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2017 and 2016, the fair value of loaned securities was $799 million and $548 million, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of us. As of December 31, 2017 and 2016, cash collateral retained by the lending agent and invested in short-term liquid assets on our behalf was $744 million and $248 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered, on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, liabilities to return collateral of $744 million and $248 million, respectively, are included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets.
During the first quarter of 2016 under an amendment to the securities lending program, we began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in our Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2017 and 2016, the fair value of securities retained as collateral by the lending agent on our behalf was $61 million and $316 million, respectively.

FHLB

On January 18, 2018, we became a member of the Federal Home Loan Bank of Boston (“FHLB”). We are required to pledge collateral to back funding agreements issued to the FHLB. Subsequent to December 31, 2017, we issued $100 million of funding agreements to the FHLB and pledged assets as required collateral.

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

We are subject to minimum risk-based capital ("RBC") requirements established by the Department. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. The Company’s RBC ratio reflects a reduction in capital due to tax reform of approximately $40 million. If the NAIC were to update the formula used to calculate the RBC ratio for the reduced corporate tax rates, we estimate the RBC ratio would be lower by 60 to 70 RBC percentage points. We would still expect to exceed the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein after such updates were adopted.

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

The Department recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed by the Department. Statutory capital and surplus of VRIAC was $1.8 billion and $2.0 billion as of December 31, 2017 and 2016, respectively.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2017 and 2016. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2017
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$25,042	$(1,820)	$1,977
Mortgage loans on real estate	—	4,924	(262)	289
Derivatives:
Interest rate contracts	18,804	97	35	(58)
Notes receivable from affiliates		222	(23)	27
Financial liabilities with interest rate risk:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(3)	—	29,431	(2,151)	2,660
Supplementary contracts, immediate annuities and other	—	418	(31)	36
Embedded derivatives on reinsurance	—	(21)	(78)	89
Guaranteed benefit derivatives(3):
FIA	—	20	—	—
Stabilizer and MCGs	—	97	(59)	104

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in the Funding agreements without fixed maturities and deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above.

	As of December 31, 2016
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$24,895	$(1,761)	$1,923
Mortgage loans on real estate	—	4,340	(232)	255
Derivatives:
Interest rate contracts	29,147	284	37	(54)
Notes receivable from affiliates		216	(26)	27
Financial liabilities with interest rate risk:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(3)	—	28,877	(2,146)	2,586
Supplementary contracts, immediate annuities and other	—	438	(32)	39
Embedded derivatives on reinsurance	—	(44)	(71)	82
Guaranteed benefit derivatives(3):
FIA	—	23	—	—
Stabilizer and MCGs	—	151	(90)	143

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in the Funding agreements without fixed maturities and deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above.

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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables present the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2017 and 2016. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts.

	As of December 31, 2017
		Hypothetical Change in Fair Value(1)
($ in millions)	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$60	$6	$(6)
Limited partnerships/corporations	411	25	(25)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	20	—	(1)
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

	As of December 31, 2016
		Hypothetical Change in Fair Value(1)
($ in millions)	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$82	$6	$(6)
Limited partnerships/corporations	348	21	(21)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	23	1	(1)
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

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $25.1 billion and $25.0 billion as of December 31, 2017 and 2016, respectively. Our credit risk materializes primarily as impairment losses and/or credit related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
Voya Retirement Insurance and Annuity Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

Boston, Massachusetts
March 15, 2018

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2017 and 2016
(In millions, except share and per share data)

	As of December 31,
	2017	2016
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,774 as of 2017 and $22,365 as of 2016)	$23,141	$23,170
Fixed maturities, at fair value using the fair value option	941	957
Equity securities, available-for-sale, at fair value (cost of $45 as of 2017 and $67 as of 2016)	60	82
Short-term investments	25	33
Mortgage loans on real estate, net of valuation allowance of $1 as of 2017 and 2016	4,910	4,255
Policy loans	214	219
Limited partnerships/corporations	411	348
Derivatives	136	471
Securities pledged (amortized cost of $864 as of 2017 and $693 as of 2016)	960	768
Total investments	30,798	30,303
Cash and cash equivalents	288	561
Short-term investments under securities loan agreements, including collateral delivered	765	379
Accrued investment income	304	301
Premiums receivable and reinsurance recoverable	1,496	1,634
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	766	1,028
Notes receivable from affiliate	175	175
Short-term loan to affiliate	80	—
Current income tax recoverable	—	1
Due from affiliates	60	56
Property and equipment	64	68
Other assets	140	158
Assets held in separate accounts	73,036	61,981
Total assets	$107,972	$96,645

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2017 and 2016
(In millions, except share and per share data)

	As of December 31,
	2017	2016
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$29,669	$29,578
Payable for securities purchased	79	8
Payables under securities loan agreements, including collateral held	845	648
Long-term debt	5	5
Due to affiliates	61	162
Derivatives	85	173
Current income tax payable to Parent	23	—
Deferred income taxes	187	223
Other liabilities	401	491
Liabilities related to separate accounts	73,036	61,981
Total liabilities	104,391	93,269

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2017 and 2016; $50 par value per share)	3	3
Additional paid-in capital	2,730	2,994
Accumulated other comprehensive income (loss)	818	559
Retained earnings (deficit)	30	(180)
Total shareholder's equity	3,581	3,376
Total liabilities and shareholder's equity	$107,972	$96,645

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net investment income	$1,520	$1,501	$1,410
Fee income	713	725	765
Premiums	48	870	657
Broker-dealer commission revenue	170	175	230
Net realized capital gains (losses):
Total other-than-temporary impairments	(19)	(19)	(45)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(7)	—	1
Net other-than-temporary impairments recognized in earnings	(12)	(19)	(46)
Other net realized capital gains (losses)	(188)	(194)	(231)
Total net realized capital gains (losses)	(200)	(213)	(277)
Other revenue	—	(2)	(2)
Total revenues	2,251	3,056	2,783
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	958	1,765	1,422
Operating expenses	801	815	772
Broker-dealer commission expense	170	175	230
Net amortization of Deferred policy acquisition costs and Value of business acquired	233	167	133
Total benefits and expenses	2,162	2,922	2,557
Income (loss) before income taxes	89	134	226
Income tax expense (benefit)	(121)	21	53
Net income (loss)	$210	$113	$173

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$210	$113	$173
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	387	258	(694)
Other-than-temporary impairments	(4)	9	3
Pension and other postretirement benefits liability	(2)	(1)	(2)
Other comprehensive income (loss), before tax	381	266	(693)
Income tax expense (benefit) related to items of other comprehensive income (loss)	122	93	(238)
Other comprehensive income (loss), after tax	259	173	(455)
Comprehensive income (loss)	$469	$286	$(282)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2015	$3	$3,583	$841	$(466)	$3,961
Comprehensive income (loss):
Net income (loss)	—	—	—	173	173
Other comprehensive income (loss), after tax	—	—	(455)	—	(455)
Total comprehensive income (loss)					(282)
Dividends paid and distributions of capital	—	(321)	—	—	(321)
Employee related benefits	—	10	—	—	10
Balance as of December 31, 2015	3	3,272	386	(293)	3,368
Comprehensive income (loss):
Net income (loss)	—	—	—	113	113
Other comprehensive income (loss), after tax	—	—	173	—	173
Total comprehensive income (loss)					286
Dividends paid and distributions of capital	—	(278)	—	—	(278)
Employee related benefits	—	—	—	—	—
Balance as of December 31, 2016	3	2,994	559	(180)	3,376
Comprehensive income (loss):
Net income (loss)	—	—	—	210	210
Other comprehensive income (loss), after tax	—	—	259	—	259
Total comprehensive income (loss)					469
Dividends paid and distributions of capital	—	(265)	—	—	(265)
Employee related benefits	—	1	—	—	1
Balance as of December 31, 2017	$3	$2,730	$818	$30	$3,581

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$210	$113	$173
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(80)	(80)	(84)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	234	168	134
Net accretion/amortization of discount/premium	12	(1)	7
Future policy benefits, claims reserves and interest credited	534	1,289	1,193
Deferred income tax (benefit) expense	(158)	(3)	(1)
Net realized capital losses	200	213	277
Depreciation	3	4	4
Change in:
Accrued investment income	(3)	(6)	(10)
Premiums receivable and reinsurance recoverable	138	205	91
Other receivables and asset accruals	21	7	2
Due to/from affiliates	(105)	30	26
Other payables and accruals	(3)	126	(57)
Other, net	(24)	(11)	1
Net cash provided by operating activities	979	2,054	1,756
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,462	3,184	3,373
Equity securities, available-for-sale	25	49	17
Mortgage loans on real estate	494	375	557
Limited partnerships/corporations	81	71	48
Acquisition of:
Fixed maturities	(4,247)	(5,664)	(5,258)
Equity securities, available-for-sale	(2)	—	(28)
Mortgage loans on real estate	(1,149)	(900)	(773)
Limited partnerships/corporations	(120)	(113)	(96)
Derivatives, net	203	28	(46)
Policy loans, net	5	11	9
Short-term investments, net	8	(33)	242
Short-term loan to affiliate, net	(80)	—	—
Collateral received (delivered), net	(189)	(30)	8
Net cash used in investing activities	(509)	(3,022)	(1,947)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Financing Activities:
Deposits received for investment contracts	$2,380	$3,746	$3,195
Maturities and withdrawals from investment contracts	(2,794)	(2,534)	(2,440)
Settlements on deposit contracts	(64)	(66)	(63)
Dividends paid and return of capital distribution	(265)	(278)	(321)
Net cash (used in) provided by financing activities	(743)	868	371
Net (decrease) increase in cash and cash equivalents	(273)	(100)	180
Cash and cash equivalents, beginning of period	561	661	481
Cash and cash equivalents, end of period	$288	$561	$661
Supplemental cash flow information:
Income taxes paid (received), net	$13	$15	$54

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

Prior to May 2013, Voya Financial, Inc. ("Voya Financial"), together with its subsidiaries, including the Company was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings.

VRIAC is a direct, wholly owned subsidiary of Voya Holdings Inc. ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

VRIAC has two wholly owned non-insurance subsidiaries, Voya Financial Partners, LLC ("VFP") and Directed Services LLC ("DSL").

On December 20, 2017, VRIAC's ultimate parent, Voya Financial, entered into a Master Transaction Agreement ("MTA") with VA Capital Company LLC ("VA Capital"), and Athene Holding Ltd ("Athene"), pursuant to which VA Capital's wholly owned subsidiary Venerable Holdings Inc. ("Venerable") will acquire certain of Voya Financial's assets, including all of the shares of capital stock of Voya Insurance and Annuity Company ("VIAC"), the Company's Iowa-domiciled insurance affiliate, as well as the membership interests of DSL, the Company's broker-dealer subsidiary (collectively the "Transaction"). The Transaction is expected to close in the second or third quarter of 2018, subject to conditions specified in the MTA, including receipt of required regulatory approvals and other conditions.

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

Products offered by the Company include deferred and immediate (i.e., payout) annuity contracts. Company products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services, participant education, and retirement readiness planning tools along with a variety of investment options, including proprietary and non-proprietary mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. Stable value products are also provided to institutional plan sponsors where the Company may or may not be providing other employer sponsored products and services.

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

The Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, VFP and DSL. Intercompany transactions and balances have been eliminated.

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
•Impairments;
•Income taxes; and
•Contingencies.

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, including the Company's own credit risk. The estimate of fair value is the price that would be received to sell an asset or transfer a liability ("exit price") in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company uses a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

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

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date, or within two months of that date, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Other net realized capital gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net realized capital gains (losses).

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

In addition, the Company has entered into coinsurance with funds withheld reinsurance arrangements, accounted for under the deposit method, that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives within the reinsurance agreements are reported in Other liabilities on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Interest credited and other benefits to contract owners/policyholders in the Consolidated Statements of Operations.

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

Future Policy Benefits and Contract Owner Account Balances

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

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.7% to 6.6%.

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

Contract Owner Account Balances
Contract owner account balances relate to investment-type contracts, as follows:

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 5.3% for the years 2017, 2016 and 2015. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

•
For fixed-indexed annuity ("FIA"), the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value.

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

GMDB:    Reserves for annuity guaranteed minimum death benefits ("GMDB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for the purpose of amortizing DAC. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor's ("S&P") 500 Index. Reserves for GMDB are recorded in Future policy

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

benefits and contract owner account balances on the Consolidated Balance Sheets. Changes in reserves for GMDB are reported in Interest credited and other benefits to contract owners/policyholders in the Consolidated Statements of Operations.

FIA: The Company issues FIA contracts that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. Such embedded derivatives are recorded in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

The estimated fair value of the Stabilizer embedded derivative and MCG stand-alone derivative is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums. At inception of the contract, the Company projects a guaranteed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions.

The liabilities for the FIA and Stabilizer embedded derivatives and the MCG stand-alone derivative (collectively, "guaranteed benefit derivatives") include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

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

Recognition of Insurance Revenue and Related Benefits

Premiums related to payouts contracts with life contingencies are recognized in Premiums in the Consolidated Statements of Operations when due from the contract owner. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded in Interest credited and other benefits to contract owners/policyholders in the Consolidated Statements of Operations when incurred.

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

Only those reinsurance recoverable balances deemed probable of recovery are recognized as assets on the Company's Consolidated Balance Sheets and are stated net of allowances for uncollectible reinsurance. Amounts currently recoverable and payable under reinsurance agreements are included in Premiums receivable and reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Interest credited and other benefits to contract owners/policyholders are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2016-09 were adopted by the Company on January 1, 2017 using the transition method prescribed for each applicable provision:

•
On a prospective basis, all excess tax benefits and tax deficiencies related to share-based compensation will be reported in Net income (loss), rather than Additional paid-in capital. Prior year excess tax benefits will remain in Additional paid- in capital.

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities, which resulted in an immaterial reclassification of Share-based compensation cash flows from financing activities to operating activities in the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016.

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

The provisions of ASU 2016-06 were adopted by the Company on January 1, 2017 using a modified retrospective approach. The adoption had no effect on the Company's financial condition, results of operations. or cash flows.

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

The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using a modified retrospective approach. The adoption had no effect on the Company's financial condition or results of operations, but impacted disclosures only. Investments in limited partnerships previously accounted for as VOEs became VIEs under the new guidance as the limited partners do not hold substantive kick-out rights or participating rights. See "Variable Interest Entities" section of the Investments Note to these Consolidated Financial Statements for additional information.

Future Adoption of Accounting Pronouncements

Reclassification of Certain Tax Effects
In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (ASC Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted Tax Cuts and Jobs Act of 2017 ("Tax Reform"). Stranded tax effects arise because generally accepted accounting principles require that the impact of a change in tax laws or rates on deferred tax liabilities and assets be reported in net income, even if related to items recognized within accumulated other comprehensive income. The amount of the reclassification would be

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

based on the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate, applied to deferred tax liabilities and assets reported within accumulated other comprehensive income.

The provisions of ASU 2018-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Initial adoption of ASU 2018-02 may be reported either in the period of adoption or on a retrospective basis in each period in which the effect of the change in the U.S. federal corporate income tax rate resulting from Tax Reform is recognized. The Company is currently evaluating the provisions of ASU 2018-02.

Derivatives & Hedging
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic ASC 815): Targeted Improvements to Accounting for Hedging Activities " ("ASU 2017-12"), which enables entities to better portray risk management activities in their financial statements, as follows:

•	Expands an entity's ability to hedge nonfinancial and financial risk components and reduces complexity in accounting for fair value hedges of interest rate risk,

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

The provisions of ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-12 is required to be reported using a modified retrospective approach, with the exception of the presentation and disclosure requirements, which are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-12.

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

Derecognition of Nonfinancial Assets
In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (ASC Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance & Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which requires entities to apply certain recognition and measurement principles in ASU 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (see "Revenue from Contracts with Customers" below) when they derecognize nonfinancial assets and in substance nonfinancial assets through sale or transfer, and the counterparty is not a customer.

The provisions of ASU 2017-05 are effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted, using either a retrospective or modified retrospective method. The Company does not currently expect the adoption of this guidance to have a material impact on the Company's financial condition, results of operations, or cash flows; however, finalization of implementation efforts will continue into the first quarter of 2018.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2016-15 are effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods, with early adoption permitted. The Company does not currently expect the adoption of this guidance to have a material impact on the Company's financial condition, results of operations, or cash flows; however, finalization of implementation efforts will continue into the first quarter of 2018.

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

The provisions of ASU 2016-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted for certain provisions. Initial adoption of ASU 2016-01 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. The Company does not currently expect the adoption of this guidance to have a material impact on the Company's financial condition, results of operations, or cash flows; however, finalization of implementation efforts will continue into the first quarter of 2018.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company plans to adopt ASU 2014-09 on January 1, 2018 on a modified retrospective basis. As the scope of ASU 2014-09 excludes insurance contracts and financial instruments, the guidance does not apply to a significant portion of the Company’s business. Based on review to date, the Company anticipates that the adoption of ASU 2014-09 will result in the deferral of costs to obtain and fulfill certain financial services contracts, net of tax, with a related cumulative impact on retained earnings upon adoption, of approximately $70; however, finalization of implementation efforts will continue into the first quarter of 2018.

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2017:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$547	$109	$—	$—	$656	$—
U.S. Government agencies and authorities	3	—	—	—	3	—
State, municipalities and political subdivisions	842	40	4	—	878	—
U.S. corporate public securities	8,476	786	26	—	9,236	—
U.S. corporate private securities	3,387	148	38	—	3,497	—
Foreign corporate public securities and foreign governments(1)	2,594	192	9	—	2,777	—
Foreign corporate private securities(1)	3,105	155	45	—	3,215	7

Residential mortgage-backed securities:
Agency	1,878	65	17	6	1,932	—
Non-Agency	639	54	2	6	697	4
Total Residential mortgage-backed securities	2,517	119	19	12	2,629	4
Commercial mortgage-backed securities	1,437	39	6	—	1,470	—
Other asset-backed securities	671	11	1	—	681	2

Total fixed maturities, including securities pledged	23,579	1,599	148	12	25,042	13
Less: Securities pledged	864	104	8	—	960	—
Total fixed maturities	22,715	1,495	140	12	24,082	13
Equity securities	45	15	—	—	60	—
Total fixed maturities and equity securities investments	$22,760	$1,510	$140	$12	$24,142	$13
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $190 of net unrealized gains on impaired available-for-sale securities.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$693	$96	$2	$—	$787	$—
U.S. Government agencies and authorities	4	—	—	—	4	—
State, municipalities and political subdivisions	795	16	16	—	795	—
U.S. corporate public securities	9,511	533	72	—	9,972	1
U.S. corporate private securities	2,951	89	79	—	2,961	—
Foreign corporate public securities and foreign governments(1)	2,801	121	38	—	2,884	—
Foreign corporate private securities(1)	2,822	114	26	—	2,910	—

Residential mortgage-backed securities:
Agency	2,357	81	27	9	2,420	—
Non-Agency	314	48	2	8	368	5
Total Residential mortgage-backed securities	2,671	129	29	17	2,788	5
Commercial mortgage-backed securities	1,301	33	16	—	1,318	—
Other asset-backed securities	466	11	1	—	476	2

Total fixed maturities, including securities pledged	24,015	1,142	279	17	24,895	8
Less: Securities pledged	693	82	7	—	768	—
Total fixed maturities	23,322	1,060	272	17	24,127	8
Equity securities	67	15	—	—	82	—
Total fixed maturities and equity securities investments	$23,389	$1,075	$272	$17	$24,209	$8
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $176 of net unrealized gains on impaired available-for-sale securities.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$554	$561
After one year through five years	4,590	4,765
After five years through ten years	6,085	6,296
After ten years	7,725	8,640
Mortgage-backed securities	3,954	4,099
Other asset-backed securities	671	681
Fixed maturities, including securities pledged	$23,579	$25,042

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of December 31, 2017 and 2016, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's consolidated Shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2017
Communications	$1,145	$114	$1	$1,258
Financial	2,750	185	4	2,931
Industrial and other companies	7,953	532	65	8,420
Energy	1,970	159	33	2,096
Utilities	2,725	216	11	2,930
Transportation	697	52	2	747
Total	$17,240	$1,258	$116	$18,382

December 31, 2016
Communications	$1,223	$85	$10	$1,298
Financial	2,850	147	14	2,983
Industrial and other companies	8,479	346	99	8,726
Energy	2,145	105	49	2,201
Utilities	2,436	130	31	2,535
Transportation	618	26	6	638
Total	$17,751	$839	$209	$18,381

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2017 and 2016, approximately 52.1% and 58.4%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2017 and 2016, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2017 and 2016, the fair value of loaned securities was $799 and $548, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $744 and $248, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, liabilities to return collateral of $744 and $248, respectively, are included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2017 and 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $61 and $316, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	December 31, 2017(1)(2)	December 31, 2016(1)(2)
U.S. Treasuries	$177	$304
U.S. corporate public securities	460	179
Foreign corporate public securities and foreign governments	168	80
Short-term Investments	—	1
Payables under securities loan agreements	$805	$564
(1) As of December 31, 2017 and December 31, 2016, borrowings under securities lending transactions include cash collateral of $744 and $248, respectively.
(2) As of December 31, 2017 and December 31, 2016, borrowings under securities lending transactions include non-cash collateral of $61 and $316, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company's financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity's economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the investments in VIEs was $411 and $348 as of December 31, 2017 and 2016, respectively; these investments are included in Limited partnerships/corporations on the Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Consolidated Statements of Operations.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2017:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$18	$—	$—	$—	$12	$—	$30	$—
State, municipalities and political subdivisions	34	—	1	—	91	4	126	4
U.S. corporate public securities	504	11	—	—	304	15	808	26
U.S. corporate private securities	226	2	46	2	499	34	771	38
Foreign corporate public securities and foreign governments	148	1	5	—	99	8	252	9
Foreign corporate private securities	135	38	13	—	161	7	309	45
Residential mortgage-backed	263	5	26	1	438	13	727	19
Commercial mortgage-backed	436	5	19	—	50	1	505	6
Other asset-backed	95	1	9	—	38	—	142	1
Total	$1,859	$63	$119	$3	$1,692	$82	$3,670	$148

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2016:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$134	$2	$—	$—	$—	$—	$134	$2
State, municipalities and political subdivisions	427	15	—	—	5	1	432	16
U.S. corporate public securities	2,107	53	2	—	180	19	2,289	72
U.S. corporate private securities	1,011	48	23	1	131	30	1,165	79
Foreign corporate public securities and foreign governments	678	21	1	—	132	17	811	38
Foreign corporate private securities	600	23	—	—	45	3	645	26
Residential mortgage-backed	881	23	109	3	54	3	1,044	29
Commercial mortgage-backed	415	16	5	—	6	—	426	16
Other asset-backed	147	—	1	—	17	1	165	1
Total	$6,400	$201	$141	$4	$570	$74	$7,111	$279

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 95.4% and 88.6% of the average book value as of December 31, 2017 and 2016, respectively.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2017
Six months or less below amortized cost	$1,883	$67	$30	$38	433	7
More than six months and twelve months or less below amortized cost	128	7	4	2	37	1
More than twelve months below amortized cost	1,661	72	53	21	335	7
Total	$3,672	$146	$87	$61	805	15

December 31, 2016
Six months or less below amortized cost	$6,702	$22	$215	$5	1,098	9
More than six months and twelve months or less below amortized cost	269	3	14	1	54	2
More than twelve months below amortized cost	313	81	21	23	128	5
Total	$7,284	$106	$250	$29	1,280	16

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2017
U.S. Treasuries	$30	$—	$—	$—	6	—
State, municipalities and political subdivisions	130	—	4	—	96	—
U.S. corporate public securities	828	6	24	2	167	2
U.S. corporate private securities	743	66	18	20	71	2
Foreign corporate public securities and foreign governments	254	7	7	2	61	1
Foreign corporate private securities	288	66	8	37	35	6
Residential mortgage-backed	746	—	19	—	194	3
Commercial mortgage-backed	511	—	6	—	131	—
Other asset-backed	142	1	1	—	44	1
Total	$3,672	$146	$87	$61	805	15

December 31, 2016
U.S. Treasuries	$136	$—	$2	$—	22	—
State, municipalities and political subdivisions	448	—	16	—	187	—
U.S. corporate public securities	2,352	9	69	3	417	3
U.S. corporate private securities	1,162	82	56	23	108	3
Foreign corporate public securities and foreign governments	837	13	35	3	159	3
Foreign corporate private securities	670	—	26	—	64	2
Residential mortgage-backed	1,073	—	29	—	196	3
Commercial mortgage-backed	442	—	16	—	90	1
Other asset-backed	164	2	1	—	37	1
Total	$7,284	$106	$250	$29	1,280	16

Investments with fair values less than amortized cost are included in the Company's other-than-temporary impairment analysis. Impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for "other-than-temporary impairments" each quarter based on actual and projected cash flows after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired (typically pre-2008) indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on the valuation of a particular security within the trust will also be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of December 31, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $3. As of December 31, 2016, the Company had no new troubled debt restructurings for commercial mortgage loans or private placement bonds.

As of December 31, 2017 the Company held no commercial mortgage troubled debt restructured loans.

As of December 31, 2017 and 2016, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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
The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2017			December 31, 2016
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$4,907	$4,911	$5	$4,251	$4,256
Collective valuation allowance for losses	N/A	(1)	(1)	N/A	(1)	(1)
Total net commercial mortgage loans	$4	$4,906	$4,910	$5	$4,250	$4,255
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2017, 2016 and 2015.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2017	December 31, 2016
Collective valuation allowance for losses, balance at January 1	$1	$1
Addition to (reduction of) allowance for losses	—	—
Collective valuation allowance for losses, end of period	$1	$1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2017	December 31, 2016
Impaired loans without allowances for losses	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$6	$6

As of December 31, 2017 and 2016 the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2017 and 2016.

There were no loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2017 and 2016.

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

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Impaired loans, average investment during the period (amortized cost)(1)	$4	$8	$22
Interest income recognized on impaired loans, on an accrual basis(1)	—	—	1
Interest income recognized on impaired loans, on a cash basis(1)	—	—	1
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—	1
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	December 31, 2017 (1)	December 31, 2016 (1)
Loan-to-Value Ratio:
0% - 50%	$341	$369
>50% - 60%	1,256	1,079
>60% - 70%	3,042	2,574
>70% - 80%	262	231
>80% and above	10	3
Total Commercial mortgage loans	$4,911	$4,256
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	December 31, 2017 (1)	December 31, 2016 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,902	$3,428
>1.25x - 1.5x	340	415
>1.0x - 1.25x	600	341
Less than 1.0x	54	47
Commercial mortgage loans secured by land or construction loans	15	25
Total Commercial mortgage loans	$4,911	$4,256
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2017 (1)		December 31, 2016 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$985	20.1%	$969	22.8%
South Atlantic	982	20.0%	956	22.5%
Middle Atlantic	1,097	22.4%	710	16.7%
West South Central	552	11.2%	432	10.2%
Mountain	457	9.3%	371	8.7%
East North Central	468	9.5%	448	10.5%
New England	77	1.6%	81	1.9%
West North Central	243	4.9%	223	5.2%
East South Central	50	1.0%	66	1.5%
Total Commercial mortgage loans	$4,911	100.0%	$4,256	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2017 (1)		December 31, 2016 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,383	28.1%	$1,359	31.8%
Industrial	1,326	27.0%	961	22.6%
Apartments	948	19.3%	794	18.7%
Office	829	16.9%	711	16.7%
Hotel/Motel	177	3.6%	170	4.0%
Mixed Use	52	1.1%	50	1.2%
Other	196	4.0%	211	5.0%
Total Commercial mortgage loans	$4,911	100.0%	$4,256	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table presents mortgages by year of origination as of the dates indicated:

	December 31, 2017 (1)	December 31, 2016 (1)
Year of Origination:
2017	$1,086	$—
2016	867	875
2015	703	729
2014	538	548
2013	644	685
2012	510	681
2011 and prior	563	738
Total Commercial mortgage loans	$4,911	$4,256
(1) Balances do not include collective valuation allowance for losses.

Evaluating Securities for Other-Than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities and equity securities, in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2017			2016		2015
	Impairment		No. of Securities	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	*	3	$3	2	$9		8
Foreign corporate public securities and foreign governments(1)	2		3	12	3	34		9
Foreign corporate private securities(1)	9		2	1	2	1		1
Residential mortgage-backed	1		17	3	25	2		26
Commercial mortgage-backed	—	*	1	—	—	—		—
Other asset-backed	—		—	—	—	—	*	1
Total	$12		26	$19	32	$46		45
(1) Primarily U.S. dollar denominated.
*Less than $1.

The above tables include $12, $1 and $4 of write-downs related to credit impairments for the years ended December 31, 2017, 2016 and 2015, respectively, in Other-than-temporary impairments, which are recognized in the Consolidated Statements of Operations. The remaining write-downs for the year ended December 31, 2017 related to intent impairments are immaterial. The remaining $18 and $42 in write-downs for the years ended December 31, 2016 and 2015, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2017			2016		2015
	Impairment		No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$—	*	3	$4	1	$9	7
Foreign corporate public securities and foreign governments(1)	—		—	12	2	32	8
Residential mortgage-backed	—	*	6	2	4	1	5
Commercial mortgage-backed	—	*	1	—	—	—	—
Total	$—		10	$18	7	$42	20
(1) Primarily U.S. dollar denominated.
*Less than $1.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Balance at January 1	$9	$19	$22
Additional credit impairments:
On securities not previously impaired	9	—	—
On securities previously impaired	—	1	1
Reductions:
Increase in cash flows	—	2	—
Securities sold, matured, prepaid or paid down	2	9	4
Balance at December 31	$16	$9	$19

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Fixed maturities	$1,302	$1,325	$1,230
Equity securities, available-for-sale	4	4	4
Mortgage loans on real estate	211	191	195
Policy loans	10	12	12
Short-term investments and cash equivalents	1	1	1
Other	60	30	22
Gross investment income	1,588	1,563	1,464
Less: investment expenses	68	62	54
Net investment income	$1,520	$1,501	$1,410

As of December 31, 2017 and 2016, the Company had $3 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$(29)	$(70)	$(65)
Fixed maturities, at fair value option	(226)	(201)	(142)
Derivatives	9	51	(14)
Embedded derivatives - fixed maturities	(5)	(6)	(4)
Guaranteed benefit derivatives	55	13	(52)
Other investments	(4)	—	—
Net realized capital gains (losses)	$(200)	$(213)	$(277)
After-tax net realized capital gains (losses)	$(131)	$(139)	$(180)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Proceeds on sales	$2,916	$1,825	$1,836
Gross gains	30	20	25
Gross losses	39	85	49

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain products that contain embedded derivatives for which market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, accounted for under the deposit method, that contain embedded derivatives.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2017			December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$35	$—	$—	$35	$—	$—
Foreign exchange contracts	533	—	52	231	13	7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	18,769	117	20	29,112	438	154
Foreign exchange contracts	26	—	—	175	12	12
Equity contracts	154	9	7	89	2	—
Credit contracts	771	10	6	426	6	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	12	—	N/A	17	—
Within products	N/A	—	117	N/A	—	174
Within reinsurance agreements	N/A	—	(21)	N/A	—	(44)
Managed custody guarantees	N/A	—	—	N/A	—	—
Total		$148	$181		$488	$303

(1)	Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2017 and 2016. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$771	$10	$6
Equity contracts	154	9	7
Foreign exchange contracts	559	—	52
Interest rate contracts	17,286	117	20
		136	85
Counterparty netting(1)		(50)	(50)
Cash collateral netting(1)		(84)	—
Securities collateral netting(1)		—	(30)
Net receivables/payables		$2	$5
(1)Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$426	$6	$—
Equity contracts	89	2	—
Foreign exchange contracts	406	25	19
Interest rate contracts	25,606	438	154
		471	173
Counterparty netting(1)		(169)	(169)
Cash collateral netting(1)		(266)	—
Securities collateral netting(1)		(11)	(2)
Net receivables/payables		$25	$2
(1)Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2017, the Company held $11 and $74 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, the Company held $43 and $227 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2017, the Company delivered $161 of securities and held no securities as collateral. As of December 31, 2016, the Company delivered $220 of securities and held $11 of securities as collateral.

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$1	$—	$1
Foreign exchange contracts	12	(2)	1
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(7)	50	(16)
Foreign exchange contracts	(3)	(1)	1
Equity contracts	1	1	(1)
Credit contracts	5	3	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(5)	(6)	(4)
Within products(2)	55	12	(52)
Within reinsurance agreements(3)	(22)	(28)	58
Managed custody guarantees(2)	—	1	—
Total	$37	$30	$(12)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. For the years ended December 31, 2017, 2016 and 2015, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of December 31, 2017, the fair values of credit default swaps of $10 and $6 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2016, the fair value of credit default swaps of $6 was included in Derivatives assets on the Consolidated Balance Sheets. As of December 31, 2016, there were no credit default swaps included in Derivatives liabilities on the Consolidated Balance Sheets. As of December 31, 2017, the maximum potential future exposure to the Company was $497 on credit default swaps. As of December 31, 2016, the maximum potential

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

future exposure to the Company was $402 on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$597	$59	$—	$656
U.S. Government agencies and authorities	—	3	—	3
State, municipalities and political subdivisions	—	878	—	878
U.S. corporate public securities	—	9,210	26	9,236
U.S. corporate private securities	—	2,855	642	3,497
Foreign corporate public securities and foreign governments(1)	—	2,777	—	2,777
Foreign corporate private securities (1)	—	3,123	92	3,215
Residential mortgage-backed securities	—	2,608	21	2,629
Commercial mortgage-backed securities	—	1,463	7	1,470
Other asset-backed securities	—	638	43	681
Total fixed maturities, including securities pledged	597	23,614	831	25,042
Equity securities, available-for-sale	10	—	50	60
Derivatives:
Interest rate contracts	—	117	—	117
Foreign exchange contracts	—	—	—	—
Equity contracts	—	9	—	9
Credit contracts	—	10	—	10
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,078	—	—	1,078
Assets held in separate accounts	67,966	5,059	11	73,036
Total assets	$69,651	$28,809	$892	$99,352
Percentage of Level to total	70%	29%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$20	$20
Stabilizer and MCGs	—	—	97	97
Other derivatives:
Interest rate contracts	—	20	—	20
Foreign exchange contracts	—	52	—	52
Equity contracts	—	7	—	7
Credit contracts	—	6	—	6
Embedded derivative on reinsurance	—	(21)	—	(21)
Total liabilities	$—	$64	$117	$181
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

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$729	$58	$—	$787
U.S. Government agencies and authorities	—	4	—	4
State, municipalities and political subdivisions	—	795	—	795
U.S. corporate public securities	—	9,965	7	9,972
U.S. corporate private securities	—	2,436	525	2,961
Foreign corporate public securities and foreign governments(1)	—	2,884	—	2,884
Foreign corporate private securities (1)	—	2,756	154	2,910
Residential mortgage-backed securities	—	2,767	21	2,788
Commercial mortgage-backed securities	—	1,308	10	1,318
Other asset-backed securities	—	449	27	476
Total fixed maturities, including securities pledged	729	23,422	744	24,895
Equity securities, available-for-sale	34	—	48	82
Derivatives:
Interest rate contracts	—	438	—	438
Foreign exchange contracts	—	25	—	25
Equity contracts	—	2	—	2
Credit contracts	—	6	—	6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	940	33	—	973
Assets held in separate accounts	57,192	4,783	6	61,981
Total assets	$58,895	$28,709	$798	$88,402
Percentage of Level to total	67%	32%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$23	$23
Stabilizer and MCGs	—	—	151	151
Other derivatives:
Interest rate contracts	1	153	—	154
Foreign exchange contracts	—	19	—	19
Equity contracts	—	—	—	—
Credit contracts	—	—	—	—
Embedded derivative on reinsurance	—	(44)	—	(44)
Total liabilities	$1	$128	$174	$303
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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades or monitoring of trading volumes. As of December 31, 2017, $0.6 billion and $18.1 billion of a total fair value of $25.0 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing. As of December 31, 2016, $0.7 billion and $18.8 billion of a total fair value of $24.9 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2017 and 2016. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$7	$—	$—	$11	$—	$—	$(1)	$9	$—	$26	$—
U.S. Corporate private securities	525	—	10	61	—	(1)	(12)	69	(10)	642	—
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	154	(9)	(37)	31	—	—	(14)	—	(33)	92	(9)
Residential mortgage-backed securities	21	(7)	—	5	—	—	—	2	—	21	(7)
Commercial mortgage-backed securities	10	—	—	7	—	—	—	—	(10)	7	—
Other asset-backed securities	27	—	1	32	—	—	(2)	—	(15)	43	—
Total fixed maturities, including securities pledged	744	(16)	(26)	147	—	(1)	(29)	80	(68)	831	(16)
Equity securities, available-for-sale	48	—	—	2	—	—	—	—	—	50	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(151)	57	—	—	(3)	—	—	—	—	(97)	—
FIA(2)	(23)	(2)	—	—	—	—	5	—	—	(20)	—
Assets held in separate accounts(5)	6	—	—	18	—	(3)	—	2	(12)	11	—
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$2	$—	$—	$—	$—	$(1)	$(1)	$7	$—	$7	$—
U.S. Corporate private securities	396	—	3	173	—	(17)	(67)	44	(7)	525	—
Foreign corporate public securities and foreign governments(1)	1	(1)	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	158	(1)	6	—	—	—	(26)	20	(3)	154	(1)
Residential mortgage-backed securities	28	(7)	—	—	—	—	—	—	—	21	(7)
Commercial mortgage-backed securities	13	—	—	3	—	—	(5)	—	(1)	10	—
Other asset-backed securities	13	—	—	15	—	—	(2)	1	—	27	—
Total fixed maturities, including securities pledged	611	(9)	9	191	—	(18)	(101)	72	(11)	744	(8)
Equity securities, available-for-sale	48	—	—	—	—	—	—	—	—	48	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(162)	16	—	—	(5)	—	—	—	—	(151)	—
FIA(2)	(23)	(3)	—	—	—	—	3	—	—	(23)	—
Assets held in separate accounts(5)	4	—	—	3	—	—	—	3	(4)	6	—
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2017 and 2016, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2017:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 6.3%
Nonperformance risk	0.02% to 1.1%		0.02% to 1.1%
Actuarial Assumptions:
Partial Withdrawals	0.5% to 7.0%		—
Lapses	0% to 42%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

The Company notes the following interrelationships:

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

Other Financial Instruments

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$25,042	$25,042	$24,895	$24,895
Equity securities, available-for-sale	60	60	82	82
Mortgage loans on real estate	4,910	4,924	4,255	4,340
Policy loans	214	214	219	219
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,078	1,078	973	973
Derivatives	136	136	471	471
Notes receivable from affiliates	175	222	175	216
Short-term loan to affiliate	80	80	—	—
Assets held in separate accounts	73,036	73,036	61,981	61,981
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	25,314	29,431	24,943	28,877
Supplementary contracts, immediate annuities and other	365	418	386	438
Deposit liabilities	135	198	172	246
Derivatives:
Guaranteed benefit derivatives:
FIA	20	20	23	23
Stabilizer and MCGs	97	97	151	151
Other derivatives	85	85	173	173
Long-term debt	5	5	5	5
Embedded derivatives on reinsurance	(21)	(21)	(44)	(44)
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

Investment contract liabilities:

Funding agreements without a fixed maturity and deferred annuities: Fair value is estimated as the present value of expected cash flows associated with the contract liabilities discounted using risk-free rates plus an adjustment for nonperformance risk. The valuation is consistent with current market parameters. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

Supplementary contracts and immediate annuities: Fair value is estimated as the present value of expected cash flows associated with the contract liabilities discounted using risk-free rates plus an adjustment for nonperformance risk. The valuation is consistent with current market parameters. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

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

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2015	$396	$527		$923
Deferrals of commissions and expenses	77	6		83
Amortization:
Amortization, excluding unlocking	(84)	(109)		(193)
Unlocking (1)	(23)	(9)		(32)
Interest accrued	36	56	(2)	92
Net amortization included in the Consolidated Statements of Operations	(71)	(62)		(133)
Change in unrealized capital gains/losses on available-for-sale securities	118	238		356
Balance as of December 31, 2015	520	709		1,229
Deferrals of commissions and expenses	74	5		79
Amortization:
Amortization, excluding unlocking	(72)	(87)		(159)
Unlocking (1)	(24)	(73)		(97)
Interest accrued	38	51	(2)	89
Net amortization included in the Consolidated Statements of Operations	(58)	(109)		(167)
Change in unrealized capital gains/losses on available-for-sale securities	(59)	(68)		(127)
Balance as of December 31, 2016	477	537		1,014
Deferrals of commissions and expenses	75	5		80
Amortization:
Amortization, excluding unlocking	(76)	(83)		(159)
Unlocking (1)	(61)	(93)		(154)
Interest accrued	37	43	(2)	80
Net amortization included in the Consolidated Statements of Operations	(100)	(133)		(233)
Change in unrealized capital gains/losses on available-for-sale securities	(67)	(42)		(109)
Balance as of December 31, 2017	$385	$367		$752
(1) DAC/VOBA unlocking includes the impact of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. The 2017 amounts include unfavorable unlocking for DAC and VOBA of $80 and $140, respectively, associated with consent acceptances received from customers and expected future acceptances of customer consents to changes related to guaranteed minimum interest rate provisions of certain retirement plan contracts with fixed investment options.

(2)	Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2017, 2016 and 2015.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Year	Amount
2018	38
2019	26
2020	23
2021	20
2022	18

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

As of December 31, 2017, the account value for the separate account contracts with guaranteed minimum benefits was $38.1 billion. The additional liability recognized related to minimum guarantees was $103. As of December 31, 2016, the account value for the separate account contracts with guaranteed minimum benefits was $38.4 billion. The additional liability recognized related to minimum guarantees was $158.

The aggregate fair value of fixed income securities and equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2017 and 2016 was $8.6 billion and $8.0 billion, respectively.

7.    Reinsurance

As of December 31, 2017, the Company has reinsurance treaties with 6 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. As of December 31, 2017, the Company had agreements with two of its affiliates, Langhorne I, LLC, and Security Life of Denver International ("SLDI"), which are accounted for under the deposit method of accounting. Subsequent to December 31, 2017, the Company recaptured its agreement with Langhorne I, LLC. Refer to the Related Party Transactions Note for further detail.

On October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln for $1.0 billion in cash. Under the agreement, the Lincoln subsidiary contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance agreement. As of December 31, 2017 and 2016, the Company had $1.5 billion and $1.6 billion, respectively, related to Reinsurance recoverable from the subsidiary of Lincoln.

The Company assumed $25 of premium revenue from Aetna Life for the purchase and administration of a life contingent single premium variable payout annuity contract. In addition, the Company is also responsible for administering fixed annuity payments that are made to annuitants receiving variable payments. Reserves of $7 and $8 were maintained for this contract as of December 31, 2017 and 2016, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Premiums receivable and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2017	2016
Reserves ceded and claims recoverable	$1,512	$1,650
Premiums receivable, net	(16)	(16)
Total	$1,496	$1,634

For the years ended December 31, 2017, 2016 and 2015, premiums, net of reinsurance were $48, $870 and $657, respectively.

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

Under Connecticut insurance law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) ten percent (10%) of VRIAC's earned statutory surplus at the prior year end or (2) VRIAC's prior year statutory net gain from operations. Connecticut law also prohibits a Connecticut insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2017, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $265, $261 of which was paid on May 24, 2017 and $4 of which was paid on December 28, 2017. During the year ended December 31, 2016, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $278, $274 of which was paid on May 23, 2016 and $4 of which was paid on December 27, 2016.

On March 23, 2017, VFP paid a $20 dividend to VRIAC; on June 23, 2017, VFP paid a $20 dividend to VRIAC; on September 25, 2017, VFP paid a $20 dividend to VRIAC; and on December 15, 2017, VFP paid a $25 dividend to VRIAC. During the year ended December 31, 2016, VFP paid dividends in the amount of $85 to VRIAC.

During the years ended December 31, 2017 and 2016, DSL did not pay any dividends to VRIAC, its parent.

During the years ended December 31, 2017 and 2016, VRIAC did not receive any capital contributions from its Parent.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Statutory net income (loss) was $195, $266 and $318, for the years ended December 31, 2017, 2016 and 2015, respectively. Statutory capital and surplus was $1.8 billion and $2.0 billion as of December 31, 2017 and 2016, respectively.
9.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated.

	December 31,
	2017	2016	2015
Fixed maturities, net of OTTI	$1,451	$862	$437
Equity securities, available-for-sale	15	15	14
Derivatives	124	201	209
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	(433)	(324)	(196)
Premium deficiency reserve adjustment	(115)	(90)	(67)
Other	5	—	—
Unrealized capital gains (losses), before tax	1,047	664	397
Deferred income tax asset (liability)	(234)	(111)	(18)
Unrealized capital gains (losses), after tax	813	553	379
Pension and other postretirement benefits liability, net of tax	5	6	7
AOCI	$818	$559	$386

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	Year Ended December 31, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$564		$(190)	$374
Equity securities	—		—	—
Other	5		(2)	3
OTTI	(4)		1	(3)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	29		(10)	19
DAC/VOBA and Sales inducements	(109)	(1)	42	(67)
Premium deficiency reserve adjustment	(25)		9	(16)
Change in unrealized gains/losses on available-for-sale securities	460		(150)	310

Derivatives:
Derivatives	(53)	(2)	19	(34)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(24)		8	(16)
Change in unrealized gains/losses on derivatives	(77)		27	(50)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(2)	(3)	1	(1)
Change in pension and other postretirement benefits liability	(2)		1	(1)
Change in Other comprehensive income (loss)	$381		$(122)	$259
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$346		$(121)	$225
Equity securities	1		—	1
Other	—		—	—
OTTI	9		(3)	6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	70		(25)	45
DAC/VOBA and Sales inducements	(128)	(1)	45	(83)
Premium deficiency reserve adjustment	(23)		8	(15)
Change in unrealized gains/losses on available-for-sale securities	275		(96)	179

Derivatives:
Derivatives	11	(2)	(4)	7
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(19)		7	(12)
Change in unrealized gains/losses on derivatives	(8)		3	(5)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(3)	—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$266		$(93)	$173
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,184)		$410	$(774)
Equity securities	—		—	—
Other	—		—	—
OTTI	3		(1)	2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	65		(23)	42
DAC/VOBA and Sales inducements	356	(1)	(125)	231
Premium deficiency reserve adjustment	63		(22)	41
Change in unrealized gains/losses on available-for-sale securities	(697)		239	(458)

Derivatives:
Derivatives	20	(2)	(7)	13
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(14)		5	(9)
Change in unrealized gains/losses on derivatives	6		(2)	4

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(2)	(3)	1	(1)
Change in pension and other postretirement benefits liability	(2)		1	(1)
Change in Other comprehensive income (loss)	$(693)		$238	$(455)
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Current tax expense (benefit):
Federal	$37	$24	$54
Total current tax expense (benefit)	37	24	54
Deferred tax expense (benefit):
Federal	(158)	(3)	(1)
Total deferred tax expense (benefit)	(158)	(3)	(1)
Total income tax expense (benefit)	$(121)	$21	$53

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2017	2016		2015
Income (loss) before income taxes	$89	$134		$226
Tax rate	35.0%	35.0%		35.0%
Income tax expense (benefit) at federal statutory rate	31	47		79
Tax effect of:
Dividends received deduction	(36)	(27)		(24)
Valuation allowance	(5)	(2)		(4)
Tax Credit	5	2		4
Effect of Tax Reform	(116)	—	—	—
Other	—	1		(2)
Income tax expense (benefit)	$(121)	$21		$53
Effective tax rate	(136.0)%	15.7%		23.5%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"). Tax Reform makes broad changes to U.S. federal tax law, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing the computations of the dividends received deduction, tax reserves, and deferred acquisition costs; (3) changing how alternative minimum tax credits can be realized; and (4) eliminating the net operating loss (“NOL”) carryback and limiting the NOL carryforward deduction to 80% of taxable income for losses arising in taxable years beginning after December 31, 2017.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows the Company to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.
In reliance on SAB 118, the Company provisionally remeasured its deferred tax assets and liabilities based on the 21% tax rate at which they are expected to reverse in the future. The Company continues to analyze the effects of Tax Reform and will record adjustments and additional impacts from Tax Reform as they are identified during the measurement period as provided for in SAB 118.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	December 31,
	2017	2016
Deferred tax assets
Insurance reserves	$125	$224
Investments	75	141
Compensation and benefits	55	71
Other assets	3	8
Total gross assets before valuation allowance	258	444
Less: Valuation allowance	—	5
Assets, net of valuation allowance	258	439

Deferred tax liabilities
Net unrealized investment (gains) losses	(311)	(346)
Deferred policy acquisition costs	(134)	(316)
Total gross liabilities	(445)	(662)
Net deferred income tax asset (liability)	$(187)	$(223)

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017, the Company had no valuation allowance. As of December 31, 2016, the Company had total valuation allowance of $5. As of December 31, 2017 and December 31, 2016, $119 and $124, respectively, of these valuation allowances were allocated to continuing operations, and $(119) as of the end of each period was allocated to Other comprehensive income related to realized and unrealized capital losses.

For the years ended December 31, 2017, 2016 and 2015, the decreases in the valuation allowance were $5, $2 and $4, respectively, all of which were allocated to continuing operations.

Tax Sharing Agreement

The Company had a (payable)/receivable from Voya Financial, Inc. of $(23)and $1 as of December 31, 2017 and 2016, respectively, for federal income taxes under the intercompany tax sharing agreement.

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

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2017 and December 31, 2016.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and Income tax expense on the Consolidated Balance Sheets and the Consolidated Statements of Operations, respectively. The Company had no accrued interest as of December 31, 2017 and December 31, 2016.

Tax Regulatory Matters

Voya Financial, Inc. (including the Company) return is currently under audit by the IRS, and it is expected that the examination of tax year 2016 will be finalized within the next twelve months. Voya Financial, Inc. (including the Company) and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2016 through 2018.

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

The costs allocated to the Company for its employees' participation in the Retirement Plan were $8, $8 and $6 for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya Savings Plan (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company's employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria. The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The costs allocated to the Company for the Savings Plan were $11, $10 and $10, for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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

The SERPs and Agents Non-Qualified Plan are non-qualified defined benefit pension plans, which means all the SERPs benefits are payable from the general assets of the Company and Agents Non-Qualified Plan benefits are payable from the general assets of the Company and Voya Services Company. These non-qualified defined benefit pension plans are not guaranteed by the PBGC.

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs and Agents Non-Qualified Plan as of December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation, January 1	$88	$88
Interest cost	4	4
Benefits paid	(5)	(5)
Actuarial (gains) losses on obligation	1	1
Benefit obligation, December 31	$88	$88

Amounts recognized on the Consolidated Balance Sheets in Other liabilities and in AOCI were as follows as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Accrued benefit cost	$(88)	$(88)
Accumulated other comprehensive income (loss):
Prior service cost (credit)	(1)	(2)
Net amount recognized	$(89)	$(90)

Assumptions

The discount rate used in the measurement of the December 31, 2017 and 2016 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2017	2016
Discount rate	3.85%	4.55%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company's pension obligation and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the SERPs and Agents Non-Qualified Plan.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The weighted-average discount rate used in calculating the net pension cost was as follows:

	2017	2016	2015
Discount rate	4.55%	4.81%	4.36%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan were as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Interest cost	$4	$4	$4
Amortization of prior service cost (credit)	(1)	(1)	(1)
Net (gain) loss recognition	1	1	(7)
Net periodic (benefit) cost	$4	$4	$(4)

Cash Flows

The following table summarizes the expected benefit payments related to the SERPs and Agents Non-Qualified Plan for the years indicated:

2018	$6
2019	6
2020	6
2021	6
2022	6
2023-2027	27

In 2018, the Company is expected to contribute $6 to the SERPs and Agents Non-Qualified Plan.

Share Based Compensation Plans

Certain employees of the Company participate in the 2013 and 2014 Omnibus Employee Incentive Plans ("the Omnibus Plans") sponsored by Voya Financial, Inc., with respect to awards granted in 2013 through 2017. The Omnibus Plans each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), performance share units ("PSUs"), and stock options.

The Company was allocated compensation expense from Voya Financial, Inc. of $24, $22 and $22 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company recognized tax benefits of $9, $8 and $8 for the years ended 2017, 2016 and 2015, respectively. Prior to January 1, 2017, excess tax benefits were recognized in Additional paid-in capital and accounted for in a single pool available to all share-based compensation awards. Excess tax benefits in Additional paid-in capital were not recognized until the benefits resulted in a reduction in taxes payable. The Company uses tax law ordering when determining when excess tax benefits have been realized.

On a prospective basis from January 1, 2017, all excess tax benefits and tax deficiencies related to share-based compensation are reported in net income, rather than Additional paid-in capital.

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

•
Certain health care and life insurance benefits for retired employees and their eligible dependents. The postretirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium. Prior to April 1, 2017, coverage for Medicare eligible retirees was provided through a fully insured Medicare Advantage plan. Effective April 1, 2017, the fully insured Medicare Advantage Plan was replaced with access to individual coverage through a private exchange. The Company's premium subsidy ended and was replaced with a monthly HRA contribution. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage.

•	The Voya Financial, Inc. Deferred Compensation Savings Plan, which is a non-qualified deferred compensation plan that includes a 401(k) excess component.

The benefit charges incurred by the Company related to these plans for the years ended December 31, 2017, 2016 and 2015, were immaterial.

12.    Financing Agreements

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting on behalf of the Department of Economic and Community Development ("DECD") loaned VRIAC $10 (the "DECD Loan") in connection with the development of the corporate office facility located at One Orange Way, Windsor, Connecticut that serves as the principal executive offices of the Company (the "Windsor Property"). In November 2012, VRIAC provided a letter of credit to the DECD in the amount of $11 as security for its repayment obligations with respect to the loan. The letter of credit was cancelled in August 2017. As of December 31, 2017 and 2016, the amount of the loan outstanding was $5, which was reflected in Long-term debt on the Consolidated Balance Sheets.

In August 2017, the loan agreement between VRIAC and DECD was amended to allow for the substitution of cash as collateral in place of the letter of credit along with a Pledge and Security Agreement between VRIAC and the DECD pursuant to which VRIAC grants the DECD a lien on and security interest in a cash deposit account in the name of VRIAC held at The Bank of New York Mellon ("BNY Mellon") and a Collateral Account Control Agreement by and among VRIAC, the DECD and BNY Mellon to accommodate the cash deposit account. Upon completion of the amendment documents, on August 1, 2017, $5 in cash was transferred into the cash deposit account. The pledged cash collateral amount is the current outstanding principal amount of $5, reflecting a recent immaterial amount of credit for loan forgiveness, plus an amount to cover a default penalty of 2.5% of the original $10 funding. VRIAC's monthly payments of principal and interest are processed out of the cash deposit account.

13.    Commitments and Contingencies

Leases

All of the Company's expenses for leased and subleased office properties are paid for by an affiliate and allocated back to the Company, as all remaining operating leases were executed by Voya Services Company as of December 31, 2008, which resulted

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

in the Company no longer being party to any operating leases. For the years ended December 31, 2017, 2016 and 2015, rent expense for leases was $4.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2017 the Company had off-balance sheet commitments to acquire mortgage loans of $179 and purchase limited partnerships and private placement investments of $527.

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

	December 31,
	2017	2016
Other fixed maturities-state deposits	$13	$13
Securities pledged(1)	960	768
Total restricted assets	$973	$781
(1) Includes the fair value of loaned securities of $799 and $548 as of December 31, 2017 and 2016, respectively. In addition, as of December 31, 2017 and 2016, the Company delivered securities as collateral of $161 and $220, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston (“FHLB”). The Company is required to pledge collateral to back funding agreements issued to the FHLB. Subsequent to December 31, 2017, the Company issued $100 of funding agreements to the FHLB and pledged assets as required collateral.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2017, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

Litigation includes Dezelan v. Voya Retirement Insurance and Annuity Company (USDC District of Connecticut, No. 3:16-cv-1251) (filed July 26, 2016), a putative class action in which plaintiff, a participant in a 403(b) Plan, seeks to represent a class of plans whose assets are invested in VRIAC “Group Annuity Contract Stable Value Funds.” Plaintiff alleges that VRIAC has violated the Employee Retirement Income Security Act of 1974 by charging unreasonable fees and setting its own compensation in connection with stable value products. Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. On July 19, 2017, the district court granted the Company's motion to dismiss, but permitted the plaintiff to file an amended complaint. The plaintiff has filed a first amended complaint, and the Company has moved to dismiss that complaint.

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
(Dollar amounts in millions, unless otherwise stated)

14.    Related Party Transactions

Operating Agreements

VRIAC has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•
Investment Advisory agreement with Voya Investment Management LLC ("VIM"), an affiliate, in which VIM provides asset management, administrative and accounting services for VRIAC's general account. VRIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2017, 2016 and 2015, expenses were incurred in the amounts of $64, $58 and $52, respectively.

•
Services agreement with Voya Services Company for administrative, management, financial and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2017, 2016 and 2015, expenses were incurred in the amounts of $263, $265 and $235, respectively.

•
Amended and Restated Services agreement between VRIAC and its U.S. insurance company affiliates and other affiliates for administrative, management, financial and information technology services, dated as of April 1, 2015. For the years ended December 31, 2017, 2016 and 2015, expenses related to the agreement were incurred in the amount of $43, $45 and $27, respectively.

•
Service agreement with Voya Institutional Plan Services, LLC ("VIPS") effective November 30, 2008 pursuant to which VIPS provides record-keeper services to certain benefit plan clients of VRIAC. For the years ended December 31, 2017, 2016 and 2015, VRIAC's net earnings related to the agreement were in the amount of $7, $5 and $8, respectively.

•
Intercompany agreement with VIM pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. In connection with the termination of the DSL agreement, as described below, the intercompany agreement with VIM was amended, effective May 1, 2017.

For the years ended December 31, 2017, 2016 and 2015, revenue under the VIM intercompany agreement was $55, $33 and $35, respectively.

•
Variable annuity, fixed insurance and mutual fund products issued by VRIAC are sold by Voya Financial Advisors, an affiliate of VRIAC. For the years ended December 31, 2017, 2016 and 2015 commission expenses incurred by VRIAC were $77, $73 and $74, respectively.

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

DSL has certain agreements whereby it generates revenues and expenses with affiliated entities, as follows:

•
Underwriting and distribution agreements with Voya Insurance and Annuity Company ("VIAC") and ReliaStar Life Insurance Company of New York ("RLNY"), affiliated companies as well as VRIAC, whereby DSL serves as the principal underwriter for variable insurance products and provides wholesale distribution services for mutual fund custodial products. In addition, DSL is authorized to enter into agreements with broker-dealers to distribute the variable insurance products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2017, 2016 and 2015, commissions were collected in the amount of $170, $175 and $230, respectively. Such commissions are, in turn, paid to broker-dealers.

•
Intercompany agreements with each of VIAC, VIPS, ReliaStar Life Insurance Company and Security Life of Denver Insurance Company (individually, the "Contracting Party") pursuant to which DSL agreed, effective January 1, 2010, to pay the Contracting Party, on a monthly basis, a portion of the revenues DSL earns as investment adviser to certain U.S. registered investment companies that are either investment option under certain variable insurance products of the

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Contracting Party or are purchased for certain customers of the Contracting Party. On or about May 1, 2017, Voya Investments, LLC ("VIL") was appointed investment advisor for these certain additional U.S. registered investment companies previously managed by DSL, which in turn caused DSL and the Contracting Party to terminate separate revenue sharing intercompany agreements dated as of December 22, 2010 between DSL and the Contracting Party by which DSL had paid a portion of the revenue DSL earned as investment adviser. DSL continues to pay the Contracting Party the revenue DSL earns for other related services. For the years ended December 31, 2017, 2016 and 2015, expenses were incurred under these intercompany agreements in the amounts of $83, $123 and $207, respectively.

•
Service agreement with RLNY whereby DSL receives managerial and supervisory services and incurs a fee. For the years ended December 31, 2017, 2016 and 2015, expenses were incurred under this service agreement in the amounts of $2, $3 and $3, respectively.

•
Administrative and advisory services agreements with VIL and VIM, affiliated companies, in which DSL receives certain services for a fee. The fee for these services is calculated as a percentage of average assets of Voya Investors Trust. For the years ended December 31, 2017, 2016 and 2015, expenses were incurred in the amounts of $23, $70 and $68, respectively. See above where it is discussed that DSL no longer provides these advisory services, effective on May 1, 2017.

Reinsurance Agreements

The Company has entered into the following agreements that are accounted for under the deposit method with two of its affiliates. As of December 31, 2017 and 2016, the Company had deposit assets of $63 and $80, respectively, and deposit liabilities of $135 and $172, respectively, related to these agreements. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

Effective January 1, 2014, VRIAC entered into a coinsurance agreement with Langhorne I, LLC (“Langhorne”), an affiliated captive reinsurance company, to manage reserve and capital requirements in connection with a portion of its Stabilizer and Managed Custody Guarantee business.

Effective January 1, 2018, the Company recaptured its coinsurance agreement with Langhorne to manage the reserve and capital requirements in connection with a portion of its Stabilizer and Managed Custody Guarantee, which resulted in the Company recording a $74 pre-tax gain on recapture of reinsured business that will be reported in Operating expenses in the first quarter 2018 Consolidated Statement of Operations.

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

Investment Advisory and Other Fees

DSL has been retained by Voya Investors Trust, an affiliate, pursuant to a management agreement to provide advisory, management, administrative and other services to Voya Investors Trust. Under the management agreement, DSL provides or arranges for the provision of all services necessary for the ordinary operations of Voya Investors Trust. DSL earns a monthly fee based on a percentage of average daily net assets of Voya Investors Trust. DSL has entered into an administrative services subcontract with VIL, an affiliate, pursuant to which VIL, provides certain management, administrative and other services to Voya Investors Trust and is compensated a portion of the fees received by DSL under the management agreement. In addition to being the investment advisor of the Trust, DSL is the investment advisor of Voya Partners, Inc., an affiliate. DSL and Voya Partners, Inc. have an investment advisory agreement, whereby DSL has overall responsibility to provide portfolio management services for Voya Partners, Inc. Voya Partners, Inc. pays DSL a monthly fee which is based on a percentage of average daily net assets. For the years ended December 31, 2017, 2016 and 2015, revenue received by DSL under these agreements (exclusive of fees paid to affiliates) was $179, $350 and $380, respectively. As of December 31, 2017 and 2016, DSL had $8 and $30, respectively, receivable from

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Voya Investors Trust under the management agreement. See "Operating Agreements" section above where it is discussed that DSL no longer provide these advisory services, effective on May 1, 2017.

Additionally, VFP acts as a distributor of insurance products issued by its affiliates, which may in turn invest in mutual funds products issued by certain of its affiliates. For the years ended December 31, 2017, 2016 and 2015, distribution revenues received by VFP related to affiliated mutual fund products were $27, $25 and $26, respectively.

Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2021, either party can borrow from the other up to 3.0% of the Company's statutory admitted assets as of the preceding December 31. During the years ended December 31, 2017, 2016, and 2015, interest on any borrowing by either the Company or Voya Financial was charged at a rate based on the prevailing market rate for similar third-party borrowings for securities.

Under this agreement, the Company incurred immaterial interest expense for the years ended December 31, 2017, 2016 and 2015. The Company earned interest income of $1 for the years ended December 31, 2017 and 2015 and an immaterial amount for the year ended 2016. Interest expense and income are included in Operating expenses and Net investment income, respectively, in the Consolidated Statements of Operations. As of December 31, 2017 the Company has an outstanding receivable of $80 and no outstanding payable. As of December 31, 2016, the Company did not have any outstanding receivable/payable with Voya Financial under the reciprocal loan agreement.

Note with Affiliate

On December 29, 2004, VIAC issued a surplus note in the principal amount of $175 (the "Note") scheduled to mature on December 29, 2034, to VRIAC. The Note bears interest at a rate of 6.26% per year. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income was $11 for each of the years ended December 31, 2017, 2016 and 2015. As part of the restructuring associated with the MTA, effective December 28, 2017 Voya Financial and Voya Holdings entered into an agreement with VIAC in order to provide a joint and several guarantee of its payment obligations as the issuer of the Note. Accordingly, on January 9, 2018, Kroll Bond Rating Agency assigned a rating of BBB+, outlook Stable to the Note.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 13.        Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.        Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2017 and 2016, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Retirement Insurance and Annuity Company ("VRIAC"). Voya Financial, Inc. subsidiaries, including VRIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
	2017	2016
Audit fees	$3	$2
Audit-related fees	1	1
	$4	$3

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

Tax Fees

There were minimal tax fees allocated to VRIAC in 2017 and 2016. Tax fees allocated to VRIAC were primarily for tax compliance . These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to VRIAC in 2017 and 2016 under the category "All other fees." Other fees allocated to VRIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

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

In 2017, 2016 and 2015, 100% of each of the audit, audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc.

PART IV

Item 15.        Exhibits, Consolidated Financial Statement Schedules

a.	The following documents are filed as part of this report:

1.	Financial statements. See Item 8. on page 84.

2.	Financial statement schedules. See Index to Consolidated Financial Statement Schedules on page 163.

3.	Exhibits. See Exhibit Index on page 167.

162

Report of Independent Registered Public Accounting Firm

The Board of Directors
Voya Retirement Insurance and Annuity Company

We have audited the consolidated financial statements of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and have issued our report thereon dated March 15, 2018 included elsewhere in this Annual Report (Form 10-K). Our audits of the consolidated financial statements included the financial statement schedules listed in Item 15.a. of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's schedules, based on our audits.

In our opinion, the schedules present fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2018

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments – Other than Investments in Affiliates
As of December 31, 2017
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheets
Fixed maturities
U.S. Treasuries	$547	$656	$656
U.S. Government agencies and authorities	3	3	3
State, municipalities and political subdivisions	842	878	878
U.S. corporate public securities	8,476	9,236	9,236
U.S. corporate private securities	3,387	3,497	3,497
Foreign corporate public securities and foreign governments(1)	2,594	2,777	2,777
Foreign corporate private securities(1)	3,105	3,215	3,215
Residential mortgage-backed securities	2,517	2,629	2,629
Commercial mortgage-backed securities	1,437	1,470	1,470
Other asset-backed securities	671	681	681
Total fixed maturities, including securities pledged	23,579	25,042	25,042
Equity securities, available-for-sale	45	60	60
Mortgage loans on real estate	4,910	4,924	4,910
Policy loans	214	214	214
Short-term investments	25	25	25
Limited partnerships/corporations	411	411	411
Derivatives	43	136	136
Total investments	$29,227	$30,812	$30,798
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Gross		Ceded		Assumed		Net		Percentage of Assumed to Net
Year Ended December 31, 2017
Life insurance in force	$9,869		$10,116		$247		$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—		—	*	—%
Annuities	48		—		—		48		—%
Total premiums	$48		$—	*	$—		$48		—%

Year Ended December 31, 2016
Life insurance in force	$10,873		$11,140		$267		$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—		—	*	—%
Annuities	870		—		—	*	870		—%
Total premiums	$870		$—	*	$—	*	$870		—%

Year Ended December 31, 2015
Life insurance in force	$12,084		$12,376		$292		$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—		—	*	—%
Annuities	657		—		—	*	657		—%
Total premiums	$657		$—	*	$—	*	$657		—%
* Less than $1
** Not meaningful

Voya Retirement Insurance and Annuity Company ("VRIAC")
Form 10-K for Fiscal Year Ended December 31, 2017

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

10.4	Services Agreement between ILIAC and ING Financial Advisers, LLC, effective June 1, 2002, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
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

10.7
Amendment to Investment Advisory Agreement between ILIAC and ING Investment Management LLC, effective October 14, 2003, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).

10.8
Surplus Note for $175,000,000 aggregate principal amount, dated December 29, 2004 issued by ING USA Annuity and Life Insurance Company to its affiliate, ILIAC, incorporated by reference to the Company's Form 10-K filed on March 31, 2005 (File No. 033-23376).

10.90
Amendment Number 2006-1 to Services Agreement, dated as of September 11, 2006, between ILIAC and ING North America Insurance Corporation, incorporated by reference to the Company's Form 10-Q filed on November 13, 2006 (File No. 033-23376).

10.10
Administrative Services Agreement, dated as of October 1, 1998, among Aetna Life Insurance and Annuity Company (nka ILIAC), Aetna Life Insurance Company and The Lincoln National Life Insurance Company, incorporated by reference to the Company's Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.11
Administrative Services Agreement, dated as of October 1, 1998, among Aetna Life Insurance and Annuity Company (nka ILIAC), Aetna Life Insurance Company and Lincoln Life & Annuity Company of New York, incorporated by reference to the Company's Form 10-Q filed on May 15, 2007 (File No. 033-23376).

10.12
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

10.21
Intercompany Agreement, effective January 1, 2010, between ING USA Annuity and Life Insurance Company and Directed Services LLC, incorporated by reference to the Company's Form 10-K filed on March 30, 2011 (File No. 033-23376).

10.22
Federal Tax Sharing Agreement, effective January 1, 2013, between lNG U.S., Inc. and each of its undersigned Subsidiaries, including ILIAC, incorporated by reference to the Company's Form 10-Q filed on May 14, 2013 (File No. 033-23376).

10.23
Amendment 2013-1, dated January 1, 2014 to Reciprocal Loan Agreement, effective April 1, 2011, between ILIAC (nka VRIAC) and ING America Insurance Holdings, Inc. (nka Voya Financial, Inc.), incorporated by reference to the Company's Form 10-Q filed May 13, 2014 (File No. 33-23376).

10.24	Reciprocal Loan Agreement, effective April 1, 2016, between VRIAC and Voya Financial, Inc., incorporated by reference to the Company’s Form 10-Q filed on May 12, 2016 (File No. 033-23376).
10.25
Amended and Restated Services Agreement, made as of April 1, 2015, between VRIAC, the affiliated insurance companies and certain other affiliated companies specified in Exhibit B of the Agreement, incorporated by reference to the Company’s Form 10-Q filed on May 12, 2016 (File No. 033-23376).

10.26
Intercompany Agreement, dated as of December 22, 2010, effective January 1, 2010, as amended, between ILIAC (nka VRIAC) and ING Investment Management LLC (nka Voya Investment Management LLC), incorporated by reference to the Company’s Form 10-Q filed on August 9, 2017 (File No. 033-23376).

10.27
Amendment No. 6, entered into on June 29, and effective as of July 1, 2017, amends the Intercompany Agreement, dated as of December 22, 2010, effective as of January 1, 2010, as amended, by and between VRIAC and Voya Investment Management LLC, incorporated by reference to the Company’s Form 10-Q filed on August 9, 2017 (File No. 033-23376).

10.28
Termination Amendment, executed on June 29, 2017, effective April 30, 2017, to Intercompany Agreement, dated January 1, 2010, between VRIAC and Directed Services LLC, incorporated by reference to the Company’s Form 10-Q filed on August 9, 2017 (File No. 033-23376).

14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of Francis G. O'Neill pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Francis G. O'Neill pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema

Exhibit Index
Exhibit Number	Description of Exhibit
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

[1]Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholder's Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

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

March 15, 2018		Voya Retirement Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	Francis G. O'Neill
Francis G. O'Neill Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 15, 2018.

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

