Form 10-Q
period 2018-03-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2018-05-10
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 9, 2018, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2018

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities; and (xi) our parent company, Voya Financial, Inc.'s ability to successfully complete the Transaction (as defined below) on the expected economic terms or at all. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 033-23376) (the "Annual Report on Form 10-K").

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
Condensed Consolidated Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,173 as of 2018 and $21,774 as of 2017)	$22,912	$23,141
Fixed maturities, at fair value using the fair value option	933	941
Equity securities, at fair value (cost of $45 as of 2018 and 2017)	58	60
Short-term investments	75	25
Mortgage loans on real estate, net of valuation allowance of $1 as of 2018 and 2017	4,891	4,910
Policy loans	212	214
Limited partnerships/corporations	425	411
Derivatives	148	136
Securities pledged (amortized cost of $776 as of 2018 and $864 as of 2017)	833	960
Other investments	22	—
Total investments	30,509	30,798
Cash and cash equivalents	344	288
Short-term investments under securities loan agreements, including collateral delivered	591	765
Accrued investment income	318	304
Premiums receivable and reinsurance recoverable	1,484	1,496
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	911	766
Notes receivable from affiliate	175	175
Short-term loan to affiliate	—	80
Due from affiliates	48	60
Property and equipment	64	64
Other assets	173	140
Assets held in separate accounts	73,489	73,036
Total assets	$108,106	$107,972

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	March 31, 2018	December 31, 2017
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$29,789	$29,669
Payable for securities purchased	195	79
Payables under securities loan agreements, including collateral held	694	845
Long-term debt	4	5
Due to affiliates	66	61
Derivatives	102	85
Current income tax payable to Parent	6	23
Deferred income taxes	117	187
Other liabilities	272	401
Liabilities related to separate accounts	73,489	73,036
Total liabilities	104,734	104,391

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2018 and 2017; $50 par value per share)	3	3
Additional paid-in capital	2,730	2,730
Accumulated other comprehensive income (loss)	438	818
Retained earnings (deficit)	201	30
Total shareholder's equity	3,372	3,581
Total liabilities and shareholder's equity	$108,106	$107,972

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net investment income	$382	$379
Fee income	174	190
Premiums	14	15
Broker-dealer commission revenue	41	44
Net realized capital gains (losses):
Total other-than-temporary impairments	(9)	—
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—
Net other-than-temporary impairments recognized in earnings	(9)	—
Other net realized capital gains (losses)	(78)	(55)
Total net realized capital gains (losses)	(87)	(55)
Total revenues	524	573
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	198	235
Operating expenses	108	220
Broker-dealer commission expense	41	44
Net amortization of Deferred policy acquisition costs and Value of business acquired	65	2
Total benefits and expenses	412	501
Income (loss) before income taxes	112	72
Income tax expense (benefit)	25	18
Net income (loss)	$87	$54

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$87	$54
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(482)	79
Other-than-temporary impairments	7	2
Pension and other postretirement benefits liability	(1)	—
Other comprehensive income (loss), before tax	(476)	81
Income tax expense (benefit) related to items of other comprehensive income (loss)	(108)	28
Other comprehensive income (loss), after tax	(368)	53
Comprehensive income (loss)	$(281)	$107

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2018	$3	$2,730	$818	$30	$3,581
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	72	72
Adjustment for adoption of ASU 2016-01	—	—	(12)	12	—
Balance as of January 1, 2018 - As adjusted	3	2,730	806	114	3,653
Comprehensive income (loss):
Net income (loss)	—	—	—	87	87
Other comprehensive income (loss), after tax	—	—	(368)	—	(368)
Total comprehensive income (loss)					(281)
Balance as of March 31, 2018	$3	$2,730	$438	$201	$3,372

Balance as of January 1, 2017	$3	$2,994	$560	$(180)	$3,377
Comprehensive income (loss):
Net income (loss)	—	—	—	54	54
Other comprehensive income (loss), after tax	—	—	53	—	53
Total comprehensive income (loss)					107
Balance as of March 31, 2017	$3	$2,994	$613	$(126)	$3,484

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$320	$133
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	903	1,446
Equity securities	—	—
Mortgage loans on real estate	167	145
Limited partnerships/corporations	11	22
Acquisition of:
Fixed maturities	(1,217)	(891)
Equity securities	—	(2)
Mortgage loans on real estate	(148)	(636)
Limited partnerships/corporations	(17)	(30)
Derivatives, net	(15)	168
Policy loans, net	2	5
Short-term investments, net	(50)	29
Short-term loan to affiliate, net	80	(100)
Collateral received (delivered), net	23	(152)
Other investments, net	(22)	—
Net cash (used in) provided by investing activities	(283)	4
Cash Flows from Financing Activities:
Deposits received for investment contracts	816	680
Maturities and withdrawals from investment contracts	(782)	(792)
Settlements on deposit contracts	(15)	(17)
Net cash provided by (used in) financing activities	19	(129)
Net increase in cash and cash equivalents	56	8
Cash and cash equivalents, beginning of period	288	561
Cash and cash equivalents, end of period	$344	$569

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

Prior to May 2013, Voya Financial, Inc. ("Voya Financial"), together with its subsidiaries, including the Company was an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc., completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2018, its results of operations, comprehensive income, changes in shareholder's equity and statements of cash flows for the three months ended March 31, 2018 and 2017, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Significant Accounting Policies

Investments

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01 "Financial Instruments-Overall (ASC Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01") (See the Adoption of New Pronouncements section below). As a result, the Company measures its equity securities at fair value and recognizes any changes in fair value in net income. Prior to adoption, equity securities were designated as available-for-sale and reported at fair value with unrealized capital gains (losses) recorded in Accumulated other comprehensive income (loss) ("AOCI").

Recognition of Revenue

As of January 1, 2018, the Company changed its method for recognizing costs to obtain and fulfill certain financial services contracts upon the adoption of ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" ("ASU 2014-09"). (See the Adoption of New Pronouncements section below.)

Financial services revenue is disaggregated by type of service in the following table and represents approximately 13.7% of total revenue. For the three months ended March 31, 2018, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods.

Three Months Ended March 31, 2018
Service Line
Recordkeeping & administration	$28
Distribution & shareholder servicing	44
Total financial services revenue	$72

Receivables of $26 are included in Other assets on the Condensed Consolidated Balance Sheet as of March 31, 2018.

Financial Services Revenue
Revenue for various financial services is measured based on consideration specified in a contract with a customer and excludes any amounts collected on behalf of third parties. For recordkeeping and administration services, the Company recognizes revenue

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

as services are provided, generally over time. In addition, the Company may arrange for sub-advisory services for a customer under certain contracts. Revenue is recognized when the Company has satisfied a performance obligation by transferring control of a service to a customer. Contract terms are typically less than one year, and consideration is generally variable and due as services are rendered.

For distribution and shareholder servicing revenue, the Company provides distribution services at a point in time and shareholder services over time. Such revenue is recognized when the Company has satisfied a performance obligation and related consideration is received. Contract terms are less than one year, and consideration is variable. For distribution services, revenue may be recognized in periods subsequent to when the Company has satisfied a performance obligation, as a component of related consideration is constrained under certain contracts.

For a description of principal activities from which the Company generates revenue, see the Business section above for further information.

Revenue for various financial services is recorded in Fee income or Other revenue in the Condensed Consolidated Statements of Operations.

Contract Costs
Contract cost assets represent costs incurred to obtain or fulfill a contract that are expected to be recovered and, thus, have been capitalized and are subject to amortization. Capitalized contract costs include incremental costs of obtaining a contract and fulfillment costs that relate directly to a contract and generate or enhance resources of the Company that are used to satisfy performance obligations.

The Company defers (1) incremental commissions and variable compensation paid to the Company's direct sales force, consultant channel, and intermediary partners, as a result of obtaining certain financial services contracts and (2) account set-up expenses on certain recordkeeping contracts. The Company expenses as incurred deferrable contract costs for which the amortization period would be one year or less (based on the U.S. GAAP practical expedient) and other contract-related costs. The Company periodically reviews contract cost assets for impairment. Capitalized contract costs are included in Other assets on the Condensed Consolidated Balance Sheets, and costs expensed as incurred are included in Operating expenses in the Condensed Consolidated Statements of Operations.

As of March 31, 2018, contract cost assets were $91. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts, which typically range from 5 to 15 years. This method is consistent with the transfer of services to which the assets relate. For the three months ended March 31, 2018, amortization expense of $5 was recorded in Operating expenses in the Condensed Consolidated Statements of Operations. There was no impairment loss in relation to the contract costs capitalized.

Adoption of New Pronouncements

Derecognition of Nonfinancial Assets
In February 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (ASC Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance & Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which requires entities to apply certain recognition and measurement principles in ASU 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (see Revenue from Contracts with Customers below) when they derecognize nonfinancial assets and in substance nonfinancial assets through sale or transfer, and the counterparty is not a customer.

The provisions of ASU 2017-05 were adopted January 1, 2018 using the modified retrospective approach. The adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2016-15 were adopted on January 1, 2018 using the retrospective approach. The adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

Share-Based Compensation
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (ASC Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies the accounting for share-based payment award transactions with respect to:

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

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities. For the three months ended March 31, 2017, the Company had no excess tax benefits.

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

The Company adopted the provisions of ASU 2016-01 on January 1, 2018 using a modified retrospective approach, except for certain provisions that are required to be applied prospectively. The impact to the January 1, 2018 Condensed Consolidated Balance Sheets was a $12 increase, net of tax, to Retained earnings (deficit) with a corresponding decrease of $12, net of tax, to AOCI to recognize the unrealized gain associated with Equity securities. The provisions that required prospective adoption had no effect on the Company's financial condition, results of operations, or cash flows. Under previous guidance, prior to January 1, 2018, Equity securities were classified as available for sale with changes in fair value recognized in Other comprehensive income (loss).

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when, or as, the entity satisfies a performance obligation under the contract.

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

The Company adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption had no impact on revenue recognition. However, the adoption resulted in a $90 increase in Other assets to capitalize costs to obtain and fulfill certain financial services contracts. This adjustment was offset by a related $18 decrease in Deferred income taxes, resulting in a net $72 increase to Retained earnings (deficit) on the Condensed Consolidated Balance Sheet as of January 1, 2018. In addition, disclosures have been updated to reflect accounting policy changes made as a result of the implementation of ASU 2014-09. (See the Significant Accounting Policies section above.)

Comparative information has not been adjusted and continues to be reported under previous revenue recognition guidance. The following tables summarize the impacts of adopting the provisions of ASU 2014-09 for the three months ended March 31, 2018. For the three months ended March 31, 2018, adopting the provisions of ASU 2014-09 had no impact on Net cash provided by operating activities.

Condensed Consolidated Balance Sheet
March 31, 2018
	As reported	Adjustments	Balance without adoption of ASU 2014-09
Assets
Other assets	$173	$(91)	$82
Total assets	$108,106	$(91)	$108,015

Liabilities and Shareholder's Equity
Deferred income taxes	$117	$(19)	$98
Total liabilities	104,734	(19)	104,715

Shareholder's equity:
Retained earnings (deficit)	201	(72)	129
Total shareholder's equity	3,372	(72)	3,300
Total liabilities and shareholder's equity	$108,106	$(91)	$108,015

Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2018
	As reported	Adjustments		Balance without adoption of ASU 2014-09
Benefits and expenses:
Operating expenses	$108	$1		$109
Total benefits and expenses	412	1		413
Income (loss) before income taxes	112	(1)		111
Income tax expense (benefit)	25	—	*	25
Net income (loss)	$87	$(1)		$86
*Less than $1.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Reclassification of Certain Tax Effects
In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (ASC Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted Tax Cuts and Jobs Act of 2017 ("Tax Reform"). Stranded tax effects arise because U.S. GAAP requires that the impact of a change in tax laws or rates on deferred tax liabilities and assets be reported in net income, even if related to items recognized within accumulated other comprehensive income. The amount of the reclassification would be based on the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate, applied to deferred tax liabilities and assets reported within accumulated other comprehensive income.
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

The provisions of ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-12 is required to be reported using a modified retrospective approach, with the exception of the presentation and disclosure requirements which are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-12.

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

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2018:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$463	$90	$1	$—	$552	$—
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	841	26	8	—	859	—
U.S. corporate public securities	8,342	523	73	—	8,792	—
U.S. corporate private securities	3,387	86	78	—	3,395	—
Foreign corporate public securities and foreign governments(1)	2,601	126	31	—	2,696	—
Foreign corporate private securities(1)	3,223	101	48	—	3,276	—
Residential mortgage-backed securities:
Agency	1,876	54	32	5	1,903	—
Non-Agency	740	51	4	5	792	4
Total Residential mortgage-backed securities	2,616	105	36	10	2,695	4
Commercial mortgage-backed securities	1,570	18	21	—	1,567	—
Other asset-backed securities	839	9	2	—	846	1
Total fixed maturities, including securities pledged	23,882	1,084	298	10	24,678	5
Less: Securities pledged	776	66	9	—	833	—
Total fixed maturities	$23,106	$1,018	$289	$10	$23,845	$5
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
(4) Amount excludes $160 of net unrealized gains on impaired available-for-sale securities.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2018, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$566	$572
After one year through five years	4,392	4,498
After five years through ten years	6,029	6,072
After ten years	7,870	8,428
Mortgage-backed securities	4,186	4,262
Other asset-backed securities	839	846
Fixed maturities, including securities pledged	$23,882	$24,678

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2018 and December 31, 2017, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2018
Communications	$1,184	$82	$8	$1,258
Financial	2,717	117	22	2,812
Industrial and other companies	7,856	335	109	8,082
Energy	1,974	113	44	2,043
Utilities	2,775	142	35	2,882
Transportation	715	33	8	740
Total	$17,221	$822	$226	$17,817

December 31, 2017
Communications	$1,145	$114	$1	$1,258
Financial	2,750	185	4	2,931
Industrial and other companies	7,953	532	65	8,420
Energy	1,970	159	33	2,096
Utilities	2,725	216	11	2,930
Transportation	697	52	2	747
Total	$17,240	$1,258	$116	$18,382

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities and Equity Securities:
The Company's fixed maturities are currently designated as available-for-sale, except those accounted for using the FVO. Prior to the adoption of ASU 2016-01 as of January 1, 2018, equity securities were also designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in AOCI and presented net of related changes in Deferred policy acquisition costs ("DAC"), Value of business acquired ("VOBA") and Deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Condensed Consolidated Balance Sheets.
The Company has elected the FVO for certain of its fixed maturities to better match the measurement of assets and liabilities in the Condensed Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and reported at fair value with changes in the fair value recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2018 and December 31, 2017, approximately 50.5% and 52.1%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of March 31, 2018 and December 31, 2017, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2018 and December 31, 2017, the fair value of loaned securities was $646 and $799, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2018 and December 31, 2017, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $581 and $744, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, liabilities to return collateral of $581 and $744, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31,

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2018 and December 31, 2017, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $85 and $61, respectively.

The following table presents borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	March 31, 2018 (1)(2)	December 31, 2017 (1)(2)
U.S. Treasuries	$80	$177
U.S. corporate public securities	445	460
Foreign corporate public securities and foreign governments	141	168
Payables under securities loan agreements	$666	$805
(1) As of March 31, 2018 and December 31, 2017, borrowings under securities lending transactions include cash collateral of $581 and $744, respectively.
(2) As of March 31, 2018 and December 31, 2017, borrowings under securities lending transactions include non-cash collateral of $85 and $61, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $425 and $411 as of March 31, 2018 and December 31, 2017, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS that are accounted for under the FVO, for which changes in fair value are reflected in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2018:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$15	$—	$—	$—	$12	$1	$27	$1
State, municipalities and political subdivisions	183	2	17	1	89	5	289	8
U.S. corporate public securities	1,904	38	184	13	228	22	2,316	73
U.S. corporate private securities	932	17	146	8	475	53	1,553	78
Foreign corporate public securities and foreign governments	766	18	40	3	83	10	889	31
Foreign corporate private securities	711	13	70	21	166	14	947	48
Residential mortgage-backed	334	7	147	8	418	21	899	36
Commercial mortgage-backed	573	10	240	9	37	2	850	21
Other asset-backed	145	1	45	1	16	—	206	2
Total	$5,563	$106	$889	$64	$1,524	$128	$7,976	$298

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 92.3% and 95.4% of the average book value as of March 31, 2018 and December 31, 2017, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2018
Six months or less below amortized cost	$5,668	$89	$107	$28	1,139	9
More than six months and twelve months or less below amortized cost	901	1	44	—	181	1
More than twelve months below amortized cost	1,536	79	95	24	324	6
Total	$8,105	$169	$246	$52	1,644	16

December 31, 2017
Six months or less below amortized cost	$1,883	$67	$30	$38	433	7
More than six months and twelve months or less below amortized cost	128	7	4	2	37	1
More than twelve months below amortized cost	1,661	72	53	21	335	7
Total	$3,672	$146	$87	$61	805	15

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2018
U.S. Treasuries	$28	$—	$1	$—	6	—
State, municipalities and political subdivisions	297	—	8	—	167	—
U.S. corporate public securities	2,356	33	65	8	513	3
U.S. corporate private securities	1,564	67	57	21	176	2
Foreign corporate public securities and foreign governments	908	12	28	3	197	2
Foreign corporate private securities	939	56	28	20	101	5
Residential mortgage-backed	935	—	36	—	233	2
Commercial mortgage-backed	871	—	21	—	185	—
Other asset-backed	207	1	2	—	66	2
Total	$8,105	$169	$246	$52	1,644	16

December 31, 2017
U.S. Treasuries	$30	$—	$—	$—	6	—
State, municipalities and political subdivisions	130	—	4	—	96	—
U.S. corporate public securities	828	6	24	2	167	2
U.S. corporate private securities	743	66	18	20	71	2
Foreign corporate public securities and foreign governments	254	7	7	2	61	1
Foreign corporate private securities	288	66	8	37	35	6
Residential mortgage-backed	746	—	19	—	194	3
Commercial mortgage-backed	511	—	6	—	131	—
Other asset-backed	142	1	1	—	44	1
Total	$3,672	$146	$87	$61	805	15

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring. As of December 31, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post modification carrying value of $3.

As of March 31, 2018 and December 31, 2017, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	March 31, 2018			December 31, 2017
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$4,888	$4,892	$4	$4,907	$4,911
Collective valuation allowance for losses	—	(1)	(1)	N/A	(1)	(1)
Total net commercial mortgage loans	$4	$4,887	$4,891	$4	$4,906	$4,910
N/A- Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2018 and 2017.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2018	December 31, 2017
Collective valuation allowance for losses, balance at January 1	$1	$1
Addition to (reduction of) allowance for losses	—	—
Collective valuation allowance for losses, end of period	$1	$1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2018	December 31, 2017
Impaired loans without allowances for losses	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$6	$6

As of March 31, 2018 and December 31, 2017 the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2018 and December 31, 2017.

There were no loans 30 days or less in arrears, with respect to principal and interest as of March 31, 2018 and December 31, 2017.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Impaired loans, average investment during the period (amortized cost)(1)	$4	$5
Interest income recognized on impaired loans, on an accrual basis(1)	—	—
Interest income recognized on impaired loans, on a cash basis(1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
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

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2018 (1)	December 31, 2017 (1)
Loan-to-Value Ratio:
0% - 50%	$343	$341
>50% - 60%	1,291	1,256
>60% - 70%	2,971	3,042
>70% - 80%	276	262
>80% and above	11	10
Total Commercial mortgage loans	$4,892	$4,911
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2018 (1)	December 31, 2017 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,793	$3,902
>1.25x - 1.5x	355	340
>1.0x - 1.25x	645	600
Less than 1.0x	82	54
Commercial mortgage loans secured by land or construction loans	17	15
Total Commercial mortgage loans	$4,892	$4,911
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$987	20.2%	$985	20.1%
South Atlantic	996	20.3%	982	20.0%
Middle Atlantic	1,101	22.4%	1,097	22.4%
West South Central	544	11.1%	552	11.2%
Mountain	463	9.5%	457	9.3%
East North Central	454	9.3%	468	9.5%
New England	76	1.6%	77	1.6%
West North Central	229	4.7%	243	4.9%
East South Central	42	0.9%	50	1.0%
Total Commercial mortgage loans	$4,892	100.0%	$4,911	100.0%
(1) Balances do not include collective valuation allowance for losses.

	March 31, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,383	28.3%	$1,383	28.1%
Industrial	1,273	26.1%	1,326	27.0%
Apartments	951	19.4%	948	19.3%
Office	842	17.2%	829	16.9%
Hotel/Motel	178	3.6%	177	3.6%
Mixed Use	51	1.0%	52	1.1%
Other	214	4.4%	196	4.0%
Total Commercial mortgage loans	$4,892	100.0%	$4,911	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents mortgages by year of origination as of the dates indicated:

	March 31, 2018 (1)	December 31, 2017 (1)
Year of Origination:
2018	$137	$—
2017	1,073	1,086
2016	857	867
2015	700	703
2014	523	538
2013	638	644
2012 and prior	964	1,073
Total Commercial mortgage loans	$4,892	$4,911
(1) Balances do not include collective valuation allowance for losses.

Evaluating Securities for Other-Than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2018			2017
	Impairment		No. of Securities	Impairment		No. of Securities
Foreign corporate private securities(1)	$9		1	$—		—
Residential mortgage-backed	—	*	6	—	*	8
Total	$9		7	$—	*	8
(1) Primarily U.S. dollar denominated.
*Less than $1.

The above table includes $9 of write-downs related to credit impairments for the three months ended March 31, 2018 in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The above table includes immaterial write-downs related to credit impairments for the three months ended March 31, 2017. The remaining write-downs for the three months ended March 31, 2018 and March 31, 2017 related to intent impairments are immaterial.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Balance at January 1	$16	$9
Additional credit impairments:
On securities previously impaired	—	—
Reductions:
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	10	1
Balance at March 31	$6	$8

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Fixed maturities	$323	$326
Equity securities	1	1
Mortgage loans on real estate	53	51
Policy loans	2	3
Short-term investments and cash equivalents	1	—
Other	19	15
Gross investment income	399	396
Less: Investment expenses	17	17
Net investment income	$382	$379

As of March 31, 2018 and December 31, 2017, the Company had $1 and $3, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Upon the adoption of ASU 2016-01 as of January 1, 2018, realized capital gains (losses) also includes changes in fair value of equity securities.The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Fixed maturities, available-for-sale, including securities pledged	$(14)	$(19)
Fixed maturities, at fair value option	(99)	(59)
Equity securities	(2)	—
Derivatives	5	4
Embedded derivatives - fixed maturities	(2)	(1)
Guaranteed benefit derivatives	20	20
Other investments	5	—
Net realized capital gains (losses)	$(87)	$(55)
After-tax net realized capital gains (losses)	$(79)	$(36)

For the three months ended March 31, 2018, the change in fair value of equity securities still held as of March 31, 2018 was $(2).

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Proceeds on sales	$660	$1,077
Gross gains	4	5
Gross losses	7	18

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2018			December 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$35	$—	$—	$35	$—	$—
Foreign exchange contracts	569	1	77	533	—	52
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	17,188	133	16	18,769	117	20
Foreign exchange contracts	11	—	—	26	—	—
Equity contracts	144	6	5	154	9	7
Credit contracts	681	8	4	771	10	6
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	10	—	N/A	12	—
Within products	N/A	—	95	N/A	—	117
Within reinsurance agreements	N/A	—	(51)	N/A	—	(21)
Total		$158	$146		$148	$181
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2018 and December 31, 2017. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$681	$8	$4
Equity contracts	144	6	5
Foreign exchange contracts	580	1	77
Interest rate contracts	14,755	133	16
		148	102
Counterparty netting(1)		(38)	(38)
Cash collateral netting(1)		(106)	—
Securities collateral netting(1)		—	(64)
Net receivables/payables		$4	$—
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2018, the Company held $6 and $101 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2017, the Company held $11 and $74 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2018, the Company delivered $187 of securities and held no securities as collateral. As of December 31, 2017, the Company delivered $161 of securities and held no securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$—
Foreign exchange contracts	1	7
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	5	(3)
Foreign exchange contracts	(1)	(2)
Equity contracts	—	1
Credit contracts	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(2)	(2)
Within products(2)	20	20
Within reinsurance agreements(3)	29	(2)
Total	$52	$20
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018 and 2017, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of March 31, 2018, the fair values of credit default swaps of $8 and $4 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2017, the fair values of credit default swaps of $10 and $6 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, the maximum potential future exposure to the Company was $422 and $497, respectively, on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$494	$58	$—	$552
U.S. Government agencies and authorities	—	—	—	—
State, municipalities and political subdivisions	—	859	—	859
U.S. corporate public securities	—	8,777	15	8,792
U.S. corporate private securities	—	2,744	651	3,395
Foreign corporate public securities and foreign governments(1)	—	2,696	—	2,696
Foreign corporate private securities (1)	—	3,175	101	3,276
Residential mortgage-backed securities	—	2,622	73	2,695
Commercial mortgage-backed securities	—	1,567	—	1,567
Other asset-backed securities	—	720	126	846
Total fixed maturities, including securities pledged	494	23,218	966	24,678
Equity securities	10	—	48	58
Derivatives:
Interest rate contracts	—	133	—	133
Foreign exchange contracts	—	1	—	1
Equity contracts	—	6	—	6
Credit contracts	—	8	—	8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,010	—	—	1,010
Assets held in separate accounts	68,387	5,091	11	73,489
Total assets	$69,901	$28,457	$1,025	$99,383
Percentage of Level to Total	70%	29%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$18	$18
Stabilizer and MCGs	—	—	77	77
Other derivatives:
Interest rate contracts	—	16	—	16
Foreign exchange contracts	—	77	—	77
Equity contracts	—	5	—	5
Credit contracts	—	4	—	4
Embedded derivative on reinsurance	—	(51)	—	(51)
Total liabilities	$—	$51	$95	$146
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap ("OIS") rates. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure.  It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. Valuations for the Company's futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2018 and 2017. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$26	$—	$—	$—	$—	$(11)	$—	$—	$—	$15	$—
U.S. Corporate private securities	642	—	(15)	12	—	—	(2)	14	—	651	—
Foreign corporate private securities(1)	92	(9)	18	—	—	—	—	—	—	101	(9)
Residential mortgage-backed securities	21	(1)	—	58	—	—	—	—	(5)	73	(2)
Commercial mortgage-backed securities	7	—	—	—	—	—	—	—	(7)	—	—
Other asset-backed securities	43	—	—	100	—	—	(1)	—	(16)	126	—
Total fixed maturities, including securities pledged	831	(10)	3	170	—	(11)	(3)	14	(28)	966	(11)
Equity securities	50	(2)	—	—	—	—	—	—	—	48	(2)
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(97)	21	—	—	(1)	—	—	—	—	(77)	—
FIA(2)	(20)	(1)	—	—	1	—	2	—	—	(18)	—
Assets held in separate accounts(5)	11	—	—	—	—	—	—	—	—	11	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$7	$—	$—	$5	$—	$—	$(1)	$19	$—	$30	$—
U.S. Corporate private securities	525	—	—	37	—	—	(1)	4	—	565	—
Foreign corporate private securities(1)	154	—	(1)	18	—	—	(10)	—	—	161	—
Residential mortgage-backed securities	21	(1)	(1)	10	—	—	—	1	—	30	(1)
Commercial mortgage-backed securities	10	—	—	—	—	—	(1)	—	(3)	6	—
Other asset-backed securities	27	—	1	10	—	—	—	—	(15)	23	—
Total fixed maturities, including securities pledged	744	(1)	(1)	80	—	—	(13)	24	(18)	815	(1)
Equity securities, available-for-sale	48	—	—	2	—	—	—	—	—	50	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(151)	21	—	—	(1)	—	—	—	—	(131)	—
FIA(2)	(23)	(1)	—	—	—	—	1	—	—	(23)	—
Assets held in separate accounts(5)	6	—	—	5	—	—	—	2	—	13	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2018 and 2017, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

Significant Unobservable Inputs

The Company's Level 3 fair value measurements of its fixed maturities, equity securities and equity and credit derivative contracts are primarily based on broker quotes for which the quantitative detail of the unobservable inputs is neither provided nor reasonably corroborated, thus negating the ability to perform a sensitivity analysis. The Company performs a review of broker quotes by performing a monthly price variance comparison and back tests broker quotes to recent trade prices.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2018:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 6.5%
Nonperformance risk	0.07% to 1.1%		0.07% to 1.1%
Actuarial Assumptions:
Partial Withdrawals	0% to 7%		—
Lapses	0% to 42%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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
(3) Stabilizer contracts with recordkeeping agreements have different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	92%	0-25%	0-15%	0-30%	0-15%
Stabilizer with Recordkeeping Agreements	8%	0-50%	0-30%	0-50%	0-25%
Aggregate of all plans	100%	0-50%	0-30%	0-50%	0-25%
(4) Measured as a percentage of assets under management or assets under administration.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2017:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 6.3%
Nonperformance risk	0.02% to 1.1%		0.02% to 1.1%
Actuarial Assumptions:
Partial Withdrawals	0.5% to 7%		—
Lapses	0% to 42%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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

Other Financial Instruments

The following disclosures are made in accordance with the requirements of ASC Topic 825 which requires disclosure of fair value information about financial instruments, whether or not recognized at fair value on the Condensed Consolidated Balance Sheets.

ASC Topic 825 excludes certain financial instruments, including insurance contracts and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$24,678	$24,678	$25,042	$25,042
Equity securities	58	58	60	60
Mortgage loans on real estate	4,891	4,885	4,910	4,924
Policy loans	212	212	214	214
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,010	1,010	1,078	1,078
Derivatives	148	148	136	136
Notes receivable from affiliate	175	215	175	222
Short-term loan to affiliate	—	—	80	80
Other Investments	22	22	—	—
Assets held in separate accounts	73,489	73,489	73,036	73,036
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	25,599	28,720	25,314	29,431
Funding agreements with fixed maturities	225	230	—	—
Supplementary contracts, immediate annuities and other	357	403	365	418
Deposit liabilities	77	122	135	198
Derivatives:
Guaranteed benefit derivatives:
FIA	18	18	20	20
Stabilizer and MCGs	77	77	97	97
Other derivatives	102	102	85	85
Long-term debt	4	4	5	5
Embedded derivatives on reinsurance	(51)	(51)	(21)	(21)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Notes receivable from affiliates	Level 2
Short-term loan to affiliate	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts, immediate annuities and other	Level 3
Deposit liabilities	Level 3
Long-term debt	Level 2

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2018
	DAC	VOBA		Total
Balance as of January 1, 2018	$385	$367		$752
Deferrals of commissions and expenses	15	2		17
Amortization:
Amortization, excluding unlocking	(18)	(20)		(38)
Unlocking (1)	(29)	(17)		(46)
Interest accrued	9	10	(2)	19
Net amortization included in the Condensed Consolidated Statements of Operations	(38)	(27)		(65)
Change due to unrealized capital gains/losses on available-for-sale securities	85	108		193
Balance as of March 31, 2018	$447	$450		$897

	2017
	DAC	VOBA		Total
Balance as of January 1, 2017	$476	$537		$1,013
Deferrals of commissions and expenses	21	1		22
Amortization:
Amortization, excluding unlocking	(17)	(20)		(37)
Unlocking (1)	1	13		14
Interest accrued	9	12	(2)	21
Net amortization included in the Condensed Consolidated Statements of Operations	(7)	5		(2)
Change due to unrealized capital gains/losses on available-for-sale securities	(14)	(19)		(33)
Balance as of March 31, 2017	$476	$524		$1,000
(1) DAC/VOBA unlocking includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Additionally, the 2018 amounts include unfavorable unlocking of DAC and VOBA of $43, associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions.
(2) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2018 and 2017.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	March 31,
	2018	2017
Fixed maturities, net of OTTI	$786	$997
Equity securities	—	16
Derivatives	93	185
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(240)	(357)
Premium deficiency reserve adjustment	(82)	(94)
Other	—	—
Unrealized capital gains (losses), before tax	557	747
Deferred income tax asset (liability)	(123)	(139)
Unrealized capital gains (losses), after tax	434	608
Pension and other postretirement benefits liability, net of tax	4	5
AOCI	$438	$613

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2018
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(687)		$153	(4)	$(534)
Equity securities	—	(3)	—		—
Other	(5)		1		(4)
OTTI	7		(1)		6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	14		(3)		11
DAC/VOBA and Sales inducements	194	(1)	(41)		153
Premium deficiency reserve adjustment	33		(7)		26
Change in unrealized gains/losses on available-for-sale securities	(444)		102		(342)

Derivatives:
Derivatives	(25)	(2)	5		(20)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1		(5)
Change in unrealized gains/losses on derivatives	(31)		6		(25)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—		(1)
Change in pension and other postretirement benefits liability	(1)		—		(1)
Change in Other comprehensive income (loss)	$(476)		$108		$(368)

(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(3) Balance reclassified to Retained earnings due to adoption of ASU 2016-01.
(4) Amount includes $11 valuation allowance. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$113		$(39)	$74
Equity securities	—		—	—
Other	—		—	—
OTTI	2		(1)	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	19		(7)	12
DAC/VOBA and Sales inducements	(33)	(1)	12	(21)
Premium deficiency reserve adjustment	(5)		2	(3)
Change in unrealized gains/losses on available-for-sale securities	96		(33)	63

Derivatives:
Derivatives	(9)	(2)	3	(6)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		2	(4)
Change in unrealized gains/losses on derivatives	(15)		5	(10)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Other comprehensive income (loss)	$81		$(28)	$53

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
In reliance on SAB 118 in 2017, the Company provisionally remeasured its deferred tax assets and liabilities based on the 21% tax rate at which they are expected to reverse in the future. For the three months ended March 31, 2018, the Company adjusted its provisional estimate related to its calculation of tax reserves. The Company continues to analyze the effects of Tax Reform and will record adjustments and additional impacts from Tax Reform as they are identified during the measurement period as provided for in SAB 118.

The Company's effective tax rate for the three months ended March 31, 2018 was 22.0%. The effective tax rate differed from the statutory rate of 21% for the three months ended March 31, 2018 primarily due to the intraperiod tax allocation of the valuation allowance related to realized capital losses, partially offset by the benefit of the dividends received deduction ("DRD").

The Company's effective tax rate for the three months ended March 31, 2017 was 25.2%. The effective tax rate differed from the statutory rate of 35% for the three months ended March 31, 2017 primarily due to the effect of the DRD.

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

Under this agreement, the Company incurred immaterial interest expense and earned immaterial interest income for the three months ended March 31, 2018 and 2017. As of March 31, 2018, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. As of December 31, 2017, the Company had an outstanding receivable of $80 and no outstanding payable.

For information on the Company's additional financing agreements, see the Financing Agreements Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of March 31, 2018, the Company had off-balance sheet commitments to acquire mortgage loans of $129 and purchase limited partnerships and private placement investments of $590.

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

	March 31, 2018	December 31, 2017
Fixed maturity collateral pledged to FHLB(1)	$272	$—
FHLB restricted stock(2)	23	—
Other fixed maturities-state deposits	13	13
Cash and cash equivalents	5	5
Securities pledged(3)	833	960
Total restricted assets	$1,146	$978
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $646 and $799 as of March 31, 2018 and December 31, 2017, respectively. In addition, as of March 31, 2018 and December 31, 2017, the Company delivered securities as collateral of $187 and $161, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston (“FHLB”). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2018, the Company had $225 in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2018 assets with a market value of approximately $272 collateralized

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

Subsequent to March 31, 2018, the Company issued an additional $275 of funding agreements to the FHLB and pledged assets as required collateral.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

Litigation also includes Goetz v. Voya Financial and Voya Retirement Insurance and Annuity Company (USDC District of Delaware, No. 1:17-cv-1289) (filed September 8, 2017), a putative class action in which plaintiff, a participant in a 401(k) plan, seeks to represent other participants in the plan as well as a class of similarly situated plans that “contract with [Voya] for recordkeeping and other services.” Plaintiff alleges that “Voya” breached its fiduciary duty to the plan and other plan participants by charging unreasonable and excessive recordkeeping fees, and that “Voya” distributed materially false and misleading 404a-5 administrative and fund fee disclosures to conceal its excessive fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. Plaintiff filed an amended complaint on January 4, 2018, and the Company filed a motion to dismiss the amended complaint of February 8, 2018.

10.    Related Party Transactions

Operating Agreements

Prior to May 1, 2017, DSL was the investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company’s variable insurance products. Consequently, DSL was party to various intercompany management and revenue sharing agreements, whereby DSL earned revenues and incurred expenses associated with these intercompany agreements. Effective May 1, 2017, Voya Investments, LLC, ("VIL") an affiliate, was appointed as investment adviser to these U.S. registered investment companies and DSL no longer provides these advisory and certain other related services to its affiliates. While this change has an impact on the Company’s and DSL’s total revenues and total expenses, the net impact on the Company’s Net income (loss) is expected to be insignificant.

For the three months ended March 31, 2018 and 2017, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K and reflecting changes to certain of these operating agreements described above were $86 and $148, respectively. For the three months ended March 31, 2018 and 2017, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $210 and $201, respectively.

Reinsurance Agreements

Effective January 1, 2018, the Company recaptured its coinsurance agreement with Langhorne I, LLC (“Langhorne”) to manage the reserve and capital requirements in connection with a portion of its Stabilizer and Managed Custody Guarantee, which resulted in the Company recording a $74 pre-tax gain on recapture of reinsured business that was reported in Operating expenses in the Condensed Consolidated Statement of Operations. This agreement was accounted for under the deposit method.

As of March 31, 2018 and December 31, 2017, the Company had deposit assets of $37 and $63, respectively, and deposit liabilities of $77 and $135, respectively. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. For further information, see the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

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

The following discussion and analysis presents a review of our results of operations for the three months ended March 31, 2018 and 2017 and financial condition as of March 31, 2018 and December 31, 2017. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report on Form 10-K").

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

On December 20, 2017, VRIACs ultimate parent, Voya Financial, Inc ("Voya Financial"), entered into a Master Transaction Agreement ("MTA") with VA Capital Company LLC ("VA Capital"), and Athene Holding Ltd. ("Athene"), pursuant to which VA Capital's wholly owned subsidiary Venerable Holdings, Inc. ("Venerable") will acquire certain of Voya Financial's assets, including all of the shares of the capital stock of Voya Insurance and Annuity Company ("VIAC"), our Iowa-domiciled insurance affiliate, as well as the membership interests of DSL, our broker-dealer subsidiary (collectively the "Transaction"). The Transaction is expected to close in the second or third quarter of 2018, subject to conditions specified in the MTA, including receipt of required regulatory approvals and other conditions. The purchase price for DSL is expected to approximate its carrying value.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform") was signed into law. Tax Reform significantly revised U.S. federal corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and changing various provisions of the Federal tax code that impact life insurance companies.

For more information on Tax Reform, see Critical Accounting Judgments and Estimates in Part II, Item 7. of our Annual Report on Form 10-K and the Income Taxes Note in Part I, Item I. of this Quarterly Report on Form 10-Q.

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

We derive our revenue mainly from (a) investment income earned on investments, (b) Fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (c) Premiums, (d) realized capital gains (losses) on investments and changes in fair value of embedded derivatives on product guarantees, and (e) Other revenue which includes certain other fees. Our Benefits and expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) Operating expenses, which include expenses related to the selling and servicing of the various products offered by us and other general business expenses and (c) amortization of DAC and VOBA. In addition, we collect broker-dealer commission revenues through our subsidiaries, DSL and VFP, which are, in turn, paid to broker-dealers and expensed.

We have one operating segment.

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above- market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC and VOBA amortization rate and operating earnings over time. The GMIR initiative unlocking recorded in 2017 reflected management’s best estimate of consent acceptances expected during 2017 and subsequent years related to this initiative. During the first quarter of 2018, we have updated our assumptions related to the GMIR initiative to reflect higher expected consents based on company experience. This update resulted in unfavorable unlocking of $43 million recorded in Net amortization of DAC and VOBA in the Condensed Consolidated Statements of Operations.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC/VOBA and other intangibles balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC/VOBA and other intangibles, reserves and the related results of operations.

During the first quarter of 2018, we have updated our assumptions related to the GMIR initiative to reflect higher expected consents based on favorable company experience. This update resulted in unfavorable unlocking of $43 million recorded in Net amortization of DAC and VOBA in the Condensed Consolidated Financial Statements. See the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part 1., Item 2., of this Quarterly Report on Form 10-Q for further information.

Income Taxes

Changes in Law

Certain changes or future events, such as changes in tax legislation, completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates of valuation allowances, deferred taxes, tax provisions and effective tax rates.

As discussed in the Income Taxes Note to the Accompanying Condensed Consolidated Financial Statements, Tax Reform makes broad changes to U.S. federal tax law. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows us to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.
We have relied on SAB 118 to determine the impact of Tax Reform on our net deferred tax asset position as of December 31, 2017. Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforwards. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies.
Pursuant to SAB 118, we estimate that Tax Reform resulted in a one-time decrease in our net deferred tax liability position of $116 million as of December 31, 2017. This decrease is substantially due to the remeasurement of our deferred tax assets and liabilities at 21%, the new federal corporate income tax rate at which the deferred tax assets and liabilities are expected to reverse in the future. This estimate includes the effect of a reduction in our deferred tax liability associated with accumulated other comprehensive income ("AOCI"). The Financial Accounting Standards Board ("FASB") issued guidance in February 2018 that allows reclassification of the reduction in the deferred tax liability associated with AOCI from retained earnings to AOCI. We are currently evaluating this new guidance, which is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. See the Business, Basis of Presentation and Significant Accounting Policies Note, "Future Adoption of Accounting Pronouncements" section, in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information.
We continue to analyze the effects of Tax Reform and will record adjustments and additional impacts as they are identified during the measurement period. For the three months ended March 31, 2018, we have recorded adjustments to our provisional estimate. The final impact to our deferred taxes could differ materially from our provisional estimates as a result of future clarifications in, or guidance related to, Tax Reform.

Our effective tax rate for the three months ended March 31, 2018 was 22.0%. The effective tax rate differed from the statutory rate of 21% for the three months ended March 31, 2018 primarily due to the intraperiod tax allocation of the valuation allowance related to realized capital losses, partially offset by the benefit of the dividends received deduction ("DRD").

Our effective tax rate for the three months ended March 31, 2017 was 25.2%. The effective tax rate differed from the statutory rate of 35% for the three months ended March 31, 2017 primarily due to the effect of the DRD.

Results of Operations

($ in millions)	Three Months Ended March 31,
	2018	2017
Revenues:
Net investment income	$382	$379
Fee income	174	190
Premiums	14	15
Broker-dealer commission revenue	41	44
Net realized capital gains (losses):
Total other-than-temporary impairments	(9)	—
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—
Net other-than-temporary impairments recognized in earnings	(9)	—
Other net realized capital gains (losses)	(78)	(55)
Total net realized capital gains (losses)	(87)	(55)
Total revenues	524	573
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	198	235
Operating expenses	108	220
Broker-dealer commission expense	41	44
Net amortization of Deferred policy acquisition costs and Value of business acquired	65	2
Total benefits and expenses	412	501
Income (loss) before income taxes	112	72
Income tax expense (benefit)	25	18
Net income (loss)	$87	$54

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Net income (loss) increased by $33 million from income of $54 million to $87 million primarily due to:

•	lower Operating expenses; and

•	lower Interest credited and other benefits to contract owners/policyholders.

The increase was partially offset by:

•	higher Net amortization of DAC and VOBA;

•	higher Net realized capital losses;

•	lower Fee income; and

•	higher Income tax expense.

Revenues

Total revenues decreased $49 million from $573 million to $524 million primarily due to:

•	higher Net realized capital losses; and

•	lower Fee income.

Fee income decreased $16 million from $190 million to $174 million primarily due to:

60

•
lower investment advisory fees, resulting from changes to the investment advisory relationship with affiliates (See the Related Party Transactions note to the Condensed Consolidated Financial Statements in Part 1, Item 1. of this Quarterly Report on Form 10-Q for further detail); and

•	the shift in business mix.

The decrease was partially offset by:

•	an increase in the separate account and institutional/mutual fund assets under management ("AUM") driven by equity market improvements.

Total net realized capital losses increased $32 million from $55 million to $87 million primarily due to:

•	unfavorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes.

The decrease was partially offset by:

•	the disposal of fixed maturities including securities pledged.

Benefits and Expenses

Total benefits and expenses decreased $89 million from $501 million to $412 million primarily due to:

•	lower Operating expenses; and

•	lower Interest credited and other benefits to contract owners/policyholders.

The decrease was partially offset by:

•	higher Net amortization of DAC and VOBA.

Interest credited and other benefits to contract owners/policyholders decreased $37 million from $235 million to $198 million primarily due to:

•	favorable changes in the fair value of the embedded derivative on reinsurance.

Operating expenses decreased $112 million from $220 million to $108 million primarily due to:

•
a gain on the recapture of the Langhorne coinsurance agreement during the current period. See the Related Party Transactions Note to the Condensed Consolidated Financial Statements in Part 1, Item 1. of this Quarterly Report on Form 10-Q for further detail;

•	lower investment advisory expenses, resulting from changes to the investment advisory relationship with affiliate, reference above;

•	lower employee related expenses; and

•	lower technology costs.

Net amortization of DAC and VOBA increased $63 million from $2 million to $65 million primarily due to:

•	unfavorable unlocking driven by an update to the assumption related to GMIR provisions of certain fixed option retirement plan contracts.

Income tax expense increased $7 million from $18 million to $25 million primarily due to:

•	the valuation allowance in the current period; and

•	higher income before income taxes.

The increase was partially offset by:

•	the impact of the lower federal corporate tax rate due to Tax Reform.

Financial Condition

Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2018		December 31, 2017
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$22,912	75.1%	$23,141	75.1%
Fixed maturities, at fair value using the fair value option	933	3.1%	941	3.1%
Equity securities, at fair value	58	0.2%	60	0.2%
Short-term investments(1)	75	0.2%	25	0.1%
Mortgage loans on real estate	4,891	16.0%	4,910	15.9%
Policy loans	212	0.7%	214	0.7%
Limited partnerships/corporations	425	1.4%	411	1.3%
Derivatives	148	0.5%	136	0.5%
Securities pledged	833	2.7%	960	3.1%
Other investments	22	0.1%	—	—%
Total investments	$30,509	100.0%	$30,798	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	March 31, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$463	1.9%	$552	2.2%
U.S. Government agencies and authorities	—	—%	—	—%
State, municipalities, and political subdivisions	841	3.5%	859	3.5%
U.S. corporate public securities	8,342	34.9%	8,792	35.7%
U.S. corporate private securities	3,387	14.2%	3,395	13.8%
Foreign corporate public securities and foreign governments(1)	2,601	10.9%	2,696	10.9%
Foreign corporate private securities(1)	3,223	13.5%	3,276	13.3%
Residential mortgage-backed securities	2,616	11.0%	2,695	10.9%
Commercial mortgage-backed securities	1,570	6.6%	1,567	6.3%
Other asset-backed securities	839	3.5%	846	3.4%
Total fixed maturities, including securities pledged	$23,882	100.0%	$24,678	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$547	2.3%	$656	2.6%
U.S. Government agencies and authorities	3	—%	3	—%
State, municipalities, and political subdivisions	842	3.6%	878	3.5%
U.S. corporate public securities	8,476	35.9%	9,236	36.9%
U.S. corporate private securities	3,387	14.4%	3,497	14.0%
Foreign corporate public securities and foreign governments(1)	2,594	11.0%	2,777	11.1%
Foreign corporate private securities(1)	3,105	13.2%	3,215	12.8%
Residential mortgage-backed securities	2,517	10.7%	2,629	10.5%
Commercial mortgage-backed securities	1,437	6.1%	1,470	5.9%
Other asset-backed securities	671	2.8%	681	2.7%
Total fixed maturities, including securities pledged	$23,579	100.0%	$25,042	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2018, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.5 and 8.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$552	$—	$—	$—	$—	$—	$552
U.S. Government agencies and authorities	—	—	—	—	—	—	—
State, municipalities and political subdivisions	805	53	—	—	—	1	859
U.S. corporate public securities	4,195	4,050	404	141	2	—	8,792
U.S. corporate private securities	1,454	1,798	63	74	6	—	3,395
Foreign corporate public securities and foreign governments(1)	1,275	1,221	173	24	3	—	2,696
Foreign corporate private securities(1)	446	2,504	289	20	17	—	3,276
Residential mortgage-backed securities	2,593	58	1	8	3	32	2,695
Commercial mortgage-backed securities	1,550	17	—	—	—	—	1,567
Other asset-backed securities	740	86	9	2	—	9	846
Total fixed maturities	$13,610	$9,787	$939	$269	$31	$42	$24,678
% of Fair Value	55.1%	39.7%	3.8%	1.1%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$656	$—	$—	$—	$—	$—	$656
U.S. Government agencies and authorities	3	—	—	—	—	—	3
State, municipalities and political subdivisions	824	53	—	—	—	1	878
U.S. corporate public securities	4,560	4,148	395	131	2	—	9,236
U.S. corporate private securities	1,497	1,862	68	70	—	—	3,497
Foreign corporate public securities and foreign governments(1)	1,238	1,300	211	25	3	—	2,777
Foreign corporate private securities(1)	492	2,398	301	20	1	3	3,215
Residential mortgage-backed securities	2,564	23	1	—	4	37	2,629
Commercial mortgage-backed securities	1,453	17	—	—	—	—	1,470
Other asset-backed securities	580	83	9	2	—	7	681
Total fixed maturities	$13,867	$9,884	$985	$248	$10	$48	$25,042
% of Fair Value	55.4%	39.5%	3.9%	1.0%	—%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$552	$—	$—	$—	$—	$552
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	82	517	206	53	1	859
U.S. corporate public securities	100	443	3,653	4,050	546	8,792
U.S. corporate private securities	103	134	1,308	1,696	154	3,395
Foreign corporate public securities and foreign governments(1)	32	238	1,005	1,219	202	2,696
Foreign corporate private securities(1)	—	—	532	2,567	177	3,276
Residential mortgage-backed securities	2,011	20	47	93	524	2,695
Commercial mortgage-backed securities	1,067	123	169	154	54	1,567
Other asset-backed securities	463	118	117	106	42	846
Total fixed maturities	$4,410	$1,593	$7,037	$9,938	$1,700	$24,678
% of Fair Value	17.9%	6.5%	28.5%	40.2%	6.9%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$656	$—	$—	$—	$—	$656
U.S. Government agencies and authorities	3	—	—	—	—	3
State, municipalities and political subdivisions	84	540	200	53	1	878
U.S. corporate public securities	104	471	3,985	4,148	528	9,236
U.S. corporate private securities	104	136	1,363	1,721	173	3,497
Foreign corporate public securities and foreign governments(1)	32	258	948	1,300	239	2,777
Foreign corporate private securities(1)	—	—	533	2,536	146	3,215
Residential mortgage-backed securities	2,001	15	48	24	541	2,629
Commercial mortgage-backed securities	1,126	83	142	92	27	1,470
Other asset-backed securities	378	90	67	104	42	681
Total fixed maturities	$4,488	$1,593	$7,286	$9,978	$1,697	$25,042
% of Fair Value	17.9%	6.4%	29.1%	39.8%	6.8%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $150 million from $148 million to $298 million for the three months ended March 31, 2018. The increase in gross unrealized losses was primarily due to rising interest rates.

As of March 31, 2018, we held one fixed maturity with unrealized capital losses in excess of $10 million. As of March 31, 2018, the unrealized capital losses on this fixed maturity equaled $15 million, or 5.0% of the total unrealized losses. As of December 31, 2017, we held three fixed maturities with unrealized capital losses in excess of $10 million. As of December 31, 2017, the unrealized capital losses on these fixed maturities equaled $37 million, or 25.0% of the total unrealized losses.

As of March 31, 2018, we had $2.0 billion of energy sector fixed maturity securities, constituting 8.3% of the total fixed maturities portfolio, with gross unrealized capital losses of $44 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $15 million. As of March 31, 2018, our fixed maturity exposure to the energy sector is comprised of 85.7% investment grade securities.

As of December 31, 2017, we held $2.1 billion of energy sector fixed maturity securities, constituting 8.4% of the total fixed maturities portfolio, with gross unrealized capital losses of $33 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $14 million. As of December 31, 2017, our fixed maturity exposure to the energy sector is comprised of 84.7% investment grade securities.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to reflect a housing market entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing.  Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. More broadly, home prices have moved steadily higher, further supporting bond payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, have stabilized at sustainable levels, when measured on a nationwide basis. Despite the rise in mortgage rates experienced during the first quarter, this backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2018, the fair value and amortized cost related to our exposure to subprime mortgage-backed securities totaled $40 million and $36 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to subprime mortgage-backed securities were immaterial. As of December 31, 2017, the fair value and amortized cost related to our exposure to subprime mortgage-backed securities totaled $44 million and $39 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to subprime mortgage-backed securities were immaterial.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of March 31, 2018, the fair value and amortized cost related to our exposure to Alt-A RMBS totaled $52 million and $41 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to Alt-A RMBS were immaterial. As of December 31, 2017, the fair value and amortized cost related to our exposure to Alt-A RMBS totaled $55 million and $43 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to Alt-A RMBS were immaterial.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. The steep pace of increases observed in this time frame relented, and the percentage of delinquent loans has generally declined since, with any increases relatively short-lived. Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS. As a result, the new issuance market for CMBS slowed considerably during the first half of 2016 before normalizing to end the year. Spread performance somewhat mirrored these new issuance trends: volatile in the first half of 2016, signs of increased liquidity and more general stability in credit spreads have been observed since. Since, performance of CMBS can be best characterized by issuance stability and liquid market conditions, fostering relatively prolific new issuance volumes, although the mix (agency versus private label and, within private label, SASB versus conduit) has continued to evolve.  This backdrop allowed for general success in the refinancing of the final large maturing loan populations from pre-crisis originated commercial mortgage loans, done in 2007.

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

As of March 31, 2018, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $821 million, $819 million and $2 million, respectively. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $652 million, $648 million and $1 million, respectively.

As of March 31, 2018, Other ABS was broadly diversified both by type and issuer with nonconsolidated collateralized loan obligations ("CLOs") and automobile receivables, comprising 69.9% and 0.6%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 2.5%, 61.6% and 4.5%, respectively, of total Other ABS, excluding subprime exposure.

Mortgage Loans on Real Estate

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be other-than-temporarily impaired ("OTTI") (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

As of March 31, 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 61.8%. As of December 31, 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.8%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

As of March 31, 2018, the Company's total European exposure had an amortized cost and fair value of $2,900 million and $2,987 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $243 million, which includes non-financial institutions exposure in Ireland of $76 million, in Italy of $91 million, and in Spain of $60 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2.7 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2018, our non-peripheral sovereign exposure was $116 million, which consisted of fixed maturities. We also had $387 million in net exposure to non-peripheral financial institutions with a concentration in France of $56 million, The Netherlands of $45 million, Switzerland of $81 million and the United Kingdom of $187 million. The balance of $2.2 billion was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,396 million, in The Netherlands of $318 million, in Belgium of $164 million, in France of $125 million, in Germany of $209 million, in Switzerland of $208 million and in Russia of $64 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity Management

Our principal available sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, contract deposits, securities lending and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest credits, investment purchases and contract maturities, withdrawals and surrenders and payment of dividends.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of March 31, 2018, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. As of December 31, 2017, we had an outstanding receivable of $80 million and no outstanding payable. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 50.9% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2018, VRIAC had securities lending collateral assets of $556 million, which represents approximately 0.5% of its general account statutory admitted assets. As of December 31, 2017, VRIAC had securities lending collateral assets of $733 million, which represents approximately 0.7% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2018 and 2017, VRIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2018 and 2017, VRIAC did not pay a dividend or return of capital on its common stock to its Parent.

On March 28, 2018, VFP paid a $20 million dividend to VRIAC, its Parent. During the three months ended March 31, 2017, VFP paid dividends of $20 million to VRIAC.

On May 3, 2018, VRIAC declared an ordinary dividend in the amount of $126 million, payable on or after May 25, 2018.

Prior to the close of the Transaction, DSL is expected to pay a dividend of approximately $49 million to VRIAC.

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

There were no ratings actions, affirmations or outlook changes by S&P, Fitch, Moody’s or A.M. Best from December 31, 2017 through March 31, 2018 and subsequently through the date of this Quarterly Report on Form 10-Q .

Reinsurance

Effective January 1, 2018, we recaptured our coinsurance agreement with Langhorne I, LLC (“Langhorne”) to manage the reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee, which resulted in us recording a $74 million pre-tax gain on recapture of reinsured business that was reported in Operating expenses in the Condensed Consolidated Statement of Operations.

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

Legislative and Regulatory Developments

In April 2018, the SEC published a proposed rule that would, among other things, apply a heightened “best interest” standard to broker-dealers and their associated persons when they make securities investment recommendations to retail customers. If the SEC finalizes this rule other federal regulators (including the Department of Labor ("DOL")) and state regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. The DOL recently implemented a rule that broadened the definition of “fiduciary” (among other things) in the context of ERISA and IRA assets, but this rule was vacated in its entirety by the U.S. Court of Appeals for the Fifth Circuit in March 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report on Form 10-K") filed with the Securities and Exchange Commission. In addition, please see "Management’s Narrative Analysis of the Results of Operations and Financial Condition" herein and in the Annual Report herein and in the Annual Report on Form 10-K.

Item 6.    Exhibits

See Exhibit Index on page 76 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2018			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neill
Francis G. O'Neill
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Voya Retirement Insurance and Annuity Company ("VRIAC")

Exhibit Index
Exhibit Number	Description of Exhibit
10.1+	Account Control Agreement, dated as of February 8, 2018, among VRIAC, Federal Home Loan Bank of Boston, and The Bank of New York Mellon.
10.2+	Agreement for Advances, Collateral, Pledge and Security Agreement, effective as of February 8, 2018, by and between VRIAC and the Federal Home Loan Bank of Boston.
31.1+	Certificate of Francis G. O'Neill pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Francis G. O'Neill pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

