Form 10-Q
period 2018-06-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2018-08-09
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 8, 2018, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended June 30, 2018

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities; and (xi) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of Venerable (as defined below), including the transition services on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 033-23376) (the "Annual Report on Form 10-K").

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
Condensed Consolidated Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,190 as of 2018 and $21,774 as of 2017)	$22,572	$23,141
Fixed maturities, at fair value using the fair value option	1,171	941
Equity securities, at fair value (cost of $48 as of 2018 and $45 as of 2017)	63	60
Short-term investments	1	25
Mortgage loans on real estate, net of valuation allowance of $1 as of 2018 and 2017	5,002	4,910
Policy loans	212	214
Limited partnerships/corporations	568	411
Derivatives	163	136
Securities pledged (amortized cost of $853 as of 2018 and $864 as of 2017)	907	960
Other investments	39	—
Total investments	30,698	30,798
Cash and cash equivalents	200	288
Short-term investments under securities loan agreements, including collateral delivered	724	765
Accrued investment income	311	304
Premiums receivable and reinsurance recoverable	1,455	1,496
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,001	766
Notes receivable from affiliate	—	175
Short-term loan to affiliate	—	80
Due from affiliates	60	60
Property and equipment	63	64
Other assets	171	140
Assets held in separate accounts	74,181	73,036
Total assets	$108,864	$107,972

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	June 30, 2018	December 31, 2017
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$30,183	$29,669
Payable for securities purchased	22	79
Payables under securities loan agreements, including collateral held	844	845
Short-term debt	1	—
Long-term debt	4	5
Due to affiliates	64	61
Derivatives	70	85
Current income tax payable to Parent	13	23
Deferred income taxes	62	187
Other liabilities	254	401
Liabilities related to separate accounts	74,181	73,036
Total liabilities	105,698	104,391

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2018 and 2017; $50 par value per share)	3	3
Additional paid-in capital	2,729	2,730
Accumulated other comprehensive income (loss)	260	818
Retained earnings (deficit)	174	30
Total shareholder's equity	3,166	3,581
Total liabilities and shareholder's equity	$108,864	$107,972

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net investment income	$397	$378	$779	$757
Fee income	175	177	349	367
Premiums	8	9	22	24
Broker-dealer commission revenue	27	42	68	86
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(9)	—
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	1	—	1	—
Net other-than-temporary impairments recognized in earnings	(1)	—	(10)	—
Other net realized capital gains (losses)	(82)	(47)	(160)	(103)
Total net realized capital gains (losses)	(83)	(47)	(170)	(103)
Other revenue	2	2	2	2
Total revenues	526	561	1,050	1,133
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	200	245	398	480
Operating expenses	178	192	286	411
Broker-dealer commission expense	27	42	68	86
Net amortization of Deferred policy acquisition costs and Value of business acquired	17	134	82	136
Total benefits and expenses	422	613	834	1,113
Income (loss) before income taxes	104	(52)	216	20
Income tax expense (benefit)	5	(26)	30	(8)
Net income (loss)	$99	$(26)	$186	$28

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$99	$(26)	$186	$28
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(218)	205	(700)	284
Other-than-temporary impairments	—	—	7	2
Pension and other postretirement benefits liability	—	(1)	(1)	(1)
Other comprehensive income (loss), before tax	(218)	204	(694)	285
Income tax expense (benefit) related to items of other comprehensive income (loss)	(40)	71	(148)	99
Other comprehensive income (loss), after tax	(178)	133	(546)	186
Comprehensive income (loss)	$(79)	$107	$(360)	$214

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2018	$3	$2,730	$818	$30	$3,581
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	72	72
Adjustment for adoption of ASU 2016-01	—	—	(12)	12	—
Balance as of January 1, 2018 - As adjusted	3	2,730	806	114	3,653
Comprehensive income (loss):
Net income (loss)	—	—	—	186	186
Other comprehensive income (loss), after tax	—	—	(546)	—	(546)
Total comprehensive income (loss)					(360)
Dividends paid and distributions of capital	—	—	—	(126)	(126)
Employee related benefits	—	(1)	—	—	(1)
Balance as of June 30, 2018	$3	$2,729	$260	$174	$3,166

Balance as of January 1, 2017	$3	$2,994	$560	$(180)	$3,377
Comprehensive income (loss):
Net income (loss)	—	—	—	28	28
Other comprehensive income (loss), after tax	—	—	186	—	186
Total comprehensive income (loss)					214
Dividends paid and distributions of capital	—	(261)	—	—	(261)
Employee related benefits	—	—	—	—	—
Balance as of June 30, 2017	$3	$2,733	$746	$(152)	$3,330

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$628	$428
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,318	2,277
Equity securities	—	—
Mortgage loans on real estate	309	257
Limited partnerships/corporations	27	37
Acquisition of:
Fixed maturities	(3,067)	(1,898)
Equity securities	(3)	(2)
Mortgage loans on real estate	(402)	(850)
Limited partnerships/corporations	(165)	(65)
Derivatives, net	(22)	169
Policy loans, net	2	5
Short-term investments, net	24	29
Short-term loan to affiliate, net	80	—
Collateral received (delivered), net	40	(161)
Other investments, net	(39)	—
Net cash used in investing activities	(898)	(202)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,838	1,249
Maturities and withdrawals from investment contracts	(1,511)	(1,316)
Settlements on deposit contracts	(19)	(33)
Dividends paid and distributions of capital	(126)	(261)
Net cash provided by (used in) financing activities	182	(361)
Net decrease in cash and cash equivalents	(88)	(135)
Cash and cash equivalents, beginning of period	288	561
Cash and cash equivalents, end of period	$200	$426

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

As of June 1, 2018, Directed Services LLC ("DSL") was divested pursuant to the transaction described below. Subsequent to the transaction, VRIAC has one wholly owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

On June 1, 2018, VRIAC's ultimate parent, Voya Financial, consummated a series of transactions (collectively, the "Transaction'') pursuant to a Master Transaction Agreement dated December 20, 2017 (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"). As part of the Transaction, VA Capital's wholly owned subsidiary Venerable Holdings Inc. ("Venerable") acquired certain of Voya Financial's assets, including all of the shares of capital stock of Voya Insurance and Annuity Company ("VIAC"), the Company's Iowa-domiciled insurance affiliate, as well as the membership interests of DSL, the Company's broker-dealer subsidiary. Following the closing of the Transaction, VRIAC acquired a 9.99% equity interest in VA Capital.

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

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, Voya Financial Partners, LLC ("VFP") and Directed Services LLC ("DSL"). Intercompany transactions and balances have been eliminated. As of June 1, 2018, DSL was divested pursuant to the Transaction.

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2018, its results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and its changes in shareholder's equity and statements of cash flows for the six months ended June 30, 2018 and 2017, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

Financial services revenue is disaggregated by type of service in the following table and represents approximately 12.5% and 13.1% of total revenue for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2018, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Service Line
Recordkeeping & administration	$29	$57
Distribution & shareholder servicing	37	81
Total financial services revenue	$66	$138

Receivables of $26 are included in Other assets on the Condensed Consolidated Balance Sheet as of June 30, 2018.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Financial Services Revenue
Revenue for various financial services is measured based on consideration specified in a contract with a customer and excludes any amounts collected on behalf of third parties. For recordkeeping and administration services, the Company recognizes revenue as services are provided, generally over time. In addition, the Company may arrange for sub-advisory services for a customer under certain contracts. Revenue is recognized when the Company has satisfied a performance obligation by transferring control of a service to a customer. Contract terms are typically less than one year, and consideration is generally variable and due as services are rendered.

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

As of June 30, 2018, contract cost assets were $92. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts, which typically range from 5 to 15 years. This method is consistent with the transfer of services to which the assets relate. For the three and six months ended June 30, 2018, amortization expenses of $4 and $9, respectively, were recorded in Operating expenses in the Condensed Consolidated Statements of Operations. There was no impairment loss in relation to the contract costs capitalized.

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

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities. For the six months ended June 30, 2017, the Company had no excess tax benefits.

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

The Company adopted the provisions of ASU 2016-01 on January 1, 2018 using a modified retrospective approach, except for certain provisions that were required to be applied prospectively. The impact to the January 1, 2018 Condensed Consolidated Balance Sheets was a $12 increase, net of tax, to Retained earnings (deficit) with a corresponding decrease of $12, net of tax, to AOCI to recognize the unrealized gain associated with Equity securities. The provisions that required prospective adoption had no effect on the Company's financial condition, results of operations, or cash flows. Under previous guidance, prior to January 1, 2018, Equity securities were classified as available for sale with changes in fair value recognized in Other comprehensive income (loss).

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

Comparative information has not been adjusted and continues to be reported under previous revenue recognition guidance. As of June 30, 2018 the adoption of ASU 2014-09 resulted in a $92 increase in Other assets, offset by a related $19 decrease in Deferred income taxes, resulting in a net $73 increase to Retained earnings (deficit) on the Condensed Consolidated Balance Sheet. For the three months ended June 30, 2018, the adoption resulted in an immaterial impact on Operating expenses on the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2018, the adoption resulted in a $1 increase in Operating expenses on the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2018, adopting the provisions of ASU 2014-09 had no impact on Net cash provided by operating activities.

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

Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (ASC Topic 842)" ("ASU 2016-02"), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms of more than 12 months. The lease liability will be measured as the present value of the lease payments, and the asset will be based on the liability. For income statement purposes, expense recognition will depend on the lessee's classification of the lease as either finance, with a front-loaded amortization expense pattern similar to current capital leases, or operating, with a straight-line expense pattern similar to current operating leases. Lessor accounting will be similar to the current model, and lessors will be required to classify leases as operating, direct financing, or sales-type.

ASU 2016-02 also replaces the sale-leaseback guidance to align with the new revenue recognition standard, addresses statement of operation and statement of cash flow classification, and requires additional disclosures for all leases. In addition, the FASB issued various amendments during 2018 to clarify and simplify the provisions and implementation guidance of ASU 2016-02.

The provisions of ASU 2016-02 are effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-02.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2018:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$464	$84	$1	$—	$547	$—
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	751	20	8	—	763	—
U.S. corporate public securities	7,968	369	119	—	8,218	—
U.S. corporate private securities	3,684	95	90	—	3,689	—
Foreign corporate public securities and foreign governments(1)	2,481	90	53	—	2,518	—
Foreign corporate private securities(1)	3,274	62	65	—	3,271	—
Residential mortgage-backed securities:
Agency	1,998	48	32	4	2,018	—
Non-Agency	883	46	6	5	928	4
Total Residential mortgage-backed securities	2,881	94	38	9	2,946	4
Commercial mortgage-backed securities	1,627	13	27	—	1,613	—
Other asset-backed securities	1,084	6	5	—	1,085	2
Total fixed maturities, including securities pledged	24,214	833	406	9	24,650	6
Less: Securities pledged	853	70	16	—	907	—
Total fixed maturities	$23,361	$763	$390	$9	$23,743	$6
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
(4) Amount excludes $148 of net unrealized gains on impaired available-for-sale securities.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2018, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$464	$468
After one year through five years	4,244	4,311
After five years through ten years	5,901	5,863
After ten years	8,013	8,364
Mortgage-backed securities	4,508	4,559
Other asset-backed securities	1,084	1,085
Fixed maturities, including securities pledged	$24,214	$24,650

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2018 and December 31, 2017, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2018
Communications	$1,162	$55	$18	$1,199
Financial	2,805	125	38	2,892
Industrial and other companies	7,629	221	149	7,701
Energy	1,886	83	51	1,918
Utilities	2,854	103	52	2,905
Transportation	725	19	13	731
Total	$17,061	$606	$321	$17,346

December 31, 2017
Communications	$1,145	$114	$1	$1,258
Financial	2,750	185	4	2,931
Industrial and other companies	7,953	532	65	8,420
Energy	1,970	159	33	2,096
Utilities	2,725	216	11	2,930
Transportation	697	52	2	747
Total	$17,240	$1,258	$116	$18,382

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
The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2018 and December 31, 2017, approximately 53.8% and 52.1%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of June 30, 2018 and December 31, 2017, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2018 and December 31, 2017, the fair value of loaned securities was $745 and $799, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2018 and December 31, 2017, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $711 and $744, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, liabilities to return collateral of $711 and $744, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2018 and December 31, 2017, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $60 and $61, respectively.

The following table presents borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	June 30, 2018 (1)(2)	December 31, 2017 (1)(2)
U.S. Treasuries	$179	$177
U.S. corporate public securities	429	460
Short-term Investments	1	—
Foreign corporate public securities and foreign governments	162	168
Payables under securities loan agreements	$771	$805
(1) As of June 30, 2018 and December 31, 2017, borrowings under securities lending transactions include cash collateral of $711 and $744, respectively.
(2) As of June 30, 2018 and December 31, 2017, borrowings under securities lending transactions include non-cash collateral of $60 and $61, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $568 and $411 as of June 30, 2018 and December 31, 2017, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2018:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$13	$—	$2	$1	$12	$—	$27	$1
State, municipalities and political subdivisions	196	3	27	1	65	4	288	8
U.S. corporate public securities	2,384	70	407	26	197	23	2,988	119
U.S. corporate private securities	1,258	26	180	11	443	53	1,881	90
Foreign corporate public securities and foreign governments	994	32	105	9	77	12	1,176	53
Foreign corporate private securities	1,107	46	67	3	153	16	1,327	65
Residential mortgage-backed	423	7	191	14	313	17	927	38
Commercial mortgage-backed	735	10	311	15	33	2	1,079	27
Other asset-backed	547	3	58	1	13	1	618	5
Total	$7,657	$197	$1,348	$81	$1,306	$128	$10,311	$406

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 91.1% and 95.4% of the average book value as of June 30, 2018 and December 31, 2017, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2018
Six months or less below amortized cost	$7,813	$82	$183	$23	1,568	11
More than six months and twelve months or less below amortized cost	1,434	1	82	—	310	1
More than twelve months below amortized cost	1,308	79	96	22	278	5
Total	$10,555	$162	$361	$45	2,156	17

December 31, 2017
Six months or less below amortized cost	$1,883	$67	$30	$38	433	7
More than six months and twelve months or less below amortized cost	128	7	4	2	37	1
More than twelve months below amortized cost	1,661	72	53	21	335	7
Total	$3,672	$146	$87	$61	805	15

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2018
U.S. Treasuries	$28	$—	$1	$—	6	—
State, municipalities and political subdivisions	296	—	8	—	145	—
U.S. corporate public securities	3,084	23	113	6	655	2
U.S. corporate private securities	1,904	67	72	18	215	2
Foreign corporate public securities and foreign governments	1,215	14	50	3	276	4
Foreign corporate private securities	1,336	56	47	18	122	4
Residential mortgage-backed	964	1	38	—	382	4
Commercial mortgage-backed	1,106	—	27	—	217	—
Other asset-backed	622	1	5	—	138	1
Total	$10,555	$162	$361	$45	2,156	17

December 31, 2017
U.S. Treasuries	$30	$—	$—	$—	6	—
State, municipalities and political subdivisions	130	—	4	—	96	—
U.S. corporate public securities	828	6	24	2	167	2
U.S. corporate private securities	743	66	18	20	71	2
Foreign corporate public securities and foreign governments	254	7	7	2	61	1
Foreign corporate private securities	288	66	8	37	35	6
Residential mortgage-backed	746	—	19	—	194	3
Commercial mortgage-backed	511	—	6	—	131	—
Other asset-backed	142	1	1	—	44	1
Total	$3,672	$146	$87	$61	805	15

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring. As of December 31, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post modification carrying value of $3.

As of June 30, 2018 and December 31, 2017, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	June 30, 2018			December 31, 2017
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$4,999	$5,003	$4	$4,907	$4,911
Collective valuation allowance for losses	N/A	(1)	(1)	N/A	(1)	(1)
Total net commercial mortgage loans	$4	$4,998	$5,002	$4	$4,906	$4,910
N/A- Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2018 and 2017.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2018	December 31, 2017
Collective valuation allowance for losses, balance at January 1	$1	$1
Addition to (reduction of) allowance for losses	—	—
Collective valuation allowance for losses, end of period	$1	$1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2018	December 31, 2017
Impaired loans without allowances for losses	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$6	$6

As of June 30, 2018 and December 31, 2017 the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2018 and December 31, 2017.

There were no loans 30 days or less in arrears, with respect to principal and interest as of June 30, 2018 and December 31, 2017.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2018 (1)	December 31, 2017 (1)
Loan-to-Value Ratio:
0% - 50%	$360	$341
>50% - 60%	1,275	1,256
>60% - 70%	3,024	3,042
>70% - 80%	323	262
>80% and above	21	10
Total Commercial mortgage loans	$5,003	$4,911
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2018 (1)	December 31, 2017 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,883	$3,902
>1.25x - 1.5x	398	340
>1.0x - 1.25x	629	600
Less than 1.0x	53	54
Commercial mortgage loans secured by land or construction loans	40	15
Total Commercial mortgage loans	$5,003	$4,911
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$1,007	20.1%	$985	20.1%
South Atlantic	999	20.0%	982	20.0%
Middle Atlantic	1,053	21.1%	1,097	22.4%
West South Central	580	11.6%	552	11.2%
Mountain	486	9.7%	457	9.3%
East North Central	481	9.6%	468	9.5%
New England	76	1.5%	77	1.6%
West North Central	279	5.6%	243	4.9%
East South Central	42	0.8%	50	1.0%
Total Commercial mortgage loans	$5,003	100.0%	$4,911	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	June 30, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,376	27.5%	$1,383	28.1%
Industrial	1,345	26.9%	1,326	27.0%
Apartments	1,022	20.4%	948	19.3%
Office	825	16.5%	829	16.9%
Hotel/Motel	175	3.5%	177	3.6%
Mixed Use	48	1.0%	52	1.1%
Other	212	4.2%	196	4.0%
Total Commercial mortgage loans	$5,003	100.0%	$4,911	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table presents mortgages by year of origination as of the dates indicated:

	June 30, 2018 (1)	December 31, 2017 (1)
Year of Origination:
2018	$224	$—
2017	1,139	1,086
2016	894	867
2015	666	703
2014	518	538
2013	623	644
2012 and prior	939	1,073
Total Commercial mortgage loans	$5,003	$4,911
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2018		2017
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	—	$—	*	1
Foreign corporate private securities(1)	—	—	—		—
Residential mortgage-backed	1	21	—	*	7
Commercial mortgage-backed	—	—	—	*	1
Total	$1	21	$—	*	9
(1) Primarily U.S. dollar denominated.
*Less than $1.
	Six Months Ended June 30,
	2018		2017
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	—	$—	*	1
Foreign corporate private securities(1)	9	1	—		—
Residential mortgage-backed	1	24	—	*	11
Commercial mortgage-backed	—	—	—	*	1
Total	$10	25	$—	*	13
(1) Primarily U.S. dollar denominated.
*Less than $1.

The above table includes $1 and $10 of write-downs related to credit impairments for the three and six months ended June 30, 2018, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The above table includes immaterial write-downs related to credit impairments for the three and six months months ended June 30, 2017. The remaining write-downs for the three and six months ended June 30, 2018 and June 30, 2017 related to intent impairments are immaterial.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2018	2017
Balance at April 1	$6	$8
Additional credit impairments:
On securities previously impaired	—	—
Reductions:
Increase in cash flows	—	—	*
Securities sold, matured, prepaid or paid down	1	1
Balance at June 30	$5	$7
*Less than $1.
	Six Months Ended June 30,
	2018	2017
Balance at January 1	$16	$9
Additional credit impairments:
On securities previously impaired	—	—
Reductions:
Increase in cash flows	—	—	*
Securities sold, matured, prepaid or paid down	11	2
Balance at June 30	$5	$7
*Less than $1.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed maturities	$341	$325	$664	$651
Equity securities	1	2	2	3
Mortgage loans on real estate	54	53	107	104
Policy loans	3	3	5	6
Short-term investments and cash equivalents	1	—	2	—
Other	15	12	34	27
Gross investment income	415	395	814	791
Less: Investment expenses	18	17	35	34
Net investment income	$397	$378	$779	$757

As of June 30, 2018 and December 31, 2017, the Company had $1 and $3, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed maturities, available-for-sale, including securities pledged	$(19)	$(1)	$(33)	$(21)
Fixed maturities, at fair value option	(82)	(38)	(181)	(97)
Equity securities	2	—	—	—
Derivatives	6	2	11	6
Embedded derivatives - fixed maturities	(2)	(1)	(4)	(2)
Guaranteed benefit derivatives	12	(9)	32	11
Other investments	—	—	5	—
Net realized capital gains (losses)	$(83)	$(47)	$(170)	$(103)
After-tax net realized capital gains (losses)	$(61)	$(31)	$(140)	$(67)

For the three and six months ended June 30, 2018, the change in fair value of equity securities still held as of June 30, 2018 was $2 and $0, respectively.

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds on sales	$1,180	$561	$1,840	$1,638
Gross gains	7	6	11	11
Gross losses	20	7	27	25

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

Futures: The Company uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company may also use futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of fixed index annuity ("FIA") contracts.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2018			December 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$35	$—	$—	$35	$—	$—
Foreign exchange contracts	584	2	44	533	—	52
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	17,929	148	19	18,769	117	20
Foreign exchange contracts	14	1	—	26	—	—
Equity contracts	126	5	4	154	9	7
Credit contracts	639	7	3	771	10	6
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	9	—	N/A	12	—
Within products	N/A	—	79	N/A	—	117
Within reinsurance agreements	N/A	—	(70)	N/A	—	(21)
Total		$172	$79		$148	$181
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2018 and December 31, 2017. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	June 30, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$639	$7	$3
Equity contracts	126	5	4
Foreign exchange contracts	598	3	44
Interest rate contracts	15,713	148	19
		163	70
Counterparty netting(1)		(37)	(37)
Cash collateral netting(1)		(122)	—
Securities collateral netting(1)		—	(30)
Net receivables/payables		$4	$3
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2018, the Company held $11 and $113 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2017, the Company held $11 and $74 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2018, the Company delivered $162 of securities and held no securities as collateral. As of December 31, 2017, the Company delivered $161 of securities and held no securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	3	1	4	8
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	2	(2)	7	(5)
Foreign exchange contracts	1	2	—	—
Equity contracts	—	—	—	1
Credit contracts	—	2	—	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(2)	(1)	(4)	(3)
Within products(2)	12	(9)	32	11
Within reinsurance agreements(3)	20	(14)	49	(16)
Total	$36	$(21)	$88	$(1)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2018 and 2017, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of June 30, 2018, the fair values of credit default swaps of $7 and $3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2017, the fair values of credit default swaps of $10 and $6 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, the maximum potential future exposure to the Company was $422 and $497, respectively, on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$489	$58	$—	$547
U.S. Government agencies and authorities	—	—	—	—
State, municipalities and political subdivisions	—	763	—	763
U.S. corporate public securities	—	8,200	18	8,218
U.S. corporate private securities	—	2,951	738	3,689
Foreign corporate public securities and foreign governments(1)	—	2,518	—	2,518
Foreign corporate private securities (1)	—	3,149	122	3,271
Residential mortgage-backed securities	—	2,913	33	2,946
Commercial mortgage-backed securities	—	1,597	16	1,613
Other asset-backed securities	—	988	97	1,085
Total fixed maturities, including securities pledged	489	23,137	1,024	24,650
Equity securities	10	—	53	63
Derivatives:
Interest rate contracts	—	148	—	148
Foreign exchange contracts	—	3	—	3
Equity contracts	—	5	—	5
Credit contracts	—	7	—	7
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	924	—	1	925
Assets held in separate accounts	68,652	5,491	38	74,181
Total assets	$70,075	$28,791	$1,116	$99,982
Percentage of Level to Total	70%	29%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$16	$16
Stabilizer and MCGs	—	—	63	63
Other derivatives:
Interest rate contracts	—	19	—	19
Foreign exchange contracts	—	44	—	44
Equity contracts	—	4	—	4
Credit contracts	—	3	—	3
Embedded derivative on reinsurance	—	(70)	—	(70)
Total liabilities	$—	$—	$79	$79
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2018 and 2017. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended June 30, 2018
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$15	$—	$—	$3	$—	$—	$—	$—	$—	$18	$—
U.S. Corporate private securities	651	—	(3)	91	—	(5)	(8)	12	—	738	—
Foreign corporate private securities(1)	101	—	2	75	—	(56)	—	—	—	122	—
Residential mortgage-backed securities	73	(1)	(1)	19	—	(40)	—	—	(17)	33	2
Commercial mortgage-backed securities	—	—	—	16	—	—	—	—	—	16	—
Other asset-backed securities	126	—	(1)	57	—	—	(1)	21	(105)	97	—
Total fixed maturities, including securities pledged	966	(1)	(3)	261	—	(101)	(9)	33	(122)	1,024	2
Equity securities	48	2	—	3	—	—	—	—	—	53	2
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(77)	13	—	—	—	—	1	—	—	(63)	—
FIA(2)	(18)	(1)	—	—	—	—	3	—	—	(16)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	—	1	—	—	—	—	—	1	—
Assets held in separate accounts(5)	11	—	—	27	—	—	—	—	—	38	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$26	$—	$—	$3	$—	$(5)	$—	$—	$(6)	$18	$—
U.S. Corporate private securities	642	—	(18)	103	—	(5)	(4)	20	—	738	—
Foreign corporate private securities(1)	92	(9)	20	75	—	(56)	—	—	—	122	(9)
Residential mortgage-backed securities	21	(3)	—	20	—	—	—	—	(5)	33	(3)
Commercial mortgage-backed securities	7	—	—	16	—	—	—	—	(7)	16	—
Other asset-backed securities	43	—	(2)	57	—	—	(2)	22	(21)	97	—
Total fixed maturities, including securities pledged	831	(12)	—	274	—	(66)	(6)	42	(39)	1,024	(12)
Equity securities	50	—	—	3	—	—	—	—	—	53	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(97)	34	—	—	(1)	—	1	—	—	(63)	—
FIA(2)	(20)	(2)	—	—	1	—	5	—	—	(16)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	1	—	—	—	—	—	1	—
Assets held in separate accounts(5)	11	—	—	27	—	—	—	—	—	38	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2017
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$30	$—	$—	$6	$—	$—	$1	$—	$(10)	$27	$—
U.S. Corporate private securities	565	—	4	8	—	—	(1)	28	(9)	595	—
Foreign corporate private securities(1)	161	—	—	—	—	—	—	—	(33)	128	—
Residential mortgage-backed securities	30	(2)	1	17	—	—	—	1	(10)	37	(2)
Commercial mortgage-backed securities	6	—	—	2	—	—	(2)	—	—	6	—
Other asset-backed securities	23	—	—	24	—	—	—	—	(11)	36	—
Total fixed maturities, including securities pledged	815	(2)	5	57	—	—	(2)	29	(73)	829	(2)
Equity securities, available-for-sale	50	—	1	—	—	—	—	—	—	51	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(131)	(9)	—	—	(1)	—	—	—	—	(141)	—
FIA(2)	(23)	—	—	—	—	—	—	—	—	(23)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	13	—	—	1	—	(3)	—	—	(8)	3	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$7	$—	$—	$11	$—	$—	$—	$9	$—	$27	$—
U.S. Corporate private securities	525	—	4	45	—	—	(2)	32	(9)	595	—
Foreign corporate private securities(1)	154	—	(1)	18	—	—	(10)	—	(33)	128	—
Residential mortgage-backed securities	21	(3)	—	17	—	—	—	2	—	37	(4)
Commercial mortgage-backed securities	10	—	—	2	—	—	(3)	—	(3)	6	—
Other asset-backed securities	27	—	1	24	—	—	(1)	—	(15)	36	—
Total fixed maturities, including securities pledged	744	(3)	4	117	—	—	(16)	43	(60)	829	(4)
Equity securities, available-for-sale	48	—	1	2	—	—	—	—	—	51	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(151)	12	—	—	(2)	—	—	—	—	(141)	—
FIA(2)	(23)	(1)	—	—	—	—	1	—	—	(23)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	6	—	—	6	—	(3)	—	2	(8)	3	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2018 and 2017, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2018:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 6.5%
Nonperformance risk	0.07% to 1.2%		0.07% to 1.2%
Actuarial Assumptions:
Partial Withdrawals	0% to 7%		—
Lapses	0% to 42%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$24,650	$24,650	$25,042	$25,042
Equity securities	63	63	60	60
Mortgage loans on real estate	5,002	5,018	4,910	4,924
Policy loans	212	212	214	214
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	925	925	1,078	1,078
Derivatives	163	163	136	136
Notes receivable from affiliate	—	—	175	222
Short-term loan to affiliate	—	—	80	80
Other Investments	39	39	—	—
Assets held in separate accounts	74,181	74,181	73,036	73,036
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	25,391	28,025	25,314	29,431
Funding agreements with fixed maturities	627	637	—	—
Supplementary contracts, immediate annuities and other	347	383	365	418
Deposit liabilities	77	114	135	198
Derivatives:
Guaranteed benefit derivatives:
FIA	16	16	20	20
Stabilizer and MCGs	63	63	97	97
Other derivatives	70	70	85	85
Short-term debt	1	1	—	—
Long-term debt	4	4	5	5
Embedded derivatives on reinsurance	(70)	(70)	(21)	(21)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Notes receivable from affiliates	Level 2
Short-term loan to affiliate	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts, immediate annuities and other	Level 3
Deposit liabilities	Level 3
Short-term debt and Long-term debt	Level 2

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2018
	DAC	VOBA		Total
Balance as of January 1, 2018	$385	$367		$752
Deferrals of commissions and expenses	27	3		30
Amortization:
Amortization, excluding unlocking	(36)	(36)		(72)
Unlocking (1)	(32)	(15)		(47)
Interest accrued	18	19	(2)	37
Net amortization included in the Condensed Consolidated Statements of Operations	(50)	(32)		(82)
Change due to unrealized capital gains/losses on available-for-sale securities	129	158		287
Balance as of June 30, 2018	$491	$496		$987

	2017
	DAC	VOBA		Total
Balance as of January 1, 2017	$476	$537		$1,013
Deferrals of commissions and expenses	39	3		42
Amortization:
Amortization, excluding unlocking	(37)	(39)		(76)
Unlocking (1)	(47)	(56)		(103)
Interest accrued	19	24	(2)	43
Net amortization included in the Condensed Consolidated Statements of Operations	(65)	(71)		(136)
Change due to unrealized capital gains/losses on available-for-sale securities	(56)	(70)		(126)
Balance as of June 30, 2017	$394	$399		$793

(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Additionally, the 2018 amounts include unfavorable unlocking of DAC and VOBA of $25 and $18, respectively, associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions. The 2017 amounts include unfavorable unlocking for DAC and VOBA of $48 and $80, respectively, associated with consent acceptances received from customers and expected future acceptances of customer consents to changes related to guaranteed minimum interest rate provisions of certain retirement plan contracts with fixed investment options.
(2) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2018 and 2017.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	June 30,
	2018	2017
Fixed maturities, net of OTTI	$427	$1,326
Equity securities	—	16
Derivatives	119	169
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(146)	(450)
Premium deficiency reserve adjustment	(61)	(110)
Other	—	—
Unrealized capital gains (losses), before tax	339	951
Deferred income tax asset (liability)	(83)	(210)
Unrealized capital gains (losses), after tax	256	741
Pension and other postretirement benefits liability, net of tax	4	5
AOCI	$260	$746

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(377)		$71	$(306)
Equity securities	—	(2)	—	—
Other	—		—	—
OTTI	—		—	—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	19		(4)	15
DAC/VOBA and Sales inducements	93		(19)	74
Premium deficiency reserve adjustment	21		(4)	17
Change in unrealized gains/losses on available-for-sale securities	(244)		44	(200)

Derivatives:
Derivatives	32	(1)	(6)	26
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		2	(4)
Change in unrealized gains/losses on derivatives	26		(4)	22

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Other comprehensive income (loss)	$(218)		$40	$(178)

(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(2) Balance reclassified to Retained earnings due to adoption of ASU 2016-01.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2018
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,064)		$224	(4)	$(840)
Equity securities	—	(3)	—		—
Other	(5)		1		(4)
OTTI	7		(1)		6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	33		(7)		26
DAC/VOBA and Sales inducements	287	(1)	(60)		227
Premium deficiency reserve adjustment	54		(11)		43
Change in unrealized gains/losses on available-for-sale securities	(688)		146		(542)

Derivatives:
Derivatives	7	(2)	(1)		6
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12)		3		(9)
Change in unrealized gains/losses on derivatives	(5)		2		(3)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—		(1)
Change in pension and other postretirement benefits liability	(1)		—		(1)
Change in Other comprehensive income (loss)	$(694)		$148		$(546)

(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(3) Balance reclassified to Retained earnings due to adoption of ASU 2016-01.
(4) Amount includes $6 valuation allowance. See the Income Taxes Note these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$328		$(114)	$214
Equity securities	—		—	—
Other	—		—	—
OTTI	—		—	—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	2		(1)	1
DAC/VOBA and Sales inducements	(93)		33	(60)
Premium deficiency reserve adjustment	(16)		5	(11)
Change in unrealized gains/losses on available-for-sale securities	221		(77)	144

Derivatives:
Derivatives	(10)	(1)	4	(6)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		2	(4)
Change in unrealized gains/losses on derivatives	(16)		6	(10)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$204		$(71)	$133

(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$441		$(153)	$288
Equity securities	1		—	1
Other	—		—	—
OTTI	2		(1)	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	20		(7)	13
DAC/VOBA and Sales inducements	(126)	(1)	44	(82)
Premium deficiency reserve adjustment	(21)		7	(14)
Change in unrealized gains/losses on available-for-sale securities	317		(110)	207

Derivatives:
Derivatives	(19)	(2)	7	(12)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12)		4	(8)
Change in unrealized gains/losses on derivatives	(31)		11	(20)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$285		$(99)	$186

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"). Tax Reform makes broad changes to U.S. federal tax law, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing the computations of the dividends received deduction, tax reserves, and deferred acquisition costs; and (3) eliminating the net operating loss ("NOL") carryback and limiting the NOL carryforward deduction to 80% of taxable income for losses arising in taxable years beginning after December 31, 2017.

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

In 2017 in reliance on SAB 118, the Company provisionally remeasured its deferred tax assets and liabilities based on the 21% tax rate at which they are expected to reverse in the future. For the six months ended June 30, 2018, the Company adjusted its provisional estimate related to its calculation of tax reserves. The Company continues to analyze the effects of Tax Reform and will record adjustments and additional impacts from Tax Reform as they are identified during the measurement period as provided for in SAB 118.

The Company's effective tax rate for the three months ended June 30, 2018 was 5.6%. The effective tax rate differed from the statutory rate of 21% for the three months ended June 30, 2018 primarily due to the effect of the dividends received deduction ("DRD") and change in the valuation allowance.

The Company's effective tax rate for the six months ended June 30, 2018 was 14.1%. The effective tax rate differed from the statutory rate of 21% for the six months ended June 30, 2018 primarily due to the effect of the DRD, partially offset by the change in the valuation allowance.

The Company's effective tax rates for the three and six months ended June 30, 2017 were 49.3% and (37.3)%, respectively. The effective tax rate differed from the statutory rate of 35% for the three and six months ended June 30, 2017 primarily due to the effect of the DRD.

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

Tax Regulatory Matters

During 2018, the Internal Revenue Service ("IRS") completed its examination of the Company's returns through tax year 2016. The audit settlements did not have a material impact on the Company. The Company is currently under audit by the IRS, and it is expected that the examination of the tax year 2017 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2017 and 2018.

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

Under this agreement, the Company incurred immaterial interest expense and interest income for the three months and six months ended June 30, 2018. The Company did not incur interest expense for the three months ended June 30, 2017 and incurred immaterial interest expense for the six months ended June 30, 2017. The Company earned $1 in interest income for the three months and six months ended June 30, 2017. As of December 31, 2017, the Company had an outstanding receivable of $80 and no outstanding payable. During the six months ended June 30, 2018, the outstanding receivable was settled and there were no outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see the Financing Agreements Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of June 30, 2018, the Company had off-balance sheet commitments to acquire mortgage loans of $89 and purchase limited partnerships and private placement investments of $519.

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

	June 30, 2018	December 31, 2017
Fixed maturity collateral pledged to FHLB(1)	$737	$—
FHLB restricted stock(2)	39	—
Other fixed maturities-state deposits	13	13
Cash and cash equivalents	5	5
Securities pledged(3)	907	960
Total restricted assets	$1,701	$978
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $745 and $799 as of June 30, 2018 and December 31, 2017, respectively. In addition, as of June 30, 2018 and December 31, 2017, the Company delivered securities as collateral of $162 and $161, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston (“FHLB”). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2018, the Company had $627 in non-

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2018, assets with a market value of approximately $737 collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Litigation includes Dezelan v. Voya Retirement Insurance and Annuity Company (USDC District of Connecticut, No. 3:16-cv-1251)(filed July 26, 2016), a putative class action in which plaintiff, a participant in a 403(b) Plan, seeks to represent a class of plans whose assets are invested in VRIAC “Group Annuity Contract Stable Value Funds.” Plaintiff alleges that VRIAC has violated the Employee Retirement Income Security Act of 1974 by charging unreasonable fees and setting its own compensation in connection with stable value products.  Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. On July 19, 2017, the district court granted the Company's motion to dismiss, but permitted the plaintiff to file an amended complaint. The plaintiff has filed a first amended complaint, and the Company moved to dismiss that complaint on September 18, 2017.

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

10.    Related Party Transactions

Operating Agreements

Prior to May 1, 2017, DSL was the investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company’s variable insurance products. Consequently, DSL was party to various intercompany management and revenue sharing agreements, whereby DSL earned revenues and incurred expenses associated with these intercompany agreements. Effective May 1, 2017, Voya Investments, LLC, ("VIL") an affiliate, was appointed as investment adviser to these U.S. registered investment companies and DSL no longer provided these advisory and certain other related services to its affiliates. While this change has an impact on the Company’s and DSL’s total revenues and total expenses, the net impact on the Company’s Net income (loss) is expected to be insignificant. As of June 1, 2018, DSL was divested pursuant to the Transaction.

For the three and six months ended June 30, 2018, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K and reflecting changes to certain of these operating agreements described above were $58 and $144, respectively. For the three and six months ended June 30, 2017, revenues with affiliated entities related to the aforementioned operating agreements, as amended were $110 and $257, respectively. For the three and six months ended June 30, 2018, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $143 and $311, respectively. For the three and six months ended June 30, 2017, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $178 and $379, respectively.

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

As of June 30, 2018 and December 31, 2017, the Company had deposit assets of $36 and $63, respectively, and deposit liabilities of $77 and $135, respectively. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. For further information, see the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

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

The following discussion and analysis presents a review of our results of operations for the three and six months ended June 30, 2018 and 2017 and financial condition as of June 30, 2018 and December 31, 2017. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report on Form 10-K").

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

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, Voya Financial Partners, LLC ("VFP") and Directed Services LLC ("DSL"). Intercompany transactions and balances have been eliminated. As of June 1, 2018, DSL was divested pursuant to the Transaction.

On June 1, 2018, VRIAC's ultimate parent, Voya Financial, Inc ("Voya Financial"), consummated a series of transactions (collectively, the "Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"). As part of the Transaction, VA Capital's wholly owned subsidiary Venerable Holdings, Inc. ("Venerable") acquired certain of Voya Financial's assets, including all of the shares of the capital stock of Voya Insurance and Annuity Company ("VIAC"), our Iowa-domiciled insurance affiliate, as well as the membership interests of DSL, our broker-dealer subsidiary. Following the closing of the Transaction, VRIAC acquired a 9.99% equity interest in VA Capital.

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

We have one operating segment.

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above- market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC and VOBA amortization rate and operating earnings over time. See the Assumptions and Periodic Review section in Critical Accounting Estimates and Judgments below.

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

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings over time. The GMIR initiative unlocking recorded in 2017 reflected management’s best estimate of consent acceptances expected during 2017 and subsequent years related to this initiative. During the six months ended June 30, 2018 and 2017, we recorded unfavorable DAC/VOBA unlocking related to the GMIR initiative of $43 million and $128 million, respectively, which was included in Net amortization of DAC/VOBA in the Condensed Consolidated Financial Statements.

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
We continue to analyze the effects of Tax Reform and will record adjustments and additional impacts as they are identified during the measurement period. For the six months ended June 30, 2018, we have recorded certain adjustments to our provisional estimate. The final impact to our deferred taxes could differ materially from our provisional estimates as a result of future clarifications or guidance related to Tax Reform.

Our effective tax rates for the three months ended June 30, 2018 was 5.6%. The effective tax rate differed from the statutory rate of 21% for the three months ended June 30, 2018 primarily due to the effect of the dividends received deduction ("DRD") and change in the valuation allowance.

The Company's effective tax rate for the six months ended June 30, 2018 was 14.1%. The effective tax rate differed from the statutory rate of 21% for the six months ended June 30, 2018 primarily due to the effect of the DRD, partially offset by the change in the valuation allowance.

Our effective tax rates for the three and six months ended June 30, 2017 were 49.3% and (37.3)%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2017 primarily due to the effect of the DRD.

Results of Operations

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net investment income	$397	$378	$779	$757
Fee income	175	177	349	367
Premiums	8	9	22	24
Broker-dealer commission revenue	27	42	68	86
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(9)	—
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	1	—	1	—
Net other-than-temporary impairments recognized in earnings	(1)	—	(10)	—
Other net realized capital gains (losses)	(82)	(47)	(160)	(103)
Total net realized capital gains (losses)	(83)	(47)	(170)	(103)
Other revenue	2	2	2	2
Total revenues	526	561	1,050	1,133
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	200	245	398	480
Operating expenses	178	192	286	411
Broker-dealer commission expense	27	42	68	86
Net amortization of Deferred policy acquisition costs and Value of business acquired	17	134	82	136
Total benefits and expenses	422	613	834	1,113
Income (loss) before income taxes	104	(52)	216	20
Income tax expense (benefit)	5	(26)	30	(8)
Net income (loss)	$99	$(26)	$186	$28

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Revenues

Net investment income increased $19 million from $378 million to $397 million primarily due to:

•	higher alternative investment income; and

•	growth in the general account assets driven by positive net flows, including the cumulative impact of participants' transfers from variable investment option into fixed investment options.

The increase was partially offset by:

•	lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Broker-dealer commission revenue decreased $15 million from $42 million to $27 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Total net realized capital losses increased $36 million from $47 million to $83 million primarily due to:

•	unfavorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes; and

•	the disposal of fixed maturities, including securities pledged.

The increase was partially offset by:

•	favorable changes in the fair value of embedded derivatives on product guarantees due to interest rate movements, as well as the impact of non-performance risk; and

•	favorable changes in the fair values of derivatives due to interest rate movements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased $45 million from $245 million to $200 million primarily due to:

•	a favorable change in the fair value of the embedded derivative on reinsurance.

Operating expenses decreased $14 million from $192 million to $178 million primarily due to:

•
lower investment advisory fee income; resulting from changes to the investment advisory relationship with affiliates. See the Related Party Transactions Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report 10-Q for further detail;

•	lower employee related expenses; and

•	lower technology costs.

The decrease was partially offset by:

•	higher asset based commissions.

Broker-dealer commission expense decreased $15 million from $42 million to $27 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net amortization of DAC and VOBA decreased $117 million from $134 million to $17 million primarily due to:

•	unfavorable DAC/VOBA unlocking in the prior period due to an update to the assumptions related to the GMIR initiative.

The decrease was partially offset by:

•	higher amortization related to changes in embedded derivative on reinsurance.

Income tax expense (benefit) changed $31 million from a benefit of $26 million to an expense of $5 million primarily due to:

•	an increase in income before income taxes.

This was partially offset by:

•	the impact of the lower federal corporate tax rate;

•	a change in the valuation allowance; and

•	a change in the dividends received deduction ("DRD").

Net income (loss) increased by $125 million from a loss of $26 million to income of $99 million primarily due to:

•	lower Net amortization of DAC and VOBA;

•	lower Interest credited and other benefits to contract owners/policyholders;

•	higher Net investment income; and

•	lower Operating expenses.

The increase was partially offset by:

•	higher Net realized losses; and

•	higher Income tax expense.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Revenues

Net investment income increased $22 million from $757 million to $779 million primarily due to:

•	higher alternative investment income; and

•	growth in the general account assets driven by positive net flows, including the cumulative impact of participants' transfers from variable investment options to fixed investment options.

The increase was partially offset by:

•	lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $18 million from $367 million to $349 million primarily due to:

•
lower investment advisory fee income, resulting from changes to the investment advisory relationship with affiliates. See the Related Party Transactions Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further detail;

•
the divestment of DSL pursuant to the transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report 10-Q; and

•	the shift in business mix.

The decrease was partially offset by:

•	an increase in the growth in the separate account and institutional/mutual fund assets under management (“AUM”) driven by equity market improvements.

Broker-dealer commission revenue decreased $18 million from $86 million to $68 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Total net realized capital losses increased $67 million from $103 million to $170 million primarily due to

•	unfavorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes; and

•	higher net realized losses on the disposal of available for sale fixed maturities, including securities pledged due to higher impairments.

The increase was partially offset by:

•	favorable changes in the fair value of embedded derivatives on product guarantees primarily due to the result of interest rate movements including the impact of non-performance risk; and

•	favorable changes in the fair values of derivatives due to interest rate movements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased $82 million from $480 million to $398 million primarily due to:

•	a favorable change in the fair value of the embedded derivative on reinsurance.

Operating expenses decreased $125 million from $411 million to $286 million primarily due to:

•	a gain on the recapture of the Langhorne coinsurance agreement during the current period. See the Related Party
Transactions Note to the Condensed Consolidated Financial Statements in Part 1, Item 1. of this Quarterly Report on Form 10-Q for further detail;

•	lower investment advisory expenses, resulting from changes to the investment advisory relationship with affiliates, referenced above;

•	lower employee related expenses; and

•	lower technology costs.

Broker-dealer commission expense decreased $18 million from $86 million to $68 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net amortization of DAC and VOBA decreased $54 million from $136 million to $82 million primarily due to:

•	Lower unfavorable DAC/VOBA unlocking in the current period driven by changes in GMIR provisions of certain fixed option retirement plan contracts; and

•	lower DAC/VOBA amortization driven by lower gross profits.

The decrease was partially offset by:

•	lower favorable DAC/VOBA unlocking due to separate account performance; and

•	higher DAC/VOBA amortization related to the change in embedded derivative associated with a reinsurance agreement.

Income tax expense (benefit) changed $38 million from a benefit of $8 million to an expense of $30 million primarily due to:

•	an increase in income before income taxes; and

•	a change in the valuation allowance.

This was partially offset by:

•	the impact of the lower federal corporate tax rate; and

•	a change in the DRD.

Net income (loss) increased by $158 million from $28 million to $186 million primarily due to:

•	lower Operating expenses;

•	lower Interest credited and other benefits to contract owners/policyholders;

•	lower Net amortization of DAC and VOBA; and

•	higher Net investment income.

The increase was partially offset by:

•	higher Net realized losses;

•	higher Income tax expense; and

•	lower Fee income.

Financial Condition

Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2018		December 31, 2017
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$22,572	73.5%	$23,141	75.1%
Fixed maturities, at fair value using the fair value option	1,171	3.8%	941	3.1%
Equity securities, at fair value	63	0.2%	60	0.2%
Short-term investments(1)	1	—%	25	0.1%
Mortgage loans on real estate	5,002	16.3%	4,910	15.9%
Policy loans	212	0.7%	214	0.7%
Limited partnerships/corporations	568	1.9%	411	1.3%
Derivatives	163	0.5%	136	0.5%
Securities pledged	907	3.0%	960	3.1%
Other investments	39	0.1%	—	—%
Total investments	$30,698	100.0%	$30,798	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	June 30, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$464	1.9%	$547	2.2%
U.S. Government agencies and authorities	—	—%	—	—%
State, municipalities, and political subdivisions	751	3.1%	763	3.1%
U.S. corporate public securities	7,968	32.9%	8,218	33.3%
U.S. corporate private securities	3,684	15.2%	3,689	15.0%
Foreign corporate public securities and foreign governments(1)	2,481	10.2%	2,518	10.2%
Foreign corporate private securities(1)	3,274	13.5%	3,271	13.3%
Residential mortgage-backed securities	2,881	12.0%	2,946	12.0%
Commercial mortgage-backed securities	1,627	6.7%	1,613	6.5%
Other asset-backed securities	1,084	4.5%	1,085	4.4%
Total fixed maturities, including securities pledged	$24,214	100.0%	$24,650	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$547	2.3%	$656	2.6%
U.S. Government agencies and authorities	3	—%	3	—%
State, municipalities, and political subdivisions	842	3.6%	878	3.5%
U.S. corporate public securities	8,476	35.9%	9,236	36.9%
U.S. corporate private securities	3,387	14.4%	3,497	14.0%
Foreign corporate public securities and foreign governments(1)	2,594	11.0%	2,777	11.1%
Foreign corporate private securities(1)	3,105	13.2%	3,215	12.8%
Residential mortgage-backed securities	2,517	10.7%	2,629	10.5%
Commercial mortgage-backed securities	1,437	6.1%	1,470	5.9%
Other asset-backed securities	671	2.8%	681	2.7%
Total fixed maturities, including securities pledged	$23,579	100.0%	$25,042	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2018, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$547	$—	$—	$—	$—	$—	$547
U.S. Government agencies and authorities	—	—	—	—	—	—	—
State, municipalities and political subdivisions	714	48	—	—	—	1	763
U.S. corporate public securities	3,799	3,848	414	155	2	—	8,218
U.S. corporate private securities	1,496	2,019	88	77	9	—	3,689
Foreign corporate public securities and foreign governments(1)	1,192	1,158	142	22	4	—	2,518
Foreign corporate private securities(1)	380	2,574	252	49	15	1	3,271
Residential mortgage-backed securities	2,778	101	34	—	3	30	2,946
Commercial mortgage-backed securities	1,590	14	9	—	—	—	1,613
Other asset-backed securities	966	86	13	6	9	5	1,085
Total fixed maturities	$13,462	$9,848	$952	$309	$42	$37	$24,650
% of Fair Value	54.5%	40.0%	3.8%	1.3%	0.2%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$656	$—	$—	$—	$—	$—	$656
U.S. Government agencies and authorities	3	—	—	—	—	—	3
State, municipalities and political subdivisions	824	53	—	—	—	1	878
U.S. corporate public securities	4,560	4,148	395	131	2	—	9,236
U.S. corporate private securities	1,497	1,862	68	70	—	—	3,497
Foreign corporate public securities and foreign governments(1)	1,238	1,300	211	25	3	—	2,777
Foreign corporate private securities(1)	492	2,398	301	20	1	3	3,215
Residential mortgage-backed securities	2,564	23	1	—	4	37	2,629
Commercial mortgage-backed securities	1,453	17	—	—	—	—	1,470
Other asset-backed securities	580	83	9	2	—	7	681
Total fixed maturities	$13,867	$9,884	$985	$248	$10	$48	$25,042
% of Fair Value	55.4%	39.5%	3.9%	1.0%	—%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	June 30, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$547	$—	$—	$—	$—	$547
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	61	457	196	48	1	763
U.S. corporate public securities	84	391	3,324	3,849	570	8,218
U.S. corporate private securities	95	143	1,294	1,985	172	3,689
Foreign corporate public securities and foreign governments(1)	22	253	923	1,152	168	2,518
Foreign corporate private securities(1)	—	—	456	2,672	143	3,271
Residential mortgage-backed securities	2,137	25	53	97	634	2,946
Commercial mortgage-backed securities	940	209	204	207	53	1,613
Other asset-backed securities	523	135	275	98	54	1,085
Total fixed maturities	$4,409	$1,613	$6,725	$10,108	$1,795	$24,650
% of Fair Value	17.9%	6.5%	27.3%	41.0%	7.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$656	$—	$—	$—	$—	$656
U.S. Government agencies and authorities	3	—	—	—	—	3
State, municipalities and political subdivisions	84	540	200	53	1	878
U.S. corporate public securities	104	471	3,985	4,148	528	9,236
U.S. corporate private securities	104	136	1,363	1,721	173	3,497
Foreign corporate public securities and foreign governments(1)	32	258	948	1,300	239	2,777
Foreign corporate private securities(1)	—	—	533	2,536	146	3,215
Residential mortgage-backed securities	2,001	15	48	24	541	2,629
Commercial mortgage-backed securities	1,126	83	142	92	27	1,470
Other asset-backed securities	378	90	67	104	42	681
Total fixed maturities	$4,488	$1,593	$7,286	$9,978	$1,697	$25,042
% of Fair Value	17.9%	6.4%	29.1%	39.8%	6.8%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $258 million from $148 million to $406 million for the six months ended June 30, 2018. The increase in gross unrealized losses was primarily due to rising interest rates.

As of June 30, 2018, we held one fixed maturity with unrealized capital losses in excess of $10 million. As of June 30, 2018, the unrealized capital losses on this fixed maturity equaled $13 million, or 3.1% of the total unrealized losses. As of December 31, 2017, we held three fixed maturities with unrealized capital losses in excess of $10 million. As of December 31, 2017, the unrealized capital losses on these fixed maturities equaled $37 million, or 25.0% of the total unrealized losses.

As of June 30, 2018, we had $1.9 billion of energy sector fixed maturity securities, constituting 7.8% of the total fixed maturities portfolio, with gross unrealized capital losses of $51 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $13 million. As of June 30, 2018, our fixed maturity exposure to the energy sector is comprised of 85.3% investment grade securities.

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

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to reflect a housing market entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing.  Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. More broadly, home prices have moved steadily higher, further supporting bond payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, have stabilized at sustainable levels, when measured on a nationwide basis. Despite the rise in mortgage rates experienced this year, this backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2018, the fair value and amortized cost related to our exposure to subprime mortgage-backed securities totaled $43 million and $39 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to subprime mortgage-backed securities were immaterial. As of December 31, 2017, the fair value and amortized cost related to our exposure to subprime mortgage-backed securities totaled $44 million and $39 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to subprime mortgage-backed securities were immaterial.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of June 30, 2018, the fair value and amortized cost related to our exposure to Alt-A RMBS totaled $63 million and $52 million, respectively, representing 0.3% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to Alt-A RMBS were immaterial. As of December 31, 2017, the fair value and amortized cost related to our exposure to Alt-A RMBS totaled $55 million and $43 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to Alt-A RMBS were immaterial.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. The steep pace of increases observed in this time frame relented, and the percentage of delinquent loans has generally declined since, with any increases relatively short-lived. Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. Spread performance has been generally reflective of the positive overall environment for commercial real estate, although not immune to periods of volatility.  The first half of 2018 for CMBS can be best characterized by issuance stability and liquid market conditions, while the mix of types of issues (agency versus private label and, within private label, SASB versus conduit) has continued to evolve.

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

As of June 30, 2018, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1 billion, $1 billion and $5 million, respectively. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $652 million, $648 million and $1 million, respectively.

As of June 30, 2018, Other ABS was broadly diversified both by type and issuer with nonconsolidated collateralized loan obligations ("CLOs") and automobile receivables, comprising 72.5% and 0.8%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs and automobile receivables, comprising 2.5%, 61.6% and 4.5%, respectively, of total Other ABS, excluding subprime exposure.

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

As of June 30, 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 3.5 times and a weighted average LTV ratio of 61.8%. As of December 31, 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.8%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of June 30, 2018, the Company's total European exposure had an amortized cost and fair value of $2,768 million and $2,797 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $245 million, which includes non-financial institutions exposure in Ireland of $75 million, in Italy of $87 million, and in Spain of $59 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,552 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2018, our non-peripheral sovereign exposure was $112 million, which consisted of fixed maturities. We also had $353 million in net exposure to non-peripheral financial institutions with a concentration in France of $56 million, The Netherlands of $42 million, Switzerland of $60 million and the United Kingdom of $177 million. The balance of $2,087 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,301 million, in The Netherlands of $273 million, in Belgium of $174 million, in France of $137 million, in Germany of $181 million, in Switzerland of $205 million and in Russia of $62 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of June 30, 2018, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. As of December 31, 2017, we had an outstanding receivable of $80 million and no outstanding payable. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 51.6% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2018, VRIAC had securities lending collateral assets of $687 million, which represents approximately 0.6% of its general account statutory admitted assets. As of December 31, 2017, VRIAC had securities lending collateral assets of $733 million, which represents approximately 0.7% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2018 and 2017, VRIAC did not receive any capital contributions from its Parent.

On May 3, 2018, VRIAC declared an ordinary dividend in the amount of $126 million, which was paid to its parent on May 25, 2018. During the six months ended June 30, 2017, VRIAC paid an ordinary dividend in the amount of $261 million to its Parent.

On March 28, 2018, VFP paid a $20 million dividend to VRIAC, its Parent and on June 28, 2018, VFP paid a $20 million dividend to VRIAC. During the six months ended June 30, 2017, VFP paid dividends of $40 million to VRIAC.

On May 25, 2018, DSL paid a $49 million dividend to VRIAC, its Parent.

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

Ratings actions affirmation or outlook changes by S&P, Fitch, Moody’s or A.M. Best from December 31, 2017 through June 30, 2018 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•	On June 4, 2018, A.M. Best removed the financial strength rating of VRIAC from under review with developing implications and instead, affirmed the financial strength rating with a stable outlook.

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

Legislative and Regulatory Developments

As a result of Tax Reform, the National Association of Insurance Commissioners (“NAIC”) determined that it needed to update the factors affecting risk-based capital (“RBC”) requirements, including ours, to reflect the lowering of the top corporate tax rate from 35% to 21%. Adjusting these factors in light of Tax Reform will result in an increase in the amount of capital we are required to maintain to satisfy our RBC requirements. On June 28, 2018, the NAIC adopted the required changes, which will become effective on December 31, 2018. We currently expect to be in compliance with these new requirements as of the December 31, 2018 effective date.

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

Changes in Internal Control Over Financial Reporting

On June 1, 2018, VRIAC's ultimate parent, Voya Financial, completed the sale (the "Transaction") of its two subsidiaries Voya Insurance and Annuity Company ("VIAC") and Directed Services LLC ("DSL") to Venerable Holdings, Inc. ("Venerable"), a subsidiary of VA Capital Company LLC ("VA Capital"). Upon consummation of the Transaction, Voya Financial entered into services arrangements with Venerable whereby Venerable or its affiliates will provide certain services, which include operational, administrative, financial reporting and actuarial valuation services. Voya Financial retains full responsibility and will continue to oversee the calculations and methodologies that impact the financial control environment. These services which were previously performed in-house affect aspects of Voya Financial and the Company's financial controls. Consequently, Voya Financial and the Company have concluded that entry into these services arrangements constitute a material change in the Company’s internal control over financial reporting for purposes of Rule 13a-15(d) of the Exchange Act. Other than the change noted above, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

See Exhibit Index on page 83 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2018			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neill
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

