Form 10-Q
period 2018-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2018-11-14
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2018, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2018

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
Condensed Consolidated Balance Sheets
September 30, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,313 as of 2018 and $21,774 as of 2017)	$22,586	$23,141
Fixed maturities, at fair value using the fair value option	1,090	941
Equity securities, at fair value (cost of $48 as of 2018 and $45 as of 2017)	62	60
Short-term investments	—	25
Mortgage loans on real estate, net of valuation allowance of $1 as of 2018 and 2017	5,016	4,910
Policy loans	212	214
Limited partnerships/corporations	570	411
Derivatives	192	136
Securities pledged (amortized cost of $938 as of 2018 and $864 as of 2017)	985	960
Other investments	39	—
Total investments	30,752	30,798
Cash and cash equivalents	217	288
Short-term investments under securities loan agreements, including collateral delivered	801	765
Accrued investment income	333	304
Premiums receivable and reinsurance recoverable	1,423	1,496
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,077	766
Notes receivable from affiliate	—	175
Short-term loan to affiliate	—	80
Due from affiliates	55	60
Property and equipment	63	64
Other assets	172	140
Assets held in separate accounts	76,398	73,036
Total assets	$111,291	$107,972

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	September 30, 2018	December 31, 2017
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$30,149	$29,669
Payable for securities purchased	88	79
Payables under securities loan agreements, including collateral held	935	845
Short-term debt	1	—
Long-term debt	4	5
Due to affiliates	56	61
Derivatives	85	85
Current income tax payable to Parent	2	23
Deferred income taxes	58	187
Other liabilities	248	401
Liabilities related to separate accounts	76,398	73,036
Total liabilities	108,024	104,391

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2018 and 2017; $50 par value per share)	3	3
Additional paid-in capital	2,728	2,730
Accumulated other comprehensive income (loss)	201	818
Retained earnings (deficit)	335	30
Total shareholder's equity	3,267	3,581
Total liabilities and shareholder's equity	$111,291	$107,972

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net investment income	$425	$379	$1,204	$1,136
Fee income	177	170	526	537
Premiums	13	11	35	35
Broker-dealer commission revenue	1	42	69	128
Net realized capital gains (losses):
Total other-than-temporary impairments	(6)	—	(15)	—
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—
Net other-than-temporary impairments recognized in earnings	(6)	—	(16)	—
Other net realized capital gains (losses)	(38)	(42)	(198)	(145)
Total net realized capital gains (losses)	(44)	(42)	(214)	(145)
Other revenue	6	(1)	8	1
Total revenues	578	559	1,628	1,692
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	227	240	625	720
Operating expenses	183	194	469	605
Broker-dealer commission expense	1	42	69	128
Net amortization of Deferred policy acquisition costs and Value of business acquired	(28)	84	54	220
Total benefits and expenses	383	560	1,217	1,673
Income (loss) before income taxes	195	(1)	411	19
Income tax expense (benefit)	34	(13)	64	(21)
Net income (loss)	$161	$12	$347	$40

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$161	$12	$347	$40
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(83)	70	(783)	354
Other-than-temporary impairments	1	—	8	2
Pension and other postretirement benefits liability	(1)	(1)	(2)	(2)
Other comprehensive income (loss), before tax	(83)	69	(777)	354
Income tax expense (benefit) related to items of other comprehensive income (loss)	(24)	24	(172)	123
Other comprehensive income (loss), after tax	(59)	45	(605)	231
Comprehensive income (loss)	$102	$57	$(258)	$271

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2018	$3	$2,730	$818	$30	$3,581
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	72	72
Adjustment for adoption of ASU 2016-01	—	—	(12)	12	—
Balance as of January 1, 2018 - As adjusted	3	2,730	806	114	3,653
Comprehensive income (loss):
Net income (loss)	—	—	—	347	347
Other comprehensive income (loss), after tax	—	—	(605)	—	(605)
Total comprehensive income (loss)					(258)
Dividends paid and distributions of capital	—	—	—	(126)	(126)
Employee related benefits	—	(2)	—	—	(2)
Balance as of September 30, 2018	$3	$2,728	$201	$335	$3,267

Balance as of January 1, 2017	$3	$2,994	$560	$(180)	$3,377
Comprehensive income (loss):
Net income (loss)	—	—	—	40	40
Other comprehensive income (loss), after tax	—	—	231	—	231
Total comprehensive income (loss)					271
Dividends paid and distributions of capital	—	(261)	—	—	(261)
Employee related benefits	—	1	—	—	1
Balance as of September 30, 2017	$3	$2,734	$791	$(140)	$3,388

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$944	$678
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,976	3,293
Equity securities	—	—
Mortgage loans on real estate	429	351
Limited partnerships/corporations	63	59
Acquisition of:
Fixed maturities	(3,881)	(3,261)
Equity securities	(3)	(2)
Mortgage loans on real estate	(535)	(964)
Limited partnerships/corporations	(209)	(87)
Derivatives, net	(10)	200
Policy loans, net	2	5
Short-term investments, net	25	29
Short-term loan to affiliate, net	80	—
Collateral received (delivered), net	54	(185)
Other investments, net	(41)	—
Net cash used in investing activities	(1,050)	(562)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,560	1,911
Maturities and withdrawals from investment contracts	(2,379)	(1,979)
Settlements on deposit contracts	(20)	(49)
Dividends paid and distributions of capital	(126)	(261)
Net cash provided by (used in) financing activities	35	(378)
Net decrease in cash and cash equivalents	(71)	(262)
Cash and cash equivalents, beginning of period	288	561
Cash and cash equivalents, end of period	$217	$299

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

On June 1, 2018, VRIAC's ultimate parent, Voya Financial, consummated a series of transactions (collectively, the "Transaction'') pursuant to a Master Transaction Agreement dated December 20, 2017 (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the Transaction, VA Capital's wholly owned subsidiary Venerable Holdings Inc. ("Venerable") acquired certain of Voya Financial's assets, including all of the shares of capital stock of Voya Insurance and Annuity Company ("VIAC"), the Company's Iowa-domiciled insurance affiliate, as well as the membership interests of DSL, the Company's broker-dealer subsidiary. Following the closing of the Transaction, VRIAC acquired a 9.99% equity interest in VA Capital.

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

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries VFP and DSL. Intercompany transactions and balances have been eliminated. As of June 1, 2018, DSL was divested pursuant to the Transaction.

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2018, its results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and its changes in shareholder's equity and statements of cash flows for the nine months ended September 30, 2018 and 2017, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

Financial services revenue is disaggregated by type of service in the following table and represents approximately 8.8% and 11.6% of total revenue for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2018, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Service Line
Recordkeeping & administration	$29	$86
Distribution & shareholder servicing	22	103
Total financial services revenue	$51	$189

Receivables of $52 are included in Other assets on the Condensed Consolidated Balance Sheet as of September 30, 2018.

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

As of September 30, 2018, contract cost assets were $92. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts, which typically range from 5 to 15 years. This method is consistent with the transfer of services to which the assets relate. For the three and nine months ended September 30, 2018, amortization expenses of $5 and $14, respectively, were recorded in Operating expenses in the Condensed Consolidated Statements of Operations. There was no impairment loss in relation to the contract costs capitalized.

Adoption of New Pronouncements

Derecognition of Nonfinancial Assets
In February 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-05, "Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (ASC Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance & Accounting for Partial Sales of Nonfinancial Assets" ("ASU 2017-05"), which requires entities to apply certain recognition and measurement principles in ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" (see Revenue from Contracts with Customers below) when they derecognize nonfinancial assets and in substance nonfinancial assets through sale or transfer, and the counterparty is not a customer.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (ASC Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on eight specific cash flow issues.

The provisions of ASU 2016-15 were adopted on January 1, 2018 using the retrospective approach. The adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

Share-Based Compensation
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (ASC Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which simplifies the accounting for share-based payment award transactions with respect to:

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

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities. For the nine months ended September 30, 2017, the Company had no excess tax benefits.

The adoption of the remaining provisions of ASU 2016-09 had no effect on the Company's financial condition, results of operations, or cash flows.

Financial Instruments - Recognition and Measurement
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (ASC Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which requires:

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

Comparative information has not been adjusted and continues to be reported under previous revenue recognition guidance. As of September 30, 2018 the adoption of ASU 2014-09 resulted in a $92 increase in Other assets, offset by a related $19 decrease in Deferred income taxes, resulting in a net $73 increase to Retained earnings (deficit) on the Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2018, the adoption resulted in an increase of $1 and $2, respectively, in Operating expenses on the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2018, adopting the provisions of ASU 2014-09 had no impact on Net cash provided by operating activities.

Future Adoption of Accounting Pronouncements

Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (ASC Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"), which requires a customer in a hosting arrangement that is a service contract to follow the guidance for internal-use software projects to determine which implementation costs to capitalize as an asset. Capitalized implementation costs are required to be expensed over the term of the hosting arrangement. In addition, a customer is required to apply the impairment and abandonment guidance for long-lived assets to the capitalized implementation costs. Balances related to capitalized implementation costs must be presented in the same financial statement line items as other hosting arrangement balances, and additional disclosures are required.

The provisions of ASU 2018-15 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Initial adoption of ASU 2018-15 is required to be reported on a prospective or retrospective basis. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-15.

Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which simplifies certain disclosure requirements for fair value measurement.

The provisions of ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, including interim periods, with early adoption permitted. The transition method varies by provision. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-13.

Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, "Financial Services - Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts" ("ASU 2018-12"), which changes the measurement and disclosures of insurance liabilities and deferred acquisition costs for long-duration contracts issued by insurers, as follows:

•
Requires insurers to review and, if necessary, update cash flow assumptions at least annually when measuring the liability for future policy benefits for nonparticipating traditional and limited payment insurance contracts. The effect of updating cash flow assumptions will be measured on a retrospective catch-up basis and presented in the Statement of operations in the period in which the update is made. The rate used to discount the liability for future policy benefits will be required to be updated quarterly, with related changes in the liability recorded in Accumulated other comprehensive income. The

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

application of periodic assumption updates for nonparticipating traditional and limited payment insurance contracts is significantly different from the current accounting approach for such liabilities, which is based on assumptions that are locked in at contract inception unless a premium deficiency occurs. The discount rate will be based on an upper-medium grade fixed-income corporate instrument yield reflecting the duration characteristics of the relevant liabilities. Under the current accounting guidance, the liability discount rate is based on expected yields on the underlying investment portfolio held by the insurer.

•
Creates a new category of benefit features called market risk benefits, defined as features that protect contract holders from capital market risk and expose the insurers to that risk. Market risk benefits will be required to be measured at fair value, with changes in fair value recognized in the Statement of operations, except for changes in fair value attributable to changes in the instrument-specific credit risk, which will be recorded in Accumulated other comprehensive income. Under the current accounting guidance, certain features that are expected to meet the definition of market risk benefits are accounted for as either insurance liabilities or embedded derivatives.

•
Requires DAC (and other balances that refer to the DAC model, such as deferred sales inducement costs and unearned revenue liabilities) for all long-duration contracts to be measured on a basis that is constant relative to the value of insurance in force over the expected life of the contract. This approach is intended to approximate straight-line amortization and cannot be based on revenue or profits as it is under the current accounting model. ASU 2018-12 did not change the existing accounting guidance related to VOBA and net cost of reinsurance, which allows, but does not require, insurers to amortize such balances on a basis consistent with DAC.

•
Significantly expands interim and annual disclosures, including requirements for disaggregated rollforwards of the liability for future policy benefits, contract owner account balances, market risk benefits, and DAC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions.

The provisions of ASU 2018-12 are effective for fiscal years beginning after December 15, 2020, including interim periods, with early adoption permitted. Initial adoption of the changes to the liability for future policy benefits and deferred acquisition costs is required to be reported using either a retrospective or modified retrospective approach. For the changes to market risk benefits, retrospective application is required. The Company is currently in the process of evaluating the provisions of ASU 2018-12. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

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
Derivatives & Hedging
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic ASC 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which enables entities to better portray risk management activities in their financial statements, as follows:

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

In addition, in October 2018 the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic ASC 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2018-16"), which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The provisions of ASU 2017-12 and ASU 2018-16 are effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-12 is required to be reported using a modified retrospective approach, with the exception of the presentation and disclosure requirements which are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-12 and ASU 2018-16.

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

Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which:

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

The provisions of ASU 2016-02 are effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. In July 2018, the FASB issued an amendment that adds an optional transition method to apply the guidance on a modified retrospective basis at the adoption date, which is January 1, 2019. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-02.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2018:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$451	$69	$—	$—	$520	$—
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	752	13	14	—	751	—
U.S. corporate public securities	7,924	354	116	—	8,162	—
U.S. corporate private securities	3,757	86	96	—	3,747	—
Foreign corporate public securities and foreign governments(1)	2,555	83	51	—	2,587	—
Foreign corporate private securities(1)	3,193	52	74	—	3,171	—
Residential mortgage-backed securities:
Agency	1,930	42	38	4	1,938	—
Non-Agency	907	45	8	4	948	3
Total Residential mortgage-backed securities	2,837	87	46	8	2,886	3
Commercial mortgage-backed securities	1,731	9	42	—	1,698	—
Other asset-backed securities	1,141	5	7	—	1,139	2
Total fixed maturities, including securities pledged	24,341	758	446	8	24,661	5
Less: Securities pledged	938	62	15	—	985	—
Total fixed maturities	$23,403	$696	$431	$8	$23,676	$5
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
(4) Amount excludes $131 of net unrealized gains on impaired available-for-sale securities.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2018, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$541	$547
After one year through five years	4,012	4,057
After five years through ten years	5,937	5,889
After ten years	8,142	8,445
Mortgage-backed securities	4,568	4,584
Other asset-backed securities	1,141	1,139
Fixed maturities, including securities pledged	$24,341	$24,661

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2018 and December 31, 2017, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2018
Communications	$1,151	$63	$14	$1,200
Financial	2,830	116	40	2,906
Industrial and other companies	7,643	198	154	7,687
Energy	1,867	85	47	1,905
Utilities	2,850	82	62	2,870
Transportation	744	20	14	750
Total	$17,085	$564	$331	$17,318

December 31, 2017
Communications	$1,145	$114	$1	$1,258
Financial	2,750	185	4	2,931
Industrial and other companies	7,953	532	65	8,420
Energy	1,970	159	33	2,096
Utilities	2,725	216	11	2,930
Transportation	697	52	2	747
Total	$17,240	$1,258	$116	$18,382

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
The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2018 and December 31, 2017, approximately 52.3% and 52.1%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of September 30, 2018 and December 31, 2017, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2018 and December 31, 2017, the fair value of loaned securities was $809 and $799, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2018 and December 31, 2017, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $774 and $744, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, liabilities to return collateral of $774 and $744, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2018 and December 31, 2017, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $63 and $61, respectively.

The following table presents borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	September 30, 2018 (1)(2)	December 31, 2017 (1)(2)
U.S. Treasuries	$158	$177
U.S. corporate public securities	492	460
Foreign corporate public securities and foreign governments	187	168
Payables under securities loan agreements	$837	$805
(1) As of September 30, 2018 and December 31, 2017, borrowings under securities lending transactions include cash collateral of $774 and $744, respectively.
(2) As of September 30, 2018 and December 31, 2017, borrowings under securities lending transactions include non-cash collateral of $63 and $61, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $570 and $411 as of September 30, 2018 and December 31, 2017, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2018:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—	$2	$—	*	$13	$—	*	$15	$—	*
State, municipalities and political subdivisions	217	4	111	4		80	6		408	14
U.S. corporate public securities	1,238	20	1,487	59		377	37		3,102	116
U.S. corporate private securities	597	6	821	27		569	63		1,987	96
Foreign corporate public securities and foreign governments	459	8	632	30		109	13		1,200	51
Foreign corporate private securities	757	33	576	24		173	17		1,506	74
Residential mortgage-backed	281	4	211	12		399	30		891	46
Commercial mortgage-backed	612	8	407	21		190	13		1,209	42
Other asset-backed	547	4	125	2		43	1		715	7
Total	$4,708	$87	$4,372	$179		$1,953	$180		$11,033	$446
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2017:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$18	$—	*	$—	$—	$12	$—	*	$30	$—	*
State, municipalities and political subdivisions	34	—		1	—	91	4		126	4
U.S. corporate public securities	504	11		—	—	304	15		808	26
U.S. corporate private securities	226	2		46	2	499	34		771	38
Foreign corporate public securities and foreign governments	148	1		5	—	99	8		252	9
Foreign corporate private securities	135	38		13	—	161	7		309	45
Residential mortgage-backed	263	5		26	1	438	13		727	19
Commercial mortgage-backed	436	5		19	—	50	1		505	6
Other asset-backed	95	1		9	—	38	—		142	1
Total	$1,859	$63		$119	$3	$1,692	$82		$3,670	$148
*Less than $1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 91.5% and 95.4% of the average book value as of September 30, 2018 and December 31, 2017, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2018
Six months or less below amortized cost	$4,762	$75	$71	$24	918	15
More than six months and twelve months or less below amortized cost	4,548	15	178	4	921	1
More than twelve months below amortized cost	1,999	80	148	21	402	5
Total	$11,309	$170	$397	$49	2,241	21

December 31, 2017
Six months or less below amortized cost	$1,883	$67	$30	$38	433	7
More than six months and twelve months or less below amortized cost	128	7	4	2	37	1
More than twelve months below amortized cost	1,661	72	53	21	335	7
Total	$3,672	$146	$87	$61	805	15

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses			Number of Securities
	< 20%	> 20%	< 20%		> 20%	< 20%	> 20%
September 30, 2018
U.S. Treasuries	$15	$—	$—	*	$—	5	—
State, municipalities and political subdivisions	422	—	14		—	184	—
U.S. corporate public securities	3,197	21	111		5	655	2
U.S. corporate private securities	2,017	66	78		18	220	2
Foreign corporate public securities and foreign governments	1,238	13	48		3	267	3
Foreign corporate private securities	1,524	56	54		20	132	3
Residential mortgage-backed	924	13	43		3	368	10
Commercial mortgage-backed	1,251	—	42		—	238	—
Other asset-backed	721	1	7		—	172	1
Total	$11,309	$170	$397		$49	2,241	21

December 31, 2017
U.S. Treasuries	$30	$—	$—	*	$—	6	—
State, municipalities and political subdivisions	130	—	4		—	96	—
U.S. corporate public securities	828	6	24		2	167	2
U.S. corporate private securities	743	66	18		20	71	2
Foreign corporate public securities and foreign governments	254	7	7		2	61	1
Foreign corporate private securities	288	66	8		37	35	6
Residential mortgage-backed	746	—	19		—	194	3
Commercial mortgage-backed	511	—	6		—	131	—
Other asset-backed	142	1	1		—	44	1
Total	$3,672	$146	$87		$61	805	15
*Less than $1.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of September 30, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring. As of December 31, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post modification carrying value of $3.

As of September 30, 2018 and December 31, 2017, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2018			December 31, 2017
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$5,013	$5,017	$4	$4,907	$4,911
Collective valuation allowance for losses	N/A	(1)	(1)	N/A	(1)	(1)
Total net commercial mortgage loans	$4	$5,012	$5,016	$4	$4,906	$4,910
N/A- Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2018 and 2017.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2018	December 31, 2017
Collective valuation allowance for losses, balance at January 1	$1	$1
Addition to (reduction of) allowance for losses	—	—
Collective valuation allowance for losses, end of period	$1	$1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2018	December 31, 2017
Impaired loans without allowances for losses	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$6	$6

As of September 30, 2018 and December 31, 2017 the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2018 and December 31, 2017.

There were no loans 30 days or less in arrears, with respect to principal and interest as of September 30, 2018 and December 31, 2017.

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2018	2017
Impaired loans, average investment during the period (amortized cost)(1)	$4	$4
Interest income recognized on impaired loans, on an accrual basis(1)	—	—
Interest income recognized on impaired loans, on a cash basis(1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
(1)Includes amounts for Troubled debt restructured loans.
	Nine Months Ended September 30,
	2018	2017
Impaired loans, average investment during the period (amortized cost)(1)	$4	$5
Interest income recognized on impaired loans, on an accrual basis(1)	—	—
Interest income recognized on impaired loans, on a cash basis(1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2018 (1)	December 31, 2017 (1)
Loan-to-Value Ratio:
0% - 50%	$346	$341
>50% - 60%	1,255	1,256
>60% - 70%	2,973	3,042
>70% - 80%	405	262
>80% and above	38	10
Total Commercial mortgage loans	$5,017	$4,911
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2018 (1)	December 31, 2017 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$3,846	$3,902
>1.25x - 1.5x	392	340
>1.0x - 1.25x	686	600
Less than 1.0x	53	54
Commercial mortgage loans secured by land or construction loans	40	15
Total Commercial mortgage loans	$5,017	$4,911
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$983	19.6%	$985	20.1%
South Atlantic	1,039	20.7%	982	20.0%
Middle Atlantic	1,050	20.9%	1,097	22.4%
West South Central	597	11.9%	552	11.2%
Mountain	470	9.4%	457	9.3%
East North Central	486	9.7%	468	9.5%
New England	75	1.5%	77	1.6%
West North Central	278	5.5%	243	4.9%
East South Central	39	0.8%	50	1.0%
Total Commercial mortgage loans	$5,017	100.0%	$4,911	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	September 30, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,346	26.9%	$1,383	28.1%
Industrial	1,326	26.4%	1,326	27.0%
Apartments	1,120	22.3%	948	19.3%
Office	786	15.7%	829	16.9%
Hotel/Motel	181	3.6%	177	3.6%
Mixed Use	47	0.9%	52	1.1%
Other	211	4.2%	196	4.0%
Total Commercial mortgage loans	$5,017	100.0%	$4,911	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table presents mortgages by year of origination as of the dates indicated:

	September 30, 2018 (1)	December 31, 2017 (1)
Year of Origination:
2018	$319	$—
2017	1,140	1,086
2016	901	867
2015	662	703
2014	499	538
2013	599	644
2012 and prior	897	1,073
Total Commercial mortgage loans	$5,017	$4,911
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2018		2017
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$5	2	$—		—
Foreign corporate private securities(1)	—	—	—	*	1
Residential mortgage-backed	1	20	—	*	5
Commercial mortgage-backed	—	—	—		—
Total	$6	22	$—	*	6
(1) Primarily U.S. dollar denominated.
*Less than $1.
	Nine Months Ended September 30,
	2018		2017
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$5	2	$—	*	1
Foreign corporate private securities(1)	9	1	—	*	1
Residential mortgage-backed	2	40	—	*	13
Commercial mortgage-backed	—	—	—	*	1
Total	$16	43	$—	*	16
(1) Primarily U.S. dollar denominated.
*Less than $1.

The above table includes $10 of write-downs related to credit impairments for the nine months ended September 30, 2018, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. There were immaterial write-downs related credit impairments for the three months ended September 30, 2018. The remaining $6 in write-downs for the three and nine months ended September 30, 2018 are related to intent impairments.

The above table includes immaterial write-downs related to credit impairments for the three and nine months months ended September 30, 2017. The remaining write-downs for the three and nine months ended September 30, 2017 related to intent impairments are immaterial.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2018		2017
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$5	2	$—		—
Foreign corporate private securities(1)	—	—	—		—
Residential mortgage-backed	1	14	—	*	1
Commercial mortgage-backed	—	—	—		—
Total	$6	16	$—	*	1
(1) Primarily U.S. dollar denominated.
*Less than $1.
	Nine Months Ended September 30,
	2018		2017
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$5	2	$—	*	1
Foreign corporate private securities(1)	—	—	—		—
Residential mortgage-backed	1	19	—	*	3
Commercial mortgage-backed	—	—	—	*	1
Total	$6	21	$—	*	5
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2018	2017
Balance at July 1	$5	$7
Additional credit impairments:
On securities previously impaired	1	—
Reductions:
Increase in cash flows	—	—	*
Securities sold, matured, prepaid or paid down	1	—
Balance at September 30	$5	$7
*Less than $1.
	Nine Months Ended September 30,
	2018	2017
Balance at January 1	$16	$9
Additional credit impairments:
On securities previously impaired	1	—
Reductions:
Increase in cash flows	—	—	*
Securities sold, matured, prepaid or paid down	12	2
Balance at September 30	$5	$7
*Less than $1.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed maturities	$347	$324	$1,011	$975
Equity securities	2	1	4	4
Mortgage loans on real estate	57	53	164	157
Policy loans	2	2	7	8
Short-term investments and cash equivalents	—	—	2	—
Other	37	16	71	43
Gross investment income	445	396	1,259	1,187
Less: Investment expenses	20	17	55	51
Net investment income	$425	$379	$1,204	$1,136

As of September 30, 2018 and December 31, 2017, the Company had $1 and $3, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed maturities, available-for-sale, including securities pledged	$(9)	$(2)	$(42)	$(23)
Fixed maturities, at fair value option	(80)	(50)	(261)	(147)
Equity securities	(1)	—	(1)	—
Derivatives	23	4	34	11
Embedded derivatives - fixed maturities	(1)	(1)	(5)	(4)
Guaranteed benefit derivatives	24	7	56	18
Other investments	—	—	5	—
Net realized capital gains (losses)	$(44)	$(42)	$(214)	$(145)
After-tax net realized capital gains (losses)	$(41)	$(28)	$(181)	$(94)

For the three and nine months ended September 30, 2018, the change in fair value of equity securities still held as of September 30, 2018 was $(1).

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds on sales	$120	$551	$1,960	$2,189
Gross gains	1	6	12	17
Gross losses	4	6	31	31

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2018			December 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$35	$—	$—	$35	$—	$—
Foreign exchange contracts	584	2	40	533	—	52
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	19,575	176	38	18,769	117	20
Foreign exchange contracts	10	—	—	26	—	—
Equity contracts	103	5	4	154	9	7
Credit contracts	627	9	3	771	10	6
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	8	—	N/A	12	—
Within products	N/A	—	54	N/A	—	117
Within reinsurance agreements	N/A	—	(75)	N/A	—	(21)
Total		$200	$64		$148	$181
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2018 and December 31, 2017. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$627	$9	$3
Equity contracts	103	5	4
Foreign exchange contracts	594	2	40
Interest rate contracts	17,577	176	38
		192	85
Counterparty netting(1)		(51)	(51)
Cash collateral netting(1)		(137)	—
Securities collateral netting(1)		—	(33)
Net receivables/payables		$4	$1
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2018, the Company held $8 and $130 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2017, the Company held $11 and $74 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2018, the Company delivered $176 of securities and held no securities as collateral. As of December 31, 2017, the Company delivered $161 of securities and held no securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	2	3	6	11
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	19	1	26	(4)
Foreign exchange contracts	—	(1)	—	(1)
Equity contracts	—	—	—	1
Credit contracts	2	1	2	4
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(1)	(1)	(5)	(4)
Within products(2)	24	7	56	18
Within reinsurance agreements(3)	4	(2)	53	(18)
Total	$50	$8	$138	$7
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2018 and 2017, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company's portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2018, the fair values of credit default swaps of $9 and $3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2017, the fair values of credit default swaps of $10 and $6 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, the maximum potential future exposure to the Company was $422 and $497, respectively, on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$462	$58	$—	$520
U.S. Government agencies and authorities	—	—	—	—
State, municipalities and political subdivisions	—	751	—	751
U.S. corporate public securities	—	8,144	18	8,162
U.S. corporate private securities	—	2,907	840	3,747
Foreign corporate public securities and foreign governments(1)	—	2,577	10	2,587
Foreign corporate private securities (1)	—	3,050	121	3,171
Residential mortgage-backed securities	—	2,844	42	2,886
Commercial mortgage-backed securities	—	1,685	13	1,698
Other asset-backed securities	—	1,058	81	1,139
Total fixed maturities, including securities pledged	462	23,074	1,125	24,661
Equity securities	10	—	52	62
Derivatives:
Interest rate contracts	—	176	—	176
Foreign exchange contracts	—	2	—	2
Equity contracts	—	5	—	5
Credit contracts	—	9	—	9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,018	—	—	1,018
Assets held in separate accounts	70,409	5,933	56	76,398
Total assets	$71,899	$29,199	$1,233	$102,331
Percentage of Level to Total	70%	29%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$13	$13
Stabilizer and MCGs	—	—	41	41
Other derivatives:
Interest rate contracts	—	38	—	38
Foreign exchange contracts	—	40	—	40
Equity contracts	—	4	—	4
Credit contracts	—	3	—	3
Embedded derivative on reinsurance	—	(75)	—	(75)
Total liabilities	$—	$10	$54	$64
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR") and OIS rates. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. Valuations for the Company's futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

The discount rate used to determine the fair value of the embedded derivatives and stand-alone derivative includes an adjustment for nonperformance risk. The nonperformance risk adjustment incorporates a blend of observable, similarly rated peer holding company credit spreads, adjusted to reflect the credit quality of the Company, the issuer of the guarantee, as well as an adjustment to reflect the non-default spreads and the priority and recovery rates of policyholder claims.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2018 and 2017. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended September 30, 2018
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$18	$—	$—	$—	$—	$—	$—	$—	$—	$18	$—
U.S. Corporate private securities	738	—	(7)	62	—	—	(5)	60	(8)	840	—
Foreign corporate public securities and foreign governments(1)	—	—	—	10	—	—	—	—	—	10	—
Foreign corporate private securities(1)	122	—	(4)	8	—	—	(9)	4	—	121	—
Residential mortgage-backed securities	33	(2)	—	20	—	—	—	—	(9)	42	(2)
Commercial mortgage-backed securities	16	—	—	13	—	—	—	—	(16)	13	—
Other asset-backed securities	97	—	—	11	—	—	(1)	—	(26)	81	—
Total fixed maturities, including securities pledged	1,024	(2)	(11)	124	—	—	(15)	64	(59)	1,125	(2)
Equity securities	53	(1)	—	—	—	—	—	—	—	52	(1)
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(63)	24	—	—	(1)	—	(1)	—	—	(41)	—
FIA(2)	(16)	—	—	—	—	—	3	—	—	(13)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1	—	—	—	—	(1)	—	—	—	—	—
Assets held in separate accounts(5)	38	—	—	23	—	—	—	—	(5)	56	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$26	$—	$—	$3	$—	$(5)	$—	$—	$(6)	$18	$—
U.S. Corporate private securities	642	—	(29)	165	—	(5)	(9)	84	(8)	840	—
Foreign corporate public securities and foreign governments(1)	—	—	—	10	—	—	—	—	—	10	—
Foreign corporate private securities(1)	92	(8)	17	86	—	(56)	(10)	—	—	121	(8)
Residential mortgage-backed securities	21	(5)	—	71	—	(40)	—	—	(5)	42	(5)
Commercial mortgage-backed securities	7	—	—	13	—	—	—	—	(7)	13	—
Other asset-backed securities	43	—	(2)	43	—	—	(3)	21	(21)	81	—
Total fixed maturities, including securities pledged	831	(13)	(14)	391	—	(106)	(22)	105	(47)	1,125	(13)
Equity securities	50	(1)	—	3	—	—	—	—	—	52	(1)
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(97)	58	—	—	(2)	—	—	—	—	(41)	—
FIA(2)	(20)	(2)	—	—	1	—	8	—	—	(13)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	1	—	(1)	—	—	—	—	—
Assets held in separate accounts(5)	11	—	—	50	—	—	—	—	(5)	56	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2017
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$27	$—	$—	$—	$—	$—	$—	$—	$—	$27	$—
U.S. Corporate private securities	595	—	1	2	—	(1)	(10)	12	—	599	—
Foreign corporate private securities(1)	128	—	(1)	14	—	—	—	—	—	141	—
Residential mortgage-backed securities	37	(2)	—	9	—	—	—	—	(17)	27	(2)
Commercial mortgage-backed securities	6	—	—	8	—	—	—	—	(6)	8	—
Other asset-backed securities	36	—	—	32	—	—	—	—	(24)	44	—
Total fixed maturities, including securities pledged	829	(2)	—	65	—	(1)	(10)	12	(47)	846	(2)
Equity securities, available-for-sale	51	—	—	—	—	—	—	—	—	51	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(141)	8	—	—	(1)	—	—	—	—	(134)	—
FIA(2)	(23)	(1)	—	—	—	—	1	—	—	(23)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	3	—	—	4	—	—	—	—	(1)	6	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$7	$—	$—	$11	$—	$—	$—	$9	$—	$27	$—
U.S. Corporate private securities	525	—	6	46	—	(1)	(10)	43	(10)	599	—
Foreign corporate private securities(1)	154	—	(2)	32	—	—	(10)	—	(33)	141	—
Residential mortgage-backed securities	21	(5)	—	9	—	—	—	2	—	27	(5)
Commercial mortgage-backed securities	10	—	—	8	—	—	—	—	(10)	8	—
Other asset-backed securities	27	—	1	33	—	—	(2)	—	(15)	44	—
Total fixed maturities, including securities pledged	744	(5)	5	139	—	(1)	(22)	54	(68)	846	(5)
Equity securities, available-for-sale	48	—	1	2	—	—	—	—	—	51	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(151)	20	—	—	(3)	—	—	—	—	(134)	—
FIA(2)	(23)	(2)	—	—	—	—	2	—	—	(23)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	6	—	—	10	—	(3)	—	2	(9)	6	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2018 and 2017, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Nonperformance Risk: For the estimate of the fair value of embedded derivatives associated with the Company's product guarantees, the Company uses a blend of observable, similarly rated peer holding company credit spreads, adjusted to reflect the credit quality of the Company, as well as an adjustment to reflect the non-default spreads and the priority and recovery rates of policyholder claims.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2018:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 6.3%
Nonperformance risk	0.28% to 0.95%		0.28% to 0.95%
Actuarial Assumptions:
Partial Withdrawals	0% to 7%		—
Lapses	0% to 42%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$24,661	$24,661	$25,042	$25,042
Equity securities	62	62	60	60
Mortgage loans on real estate	5,016	4,982	4,910	4,924
Policy loans	212	212	214	214
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,018	1,018	1,078	1,078
Derivatives	192	192	136	136
Notes receivable from affiliate	—	—	175	222
Short-term loan to affiliate	—	—	80	80
Other Investments	39	39	—	—
Assets held in separate accounts	76,398	76,398	73,036	73,036
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	25,442	28,183	25,314	29,431
Funding agreements with fixed maturities	627	636	—	—
Supplementary contracts, immediate annuities and other	340	377	365	418
Deposit liabilities	77	114	135	198
Derivatives:
Guaranteed benefit derivatives:
FIA	13	13	20	20
Stabilizer and MCGs	41	41	97	97
Other derivatives	85	85	85	85
Short-term debt	1	1	—	—
Long-term debt	4	4	5	5
Embedded derivatives on reinsurance	(75)	(75)	(21)	(21)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2018
	DAC	VOBA		Total
Balance as of January 1, 2018	$385	$367		$752
Deferrals of commissions and expenses	40	5		45
Amortization:
Amortization, excluding unlocking	(55)	(55)		(110)
Unlocking (1)	(25)	26		1
Interest accrued	26	29	(2)	55
Net amortization included in the Condensed Consolidated Statements of Operations	(54)	—		(54)
Change due to unrealized capital gains/losses on available-for-sale securities	144	174		318
Balance as of September 30, 2018	$515	$546		$1,061

	2017
	DAC	VOBA		Total
Balance as of January 1, 2017	$477	$537		$1,014
Deferrals of commissions and expenses	55	4		59
Amortization:
Amortization, excluding unlocking	(57)	(68)		(125)
Unlocking (1)	(60)	(97)		(157)
Interest accrued	28	34	(2)	62
Net amortization included in the Condensed Consolidated Statements of Operations	(89)	(131)		(220)
Change due to unrealized capital gains/losses on available-for-sale securities	(68)	(67)		(135)
Balance as of September 30, 2017	$375	$343		$718

(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Additionally, the 2018 amounts include unfavorable unlocking of DAC and VOBA of $25 and $26, respectively, associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions. The 2017 amounts include unfavorable unlocking for DAC and VOBA of $80 and $140, respectively, associated with consent acceptances received from customers and expected future acceptances of customer consents to changes related to guaranteed minimum interest rate provisions of certain retirement plan contracts with fixed investment options.
(2) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2018 and 2017.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	September 30,
	2018	2017
Fixed maturities, net of OTTI	$312	$1,433
Equity securities	—	16
Derivatives	117	147
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(114)	(459)
Premium deficiency reserve adjustment	(58)	(117)
Other	—	—
Unrealized capital gains (losses), before tax	257	1,020
Deferred income tax asset (liability)	(59)	(234)
Unrealized capital gains (losses), after tax	198	786
Pension and other postretirement benefits liability, net of tax	3	5
AOCI	$201	$791

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(124)		$35	$(89)
Equity securities	—	(2)	—	—
Other	—		—	—
OTTI	1		(1)	—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	9		(2)	7
DAC/VOBA and Sales inducements	31		(7)	24
Premium deficiency reserve adjustment	3		(1)	2
Change in unrealized gains/losses on available-for-sale securities	(80)		24	(56)

Derivatives:
Derivatives	4	(1)	(1)	3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains/losses on derivatives	(2)		—	(2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$(83)		$24	$(59)

(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(2) Balance reclassified to Retained earnings due to adoption of ASU 2016-01.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2018
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,188)		$259	(4)	$(929)
Equity securities	—	(3)	—		—
Other	(5)		1		(4)
OTTI	8		(2)		6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	42		(9)		33
DAC/VOBA and Sales inducements	318	(1)	(67)		251
Premium deficiency reserve adjustment	57		(12)		45
Change in unrealized gains/losses on available-for-sale securities	(768)		170		(598)

Derivatives:
Derivatives	11	(2)	(2)		9
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(18)		4		(14)
Change in unrealized gains/losses on derivatives	(7)		2		(5)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(2)		—		(2)
Change in pension and other postretirement benefits liability	(2)		—		(2)
Change in Other comprehensive income (loss)	$(777)		$172		$(605)

(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(3) Balance reclassified to Retained earnings due to adoption of ASU 2016-01.
(4) Amount includes $12 valuation allowance. See the Income Taxes Note these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$105		$(37)	$68
Equity securities	—		—	—
Other	—		—	—
OTTI	—		—	—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	3		(1)	2
DAC/VOBA and Sales inducements	(9)		3	(6)
Premium deficiency reserve adjustment	(6)		3	(3)
Change in unrealized gains/losses on available-for-sale securities	93		(32)	61

Derivatives:
Derivatives	(17)	(1)	5	(12)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		2	(4)
Change in unrealized gains/losses on derivatives	(23)		7	(16)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		1	—
Change in pension and other postretirement benefits liability	(1)		1	—
Change in Other comprehensive income (loss)	$69		$(24)	$45

(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$546		$(190)	$356
Equity securities	1		—	1
Other	—		—	—
OTTI	2		(1)	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	23		(8)	15
DAC/VOBA and Sales inducements	(135)	(1)	47	(88)
Premium deficiency reserve adjustment	(27)		10	(17)
Change in unrealized gains/losses on available-for-sale securities	410		(142)	268

Derivatives:
Derivatives	(36)	(2)	12	(24)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(18)		6	(12)
Change in unrealized gains/losses on derivatives	(54)		18	(36)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(2)		1	(1)
Change in pension and other postretirement benefits liability	(2)		1	(1)
Change in Other comprehensive income (loss)	$354		$(123)	$231

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"). Tax Reform makes broad changes to U.S. federal tax law, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing the computations of the dividends received deduction, tax reserves, and deferred acquisition costs; (3) eliminating the net operating loss ("NOL") carryback and limiting the NOL carryforward deduction to 80% of taxable income for losses arising in taxable years beginning after December 31, 2017; and (4) changing how alternative minimum tax ("AMT") credits can be realized. Tax Reform eliminated the corporate AMT and allows the credit carryforward to be refunded over the next 4 years. The refund, however, is subject to reduction based on a sequestration rate of 6.6%, set pursuant to the Balanced Budget and Emergency Deficit Control Act of 1985, as amended.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows the Company to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to the provisional estimate and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.

In 2017 in reliance on SAB 118, the Company provisionally remeasured its deferred tax assets and liabilities based on the 21% tax rate at which they are expected to reverse in the future. Prior to the current quarter, the Company recorded an adjustment to the provisional estimate related to the calculation of tax reserves and AMT sequestration. During the current quarter, the Company recorded a final adjustment to the provisional estimate related to AMT sequestration. The Company continues to analyze the effects of Tax Reform and will record adjustments and additional impacts from Tax Reform as they are identified during the measurement period as provided for in SAB 118.

The Company's effective tax rate for the three and nine months ended September 30, 2018 was 17.4% and 15.6%, respectively. The effective tax rates for these periods differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD"), partially offset by the change in the valuation allowance.

The Company's effective tax rate for the three and nine months ended September 30, 2017 was 1,128.4% and (113.4)%, respectively. The effective tax rates for these periods differed from the statutory rate of 35% primarily due to the effect of the DRD.

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

Under this agreement, the Company incurred and earned immaterial interest expense and interest income for the three months and nine months ended September 30, 2018. The Company did not incur interest expense for the three months ended September 30, 2017 and incurred immaterial interest expense for the nine months ended September 30, 2017. The Company did not earn interest income for the three months ended September 30, 2017 and earned $1 in interest income for the nine months ended September 30, 2017. As of December 31, 2017, the Company had an outstanding receivable of $80 and no outstanding payable. During the nine months ended September 30, 2018, the outstanding receivable was settled and there were no outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

For information on the Company's additional financing agreements, see the Financing Agreements Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of September 30, 2018, the Company had off-balance sheet commitments to acquire mortgage loans of $72 and purchase limited partnerships and private placement investments of $564.

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

	September 30, 2018	December 31, 2017
Fixed maturity collateral pledged to FHLB(1)	$713	$—
FHLB restricted stock(2)	39	—
Other fixed maturities-state deposits	13	13
Cash and cash equivalents	5	5
Securities pledged(3)	985	960
Total restricted assets	$1,755	$978
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $809 and $799 as of September 30, 2018 and December 31, 2017, respectively. In addition, as of September 30, 2018 and December 31, 2017, the Company delivered securities as collateral of $176 and $161, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2018, the Company had $627 in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2018, assets with a market value of approximately $713 collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

Litigation includes Dezelan v. Voya Retirement Insurance and Annuity Company (USDC District of Connecticut, No. 3:16-cv-1251)(filed July 26, 2016), a putative class action in which plaintiff, a participant in a 403(b) Plan, seeks to represent a class of plans whose assets are invested in Voya Retirement and Annuity Company ("VRIAC") "Group Annuity Contract Stable Value Funds." Plaintiff alleges that VRIAC has violated the Employee Retirement Income Security Act of 1974 ("ERISA") by charging unreasonable fees and setting its own compensation in connection with stable value products.  Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. On July 19, 2017, the district court granted the Company's motion to dismiss, but permitted the plaintiff to file an amended complaint. Plaintiff subsequently filed a first amended complaint, and the district court denied the amended complaint with prejudice on August 17, 2018. Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit on September 13, 2018.

Litigation also includes Goetz v. Voya Financial and Voya Retirement Insurance and Annuity Company (USDC District of Delaware, No. 1:17-cv-1289) (filed September 8, 2017), a putative class action in which plaintiff, a participant in a 401(k) plan, seeks to represent other participants in the plan as well as a class of similarly situated plans that "contract with [Voya] for recordkeeping and other services." Plaintiff alleges that "Voya" breached its fiduciary duty to the plan and other plan participants by charging unreasonable and excessive recordkeeping fees, and that "Voya" distributed materially false and misleading 404a-5 administrative and fund fee disclosures to conceal its excessive fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. Plaintiff filed an amended complaint on January 4, 2018, and the Company filed a motion to dismiss the amended complaint of February 8, 2018.

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

For the three and nine months ended September 30, 2018, revenues with affiliated entities related to the operating agreements disclosed in the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K and reflecting changes to certain of these operating agreements described above were $25 and $169, respectively. For the three and nine months ended September 30, 2017, revenues with affiliated entities related to the aforementioned operating agreements, as amended were $91 and $348, respectively. For the three and nine months ended September 30, 2018, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $117 and $428, respectively. For the three and nine months ended September 30, 2017, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $172 and $551, respectively.

Reinsurance Agreements

Effective January 1, 2018, the Company recaptured its coinsurance agreement with Langhorne I, LLC ("Langhorne") to manage the reserve and capital requirements in connection with a portion of its Stabilizer and Managed Custody Guarantee, which resulted in the Company recording a $74 pre-tax gain on recapture of reinsured business that was reported in Operating expenses in the Condensed Consolidated Statement of Operations. This agreement was accounted for under the deposit method.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2018 and December 31, 2017, the Company had deposit assets of $37 and $63, respectively, and deposit liabilities of $77 and $135, respectively. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets. For further information, see the Related Party Transactions Note in the Consolidated Financial Statements in Part II, Item 8. in the Company's Annual Report on Form 10-K.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2018 and 2017 and financial condition as of September 30, 2018 and December 31, 2017. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report on Form 10-K").

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

On June 1, 2018, VRIAC's ultimate parent, Voya Financial, Inc. ("Voya Financial"), consummated a series of transactions (collectively, the "Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the Transaction, VA Capital's wholly owned subsidiary Venerable Holdings, Inc. ("Venerable") acquired certain of Voya Financial's assets, including all of the shares of the capital stock of Voya Insurance and Annuity Company ("VIAC"), our Iowa-domiciled insurance affiliate, as well as the membership interests of DSL, our broker-dealer subsidiary. Following the closing of the Transaction, VRIAC acquired a 9.99% equity interest in VA Capital.

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

We derive our revenue mainly from (a) investment income earned on investments, (b) Fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (c) Premiums, (d) realized capital gains (losses) on investments and changes in fair value of embedded derivatives on product guarantees, and (e) Other revenue which includes certain other fees. Our Benefits and expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) Operating expenses, which include expenses related to the selling and servicing of the various products offered by us and other general business expenses and (c) amortization of DAC and VOBA. In addition, we collect broker-dealer commission revenues through VFP, which are, in turn, paid to broker-dealers and expensed.

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

During the third quarter of 2018 and 2017, we conducted our annual review of assumptions, including projection model inputs. These reviews resulted in net favorable unlocking of DAC and VOBA of $42 million in the current period compared to net unfavorable unlocking of DAC and VOBA of $60 million in the prior period.

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

For the nine months ended September 30, 2018, unfavorable unlocking of DAC and VOBA related to GMIR provisions was $51 million, of which $8 million was included in the results of the annual review of assumptions referenced above. For the nine months ended September 30, 2017, unfavorable unlocking of DAC and VOBA related to changes in GMIR provisions was $220 million, of which $92 million was included in the results of the annual review of assumptions referenced above.

Income Taxes

Changes in Law

Certain changes or future events, such as changes in tax legislation, geographic mix of earnings, completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates of valuation allowances, deferred taxes, tax provisions and effective tax rates.

As discussed in the Income Taxes Note to the Accompanying Condensed Consolidated Financial Statements, Tax Reform makes broad changes to U.S. federal tax law. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows us to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to the provisional estimate and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.
We relied on SAB 118 to determine the impact of Tax Reform on our net deferred tax asset position as of December 31, 2017. Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforwards. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies.
Pursuant to SAB 118, we estimated that Tax Reform resulted in a one-time decrease in our net deferred tax liability position of $116 million as of December 31, 2017. This decrease was substantially due to the remeasurement of our deferred tax assets and liabilities at 21%, the new federal corporate income tax rate at which the deferred tax assets and liabilities were expected to reverse in the future. This estimate includes the effect of a reduction in our deferred tax liability associated with accumulated other comprehensive income ("AOCI"). The Financial Accounting Standards Board ("FASB") issued guidance in February 2018 that allows reclassification of the reduction in the deferred tax liability associated with AOCI from retained earnings to AOCI. The Company continues to evaluate this new guidance, which is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.
We continue to analyze the effects of Tax Reform and will record adjustments and additional impacts as they are identified during the measurement period. For the nine months ended September 30, 2018, we have recorded certain adjustments to our provisional estimate. The final impact to our deferred taxes could differ materially from our provisional estimate as a result of future clarifications or guidance related to Tax Reform.
Our effective tax rate for the three and nine months ended September 30, 2018 was 17.4% and 15.6%, respectively. The effective tax rates for these periods differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD"), partially offset by the change in the valuation allowance.

Our effective tax rate for the three and nine months ended September 30, 2017 was 1,128.4% and (113.4)%, respectively. The effective tax rates for these periods differed from the statutory rate of 35% primarily due to the effect of the DRD.

Results of Operations

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net investment income	$425	$379	$1,204	$1,136
Fee income	177	170	526	537
Premiums	13	11	35	35
Broker-dealer commission revenue	1	42	69	128
Net realized capital gains (losses):
Total other-than-temporary impairments	(6)	—	(15)	—
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—
Net other-than-temporary impairments recognized in earnings	(6)	—	(16)	—
Other net realized capital gains (losses)	(38)	(42)	(198)	(145)
Total net realized capital gains (losses)	(44)	(42)	(214)	(145)
Other revenue	6	(1)	8	1
Total revenues	578	559	1,628	1,692
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	227	240	625	720
Operating expenses	183	194	469	605
Broker-dealer commission expense	1	42	69	128
Net amortization of Deferred policy acquisition costs and Value of business acquired	(28)	84	54	220
Total benefits and expenses	383	560	1,217	1,673
Income (loss) before income taxes	195	(1)	411	19
Income tax expense (benefit)	34	(13)	64	(21)
Net income (loss)	$161	$12	$347	$40

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Revenues

Net investment income increased $46 million from $379 million to $425 million primarily due to:

•	higher alternative investment income;

•	higher income due to a change in the mix of portfolio of assets in the current period;

•	growth in the general account assets driven by positive net flows, including the cumulative impact of participants' transfers from variable investment option into fixed investment options; and

•	higher prepayment fee income.

Fee income increased $7 million from $170 million to $177 million primarily due to:

•	an increase in the growth in the separate account and institutional/mutual fund assets under management ("AUM") driven by equity market improvements.

The increase was partially offset by:

•	the shift in business mix; and

68

•
the divestment of DSL pursuant to the transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Broker-dealer commission revenue decreased $41 million from $42 million to $1 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Other Revenue changed $7 million from a loss of $1 million to income of $6 million primarily due to:

•	favorable market value adjustments on separate accounts.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased $13 million from $240 million to $227 million primarily due to:

•	a favorable change in the fair value of the embedded derivative on reinsurance; and

•	the impact of favorable changes in interest and equity markets.

Operating expenses decreased $11 million from $194 million to $183 million primarily due to:

•	lower technology costs; and

•	lower employee related expenses.

Broker-dealer commission expense decreased $41 million from $42 million to $1 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net amortization of DAC and VOBA changed $112 million from an expense of $84 million to a benefit $28 million primarily due to:

•	lower unfavorable DAC/VOBA unlocking related to the GMIR initiative;

•	higher favorable DAC/VOBA unlocking compared to the prior period due to annual assumptions updates; and

•	the favorable impact of the GMIR initiative on the amortization rates.

Income tax expense (benefit) changed $47 million from a benefit of $13 million to an expense of $34 million primarily due to:

•	an increase in income before income taxes; and

•	a change in the valuation allowance.

This was partially offset by:

•	the impact of the lower federal corporate tax rate.

Net income (loss) increased by $149 million from $12 million to $161 million primarily due to:

•	lower Net amortization of DAC and VOBA;

•	higher Net investment income;

•	lower Interest credited and other benefits to contract owners/policyholders;

•	lower Operating expenses;

•	higher Fee income; and

•	higher Other revenue.

The increase was partially offset by:

•	higher Income tax expense.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Revenues

Net investment income increased $68 million from $1,136 million to $1,204 million primarily due to:

•	higher alternative investment income;

•	growth in general account assets driven by positive net flows, including the cumulative impact of participants' transfers from variable investment options to fixed investment options;

•	higher income due to a change in the mix of portfolio of assets in the current period; and

•	higher prepayment fee income.

Fee income decreased $11 million from $537 million to $526 million primarily due to:

•
lower investment advisory fee income, resulting from changes to the investment advisory relationship with affiliates. See the Related Party Transactions Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further detail;

•
the divestment of DSL pursuant to the transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q; and

•	the shift in business mix.

The decrease was partially offset by:

•	an increase in the growth in the separate account and institutional/mutual fund assets under management ("AUM") driven by equity market improvements.

Broker-dealer commission revenue decreased $59 million from $128 million to $69 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Total net realized capital losses increased $69 million from $145 million to $214 million primarily due to

•	unfavorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes; and

•	higher net realized losses on the disposal of available for sale fixed maturities, including securities pledged due to higher impairments.

The increase was partially offset by:

•	favorable changes in the fair value of embedded derivatives on product guarantees primarily due to the result of interest rate movements including the impact of non-performance risk; and

•	favorable changes in the fair value of derivatives due to interest rate movements.

Other Revenue increased $7 million from $1 million to $8 million primarily due to:

•	favorable market value adjustments on separate accounts.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased $95 million from $720 million to $625 million primarily due to:

•	a favorable change in the fair value of the embedded derivative on reinsurance; and

•	a decrease in the change in reserves due to changes in interest and equity markets.

Operating expenses decreased $136 million from $605 million to $469 million primarily due to:

•
a gain on the recapture of the Langhorne coinsurance agreement during the current period. See the Related Party Transactions Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further detail;

•	lower investment advisory expenses resulting from changes in the investment advisory relationship with affiliates referenced above;

•	lower employee related expenses; and

•	lower technology costs.

Broker-dealer commission expense decreased $59 million from $128 million to $69 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net amortization of DAC and VOBA decreased $166 million from $220 million to $54 million primarily due to:

•	lower unfavorable DAC/VOBA unlocking related to the GMIR initiative; and

•	the favorable impact of the GMIR initiative on the amortization rates.

The decrease was partially offset by:

•	lower favorable DAC/VOBA unlocking due to separate account performance; and

•	higher DAC/VOBA amortization related to the change in embedded derivative associated with a reinsurance agreement.

Income tax expense (benefit) changed $85 million from a benefit of $21 million to an expense of $64 million primarily due to:

•	an increase in income before income taxes; and

•	a change in the valuation allowance.

This was partially offset by:

•	the impact of the lower federal corporate tax rate; and

•	a change in the dividends received deduction ("DRD").

Net income (loss) increased by $307 million from $40 million to $347 million primarily due to:

•	lower Net amortization of DAC and VOBA;

•	lower Operating expenses;

•	lower Interest credited and other benefits to contract owners/policyholders;

•	higher Net investment income; and

•	higher Other revenue.

The increase was partially offset by:

•	higher Income tax expense;

•	higher Net realized losses; and

•	lower Fee income.

Financial Condition

Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2018		December 31, 2017
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$22,586	73.5%	$23,141	75.1%
Fixed maturities, at fair value using the fair value option	1,090	3.5%	941	3.1%
Equity securities, at fair value	62	0.2%	60	0.2%
Short-term investments(1)	—	—%	25	0.1%
Mortgage loans on real estate	5,016	16.3%	4,910	15.9%
Policy loans	212	0.7%	214	0.7%
Limited partnerships/corporations	570	1.9%	411	1.3%
Derivatives	192	0.6%	136	0.5%
Securities pledged	985	3.2%	960	3.1%
Other investments	39	0.1%	—	—%
Total investments	$30,752	100.0%	$30,798	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	September 30, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$451	1.9%	$520	2.1%
U.S. Government agencies and authorities	—	—%	—	—%
State, municipalities, and political subdivisions	752	3.1%	751	3.0%
U.S. corporate public securities	7,924	32.5%	8,162	33.1%
U.S. corporate private securities	3,757	15.4%	3,747	15.2%
Foreign corporate public securities and foreign governments(1)	2,555	10.5%	2,587	10.5%
Foreign corporate private securities(1)	3,193	13.1%	3,171	12.9%
Residential mortgage-backed securities	2,837	11.7%	2,886	11.7%
Commercial mortgage-backed securities	1,731	7.1%	1,698	6.9%
Other asset-backed securities	1,141	4.7%	1,139	4.6%
Total fixed maturities, including securities pledged	$24,341	100.0%	$24,661	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$547	2.3%	$656	2.6%
U.S. Government agencies and authorities	3	—%	3	—%
State, municipalities, and political subdivisions	842	3.6%	878	3.5%
U.S. corporate public securities	8,476	35.9%	9,236	36.9%
U.S. corporate private securities	3,387	14.4%	3,497	14.0%
Foreign corporate public securities and foreign governments(1)	2,594	11.0%	2,777	11.1%
Foreign corporate private securities(1)	3,105	13.2%	3,215	12.8%
Residential mortgage-backed securities	2,517	10.7%	2,629	10.5%
Commercial mortgage-backed securities	1,437	6.1%	1,470	5.9%
Other asset-backed securities	671	2.8%	681	2.7%
Total fixed maturities, including securities pledged	$23,579	100.0%	$25,042	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2018, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$520	$—	$—	$—	$—	$—	$520
U.S. Government agencies and authorities	—	—	—	—	—	—	—
State, municipalities and political subdivisions	702	48	—	—	—	1	751
U.S. corporate public securities	3,606	3,982	425	134	15	—	8,162
U.S. corporate private securities	1,523	2,036	96	83	9	—	3,747
Foreign corporate public securities and foreign governments(1)	1,220	1,194	146	24	3	—	2,587
Foreign corporate private securities(1)	378	2,495	235	47	15	1	3,171
Residential mortgage-backed securities	2,714	105	35	1	3	28	2,886
Commercial mortgage-backed securities	1,693	5	—	—	—	—	1,698
Other asset-backed securities	1,019	87	13	7	9	4	1,139
Total fixed maturities	$13,375	$9,952	$950	$296	$54	$34	$24,661
% of Fair Value	54.2%	40.4%	3.9%	1.2%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$656	$—	$—	$—	$—	$—	$656
U.S. Government agencies and authorities	3	—	—	—	—	—	3
State, municipalities and political subdivisions	824	53	—	—	—	1	878
U.S. corporate public securities	4,560	4,148	395	131	2	—	9,236
U.S. corporate private securities	1,497	1,862	68	70	—	—	3,497
Foreign corporate public securities and foreign governments(1)	1,238	1,300	211	25	3	—	2,777
Foreign corporate private securities(1)	492	2,398	301	20	1	3	3,215
Residential mortgage-backed securities	2,564	23	1	—	4	37	2,629
Commercial mortgage-backed securities	1,453	17	—	—	—	—	1,470
Other asset-backed securities	580	83	9	2	—	7	681
Total fixed maturities	$13,867	$9,884	$985	$248	$10	$48	$25,042
% of Fair Value	55.4%	39.5%	3.9%	1.0%	—%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$520	$—	$—	$—	$—	$520
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	60	446	196	48	1	751
U.S. corporate public securities	83	373	3,150	3,981	575	8,162
U.S. corporate private securities	95	143	1,354	1,969	186	3,747
Foreign corporate public securities and foreign governments(1)	21	267	938	1,187	174	2,587
Foreign corporate private securities(1)	—	—	455	2,564	152	3,171
Residential mortgage-backed securities	2,103	29	67	122	565	2,886
Commercial mortgage-backed securities	930	201	266	249	52	1,698
Other asset-backed securities	527	138	321	100	53	1,139
Total fixed maturities	$4,339	$1,597	$6,747	$10,220	$1,758	$24,661
% of Fair Value	17.6%	6.5%	27.4%	41.4%	7.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$656	$—	$—	$—	$—	$656
U.S. Government agencies and authorities	3	—	—	—	—	3
State, municipalities and political subdivisions	84	540	200	53	1	878
U.S. corporate public securities	104	471	3,985	4,148	528	9,236
U.S. corporate private securities	104	136	1,363	1,721	173	3,497
Foreign corporate public securities and foreign governments(1)	32	258	948	1,300	239	2,777
Foreign corporate private securities(1)	—	—	533	2,536	146	3,215
Residential mortgage-backed securities	2,001	15	48	24	541	2,629
Commercial mortgage-backed securities	1,126	83	142	92	27	1,470
Other asset-backed securities	378	90	67	104	42	681
Total fixed maturities	$4,488	$1,593	$7,286	$9,978	$1,697	$25,042
% of Fair Value	17.9%	6.4%	29.1%	39.8%	6.8%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $298 million from $148 million to $446 million for the nine months ended September 30, 2018. The increase in gross unrealized losses was primarily due to rising interest rates.

As of September 30, 2018, we held one fixed maturity with unrealized capital losses in excess of $10 million. As of September 30, 2018, the unrealized capital losses on this fixed maturity equaled $13 million, or 2.8% of the total unrealized losses. As of December 31, 2017, we held three fixed maturities with unrealized capital losses in excess of $10 million. As of December 31, 2017, the unrealized capital losses on these fixed maturities equaled $37 million, or 25.0% of the total unrealized losses.

As of September 30, 2018, we had $1.9 billion of energy sector fixed maturity securities, constituting 7.7% of the total fixed maturities portfolio, with gross unrealized capital losses of $47 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $13 million. As of September 30, 2018, our fixed maturity exposure to the energy sector is comprised of 85.5% investment grade securities.

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

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to reflect a housing market entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing.  Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. More broadly, home prices have moved steadily higher, further supporting bond payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, have remained firmly positive, when measured on a nationwide basis. Despite the rise in mortgage rates over the course of the year, as well as some measures of housing activity slowing, this backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2018, the fair value and amortized cost related to our exposure to subprime mortgage-backed securities totaled $43 million and $39 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to subprime mortgage-backed securities were immaterial. As of December 31, 2017, the fair value and amortized cost related to our exposure to subprime mortgage-backed securities totaled $44 million and $39 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to subprime mortgage-backed securities were immaterial.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of September 30, 2018, the fair value and amortized cost related to our exposure to Alt-A RMBS totaled $60 million and $49 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to Alt-A RMBS were immaterial. As of December 31, 2017, the fair value and amortized cost related to our exposure to Alt-A RMBS totaled $55 million and $43 million, respectively, representing 0.2% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to Alt-A RMBS were immaterial.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. The steep pace of increases observed in this time frame relented, and the percentage of delinquent loans has generally declined since, with any increases relatively short-lived. Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. Spread performance has been generally reflective of the positive overall environment for commercial real estate, although not immune to periods of volatility.  The first three quarters of 2018 for CMBS can be best characterized by issuance stability and liquid market conditions, while the mix of types of issues (agency versus private label and, within private label, single-asset, single-borrower versus conduit) has continued to evolve.

As of September 30, 2018, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1 billion, $1 billion and $6 million, respectively. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses of our exposure to Other ABS, excluding subprime exposure, totaled $652 million, $648 million and $1 million, respectively.

As of September 30, 2018, nonconsolidated collateralized loan obligations ("CLOs") and student loans comprised 72.5% and 11.0%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated CLOs , student loans and automobile receivables, comprising 2.5%, 61.6%, 10.1% and 4.5%, respectively, of total Other ABS, excluding subprime exposure.

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

As of September 30, 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 62.2%. As of December 31, 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.8%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of September 30, 2018, the Company's total European exposure had an amortized cost and fair value of $2,743 million and $2,755 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $268 million, which includes non-financial institutions exposure in Ireland of $80 million, in Italy of $97 million, and in Spain of $58 million. We also had financial institutions exposure in Ireland of $9 million, in Italy of $5 million and in Spain of $19 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,487 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2018, our non-peripheral sovereign exposure was $105 million, which consisted of fixed maturities. We also had $401 million in net exposure to non-peripheral financial institutions with a concentration in France of $71 million, The Netherlands of $50 million, Switzerland of $60 million and the United Kingdom of $200 million. The balance of $1,981 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,288 million, in The Netherlands of $253 million, in Belgium of $140 million, in France of $159 million, in Germany of $187 million, in Switzerland of $184 million and in Russia of $60 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of September 30, 2018, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. As of December 31, 2017, we had an outstanding receivable of $80 million and no outstanding payable. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 51.8% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2018, VRIAC had securities lending collateral assets of $751 million, which represents approximately 0.7% of its general account statutory admitted assets. As of December 31, 2017, VRIAC had securities lending collateral assets of $733 million, which represents approximately 0.7% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2018 and 2017, VRIAC did not receive any capital contributions from its Parent.

On May 3, 2018, VRIAC declared an ordinary dividend in the amount of $126 million, which was paid to its parent on May 25, 2018. During the nine months ended September 30, 2017, VRIAC paid an ordinary dividend in the amount of $261 million to its Parent.

On March 28, 2018, VFP paid a $20 million dividend to VRIAC, its parent, on June 28, 2018, VFP paid a $20 million dividend to VRIAC and on September 26, 2018, VFP paid a $20 million dividend to VRIAC. During the nine months ended September 30, 2017, VFP paid dividends of $60 million to VRIAC.

On May 25, 2018, DSL, which was a subsidiary of VRIAC at the time, paid a $49 million dividend to its then parent, VRIAC.

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

Our financial strength and credit ratings as of the date of this Quarterly Report on Form 10-Q are summarized in the following table. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. For each rating, the relative position of the rating within the relevant rating agency's ratings scale is presented, with "1" representing the highest rating in the scale.

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

Ratings actions affirmation or outlook changes by S&P, Fitch, Moody’s or A.M. Best from December 31, 2017 through September 30, 2018 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•	On June 4, 2018, A.M. Best removed the financial strength rating of VRIAC from under review with developing implications and instead, affirmed the financial strength rating with a stable outlook.

•	On July 25, 2018, S&P affirmed the financial strength rating of VRIAC and maintained a positive outlook on the rating.

•	On July 31, 2018, Fitch affirmed the financial strength rating of VRIAC with a stable outlook.

Reinsurance

Effective January 1, 2018, we recaptured our coinsurance agreement with Langhorne I, LLC ("Langhorne") to manage the reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee, which resulted in us recording a $74 million pre-tax gain on recapture of reinsured business that was reported in Operating expenses in the Condensed Consolidated Statement of Operations.

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

Off-Balance Sheet Arrangements

The Company has obligations for the return of non-cash collateral under a recent amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on the Company's Condensed Consolidated Balance Sheets. For information regarding obligations under this new program, see the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report on Form 10-K") filed with the Securities and Exchange Commission. In addition, please see "Management’s Narrative Analysis of the Results of Operations and Financial Condition" herein and in the Quarterly Report herein.

Our financial results are affected by actuarial assumptions that may not be accurate and that may change in the future.

Our financial results are subject to risks around actuarial assumptions, including economic assumptions, as well as those related mortality and the future behavior of policyholders, such as lapse rates and future claims payment patterns. These assumptions, which we use to determine our liabilities for future policy benefits, may not reflect future experience. Changes to these actuarial assumptions in the future could require increases to our reserves or result in decreases in the carrying value of DAC and VOBA, in each case in amounts that could be material. Any adverse changes to reserves or DAC and VOBA balances could be material and adverse to the results of operations or financial condition of the Company. We generally update these actuarial assumptions in the third quarter of each year. For the results of our 2018 third quarter actuarial assumptions update and for additional information, see the "Critical Accounting Judgments and Estimates section - Assumption and Periodic Review" section of Part I, Item 2. of this Quarterly Report on Form 10-Q and "Risk Factors - Differences between actual claims experience and reserving assumptions may adversely affect our results of operations or financial condition" and "Risk Factors - We may face significant losses if mortality rates, morbidity rates, persistency rates or other underwriting assumptions differ significantly from our pricing expectations" of Part I, Item 1A. of the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6.    Exhibits

See Exhibit Index on page 86 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2018			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neill
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

