Form 10-K
period 2018-12-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2019-03-14
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 11, 2019, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2018

As used in this Annual Report on Form 10-K, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition" and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations; (x) changes in the policies of governments and/or regulatory authorities; and (xi) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the fixed and variable annuities business that it sold to VA Capital LLC on June 1, 2018, including the transition services on the expected timeline and economic terms or at all, and (xii) other factors described in the section "Item 1A. Risk Factors."

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

Prior to May 2013, Voya Financial, Inc., together with its subsidiaries, including the Company was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. ING Group completely divested its ownership of Voya Financial, Inc. common stock between 2013 and 2015.

VRIAC is a direct, wholly owned subsidiary of Voya Holdings Inc. ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc. ("Voya Financial").

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

Description of Business

We offer qualified and nonqualified annuity contracts that include a variety of funding and payout options for employer-sponsored retirement plans as well as some individual plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. Our products are offered primarily to employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets"), small to mid-sized corporations and individuals. We also provide stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to us. We discontinued sales of these solutions in late 2016 to better align business activities to our priorities. Our products are generally distributed through pension professionals, independent brokers and advisors, third-party administrators, consultants, dedicated financial guidance, planning and advisory representatives associated with Voya Financial's retail broker-dealer, Voya Financial Advisors, Inc. ("VFA").

We have one operating segment, which offers the products described below.

Products and Services

Our products include deferred and immediate (i.e., payout) annuity contracts. Our products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services, participant education, and a broad suite of financial wellness offerings including retirement and financial planning guidance and advisory products, tools and services along with a variety of investment options, including proprietary and non-proprietary mutual funds and variable and fixed investment options. In addition, we offer wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with us. Stable value products are also provided to institutional plan sponsors where we may or may not be providing other employer sponsored products and services.

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

Strategy, Method of Distribution and Principal Markets

Our products are offered primarily to employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets"), small to mid-sized corporations and individuals. Our products are generally distributed through pension professionals, independent brokers and advisors, third-party administrators, consultants, dedicated financial guidance, planning and advisory representatives associated with Voya Financial's retail broker-dealer, VFA.

We are not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2018. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on us.

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

	December 31,
	2018	2017
Deposits:
Variable annuities	$8,308	$9,282
Fixed annuities	2,149	2,000
Total annuities	10,457	11,282
Other products	1,049	1,177
Total deposits	$11,506	$12,459

Assets under management:
Variable annuities	$57,664	$63,777
Fixed annuities	28,887	28,132
Total annuities	86,551	91,909
Other products	10,867	15,696
Total assets under management	97,418	107,605

Assets under administration	84,511	82,746
Total assets under management and administration	$181,929	$190,351

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

Employees and Other Shared Services

VRIAC had 1,510 employees as of December 31, 2018, primarily focused on managing new business processing, product distribution, marketing, customer service and product management for us and certain of our affiliates, as well as providing product development, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

REGULATION

Our operations and businesses are subject to a significant number of Federal and state laws, regulations, administrative determinations.

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

State insurance laws and regulations require us to file financial statements with state insurance regulators everywhere we are licensed and our operations and accounts are subject to examination by those regulators at any time. We prepare statutory financial statements in accordance with accounting practices and procedures developed by regulators to monitor and regulate the solvency of insurance companies and their ability to pay current and future policyholder obligations. The National Association of Insurance Commissioners (the "NAIC") has approved these uniform statutory accounting principles ("SAP") which have in turn been adopted, in some cases with minor modifications, by all state insurance regulators.

State insurance regulators, the NAIC and other regulatory bodies have been investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks and the NAIC has made recent advances in captive reform.

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

Change of Control. State insurance holding company regulations, including those of Connecticut, generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under Connecticut law, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired "control" of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. Our Connecticut insurance regulators, however, may find that "control" exists in circumstances in which a person owns or controls less than 10% of voting securities.

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

NAIC Regulations. The current insurance holding company model act and regulations (the "NAIC Regulations"), a version of which has been adopted by our insurance subsidiaries' domicile states, include a requirement that an insurance holding company system's ultimate controlling person submit annually to its lead state insurance regulator an "enterprise risk report" that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The NAIC Regulations also include a provision requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control. Connecticut adopted its version of the NAIC Amendments.

The NAIC "Solvency Modernization Initiative" focuses on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC, and our insurance subsidiaries' domiciliary states, of the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"). ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer's material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. In accordance with statutory requirements, Voya Financial, Inc. regularly prepares and submits ORSA summary reports on behalf of the consolidated enterprise to the Connecticut Insurance Department, the legal insurance regulator of Voya Financial, Inc.'s consolidated enterprise. This initiative also resulted in the adoption by the NAIC and several of our insurance subsidiary domiciliary regulators of the Corporate Governance Annual Filing Model Act, which requires insurers, including Voya, to make an annual confidential filing regarding their corporate governance policies.

Dividend Payment Restrictions. The insurance law of an insurance company's state of domicile imposes certain restrictions on a domiciliary insurance company's ability to pay dividends to its parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under Connecticut insurance law, no dividend or other distribution exceeding an amount equal to an insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval.

Financial Regulation

Policy and Contract Reserve Sufficiency Analysis. Under the laws and regulations of Connecticut, we are required to conduct annual analyses of the sufficiency of our statutory reserves. Other jurisdictions in which we are licensed may have certain reserve requirements that differ from our state of domicile. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, are sufficient to meet the insurer's contractual obligations and related expenses. If such an opinion cannot be rendered, the affected insurer must set up additional statutory reserves by moving funds from available statutory surplus. We submit these opinions annually to applicable insurance regulatory authorities.

Surplus and Capital Requirements. Insurance regulators have the discretionary authority, in connection with the ongoing licensing of insurance companies, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators' judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year. We do not currently believe that the current or anticipated levels of our statutory surplus present a material risk that any such regulator would limit the amount of new policies that we may issue.

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company's assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2018, our RBC exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

As a result of the federal tax legislation signed into law on December 22, 2017 (“Tax Reform”), the NAIC updated the factors affecting RBC requirements, including ours, to reflect the lowering of the top corporate tax rate from 35% to 21%. Adjusting these factors in light of Tax Reform resulted in an increase in the amount of capital we are required to maintain to satisfy our RBC requirements.

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

Regulators typically investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range for four or more of the ratios, but each state has the right to inquire about any ratios falling outside the usual range. The inquiries made by state insurance regulators into an insurance company's IRIS ratios can take various forms.

We do not anticipate regulatory action as a result of the 2018 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this undiscounted liability to be minimal as of December 31, 2018 and 2017. We have also recorded an asset of $9 million as of December 31, 2018 and 2017, for future credits to premium taxes. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed legislation, regulations and issued guidance regarding cybersecurity standards and protocols. For example, in February, 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that will require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry." In 2018, South Carolina, Ohio and Michigan adopted versions of the NAIC Insurance Data Security Model Law. These laws, with effective dates ranging from January 1, 2019 to January 20, 2021, ensure that licensees of the Department of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. During 2019, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

Securities Regulation Affecting Insurance Operations

We sell group variable annuities that are registered with the SEC as securities under the Securities Act of 1933, as amended (the "Securities Act") and are subject to regulation by the SEC and Financial Industry Regulatory Authority ("FINRA"). In addition, certain fixed and indexed annuities we may offer are registered as securities under the Securities Act. The variable annuity products are issued through separate accounts and some of the separate accounts are registered as investment companies under the Investment Company Act, and are regulated by state law. Each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Such mutual funds, and in certain states, our variable annuity products, are subject to filing and other requirements under state securities laws. Federal and state securities laws and regulations are primarily intended to protect investors and generally grant broad rulemaking and enforcement powers to regulatory agencies.

In addition, distribution of our annuity products registered as securities is affected by federal and state securities laws and laws and regulations applicable to broker-dealers.

In April 2018, the SEC published a proposed rule that would, among other things, apply a heightened "best interest" standard to broker-dealers and their associated persons when they make securities investment recommendations to retail customers. If the SEC finalizes this rule, other federal regulators and state regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts.

Federal Initiatives Affecting Insurance Operations

The U.S. federal government generally does not directly regulate the insurance business. Federal legislation and administrative policies in several areas can significantly affect insurance companies, however. These areas include federal pension regulation, financial services regulation, federal tax laws relating to life insurance companies and their products and the USA PATRIOT Act of 2001 (the "Patriot Act") requiring, among other things, the establishment of anti-money laundering monitoring programs.

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

Privacy Laws and Regulation

U.S. federal and state laws and regulations require all companies generally, and financial institutions, including insurance companies in particular, to protect the security and confidentiality of personal information and to notify consumers about their policies and practices relating to their collection, use, and disclosure of consumer information and the protection of the security and confidentiality of that information. The collection, use, disclosure and security of protected health information is also governed by federal and state laws. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions to implement effective programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal laws and regulations also regulate the permissible uses of certain types of personal information, including consumer report information. Federal and state governments and regulatory bodies may consider additional or more detailed regulation regarding these subjects. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed legislation and regulations regarding privacy standards and protocols. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, which will take effect on January 1,2020. We continue to evaluate this legislation and its potential impact on our operations, but depending on its implementation, we and other covered businesses may be required to incur significant expense in order to meet its requirements.

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

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Ongoing changes in monetary policies among the world's large central banks and fiscal policies enacted by various governments could create economic disruption, decrease asset prices, increase market volatility and potentially affect the availability and cost of credit.

Although we carry out business almost exclusively in the United States, we are affected by both domestic and international macroeconomic developments. Volatility and disruptions in financial markets, including global capital markets, can have an adverse effect on our investment portfolio, and our liabilities are sensitive to changing market factors. Factors including interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, exchange rates, the volatility and strength of the capital markets, and deflation and inflation, all affect our financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of impacts, including diverging impacts, on the value of our assets and our liabilities.

In recent years, political events have had significant effects on global financial markets. These events include confrontations over trade between the United States and its traditional allies in North America and Europe, and between the United States and China, and the pending withdrawal by the United Kingdom from its membership in the European Union, commonly referred to as “Brexit”, Adverse consequences from these or other events could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in credit, equity, foreign exchange and derivatives markets, or other adverse changes.

More generally, the international system has in recent years faced heightened geopolitical risk, most notably in Eastern Europe and the Middle East, but also in Africa and Southeast Asia, and events in any one of these regions could give rise to an increase in market volatility or a decrease in global economic output.

Even in the absence of a market downturn, our retirement products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions. These fluctuations and conditions could materially and adversely affect our results of operations, financial condition and liquidity, including in the following respects:

•
We provide a number of retirement products that expose us to risks associated with fluctuations in interest rates, market indices, securities prices, default rates, the value of real estate assets, currency exchange rates and credit spreads. The profitability of many of our retirement products depends in part on the value of the general accounts and separate accounts supporting them, which may fluctuate substantially depending on the foregoing conditions.

•
Volatility or downturns in the equity markets can cause a reduction in fee income on retirement and certain annuity products. Because these products and services generate fees related primarily to the value of AUM, a decline in the equity markets could reduce our revenues.

•
A change in market conditions, including prolonged periods of high or low inflation or interest rates, could cause a change in consumer sentiment and adversely affect sales and could cause the actual persistency of our products to vary from their anticipated persistency (the probability that a product will remain in force from one period to the next) to vary from their anticipated persistency and adversely affect profitability. Changing economic conditions or adverse public perception of financial institutions can influence customer behavior, which can result in, among other things, an increase or decrease in claims, lapses, withdrawals, deposits or surrenders in certain products, any of which could adversely affect profitability.

•
An equity market decline, decreases in prevailing interest rates or a prolonged period of low interest rates could result in the value of guaranteed minimum benefits contained in certain of our retirement products being higher than current account values or higher than anticipated in our pricing assumptions, requiring us to materially increase reserves for such products, and may result in a decrease in customer lapses, thereby increasing the cost to us. In addition, such a scenario could lead to increased amortization and/or unfavorable unlocking of our deferred acquisition costs ("DAC") and value of business acquired ("VOBA").

14

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

•
Market conditions determine the availability and cost of the reinsurance protection we purchase and may result in additional expenses for reinsurance or an inability to obtain sufficient reinsurance on acceptable terms, which could adversely affect the profitability of our business and the availability of capital.

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

•
Fluctuations in our results of operations and realized and unrealized gains and losses on our investment and derivative portfolio may impact our tax profile, our ability to optimally utilize tax attributes and our deferred income tax assets. See "Our ability to use beneficial U.S. tax attributes is subject to limitations."

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

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry and our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be limited if regulatory authorities or rating agencies take negative actions against us. If our internal sources of liquidity prove to be insufficient, there is a risk that we may not be able to successfully obtain additional financing on favorable terms, or at all. Any actions we might take to access financing may cause rating agencies to reevaluate our ratings. Any impairment of our ability to access credit markets or other forms of liquidity could have a material adverse effect on our results of operations and financial condition.

The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates.

The Federal Reserve has actively sought to normalize interest rates over the past few years. However, interest rates remain below historic averages. Supportive monetary policy continues in developed markets globally, but the extent of accommodation has receded. The unwind of extraordinary monetary accommodation by global central banks may lead to increased interest rate volatility.

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

We believe a continuation of the low interest rate environment would negatively affect our financial performance.

Conversely, in periods of rapidly increasing interest rates, policy loans, withdrawals from, and/or surrenders of, annuity contracts and certain guaranteed investment contracts may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are lower because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create increased collateral posting requirements associated with our interest rate hedge programs and Federal Home Loan Bank ("FHLB") funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expense and reduce our results of operations. Lastly, certain statutory reserve requirements are based on formulas or models that consider forward interest rates and an increase in forward interest rates may increase the statutory reserves we are required to hold thereby reducing statutory capital.

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

Our ratings could be downgraded at any time and without notice by any rating agency. In addition, we could take actions that could cause one or more rating agencies to cease providing financial strength ratings. For a description of material rating actions that have occurred from the end of 2017 through the date of this Annual Report on Form 10-K see "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Ratings."

A downgrade or discontinuation of our financial strength rating could affect our competitive position by making it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings. This could lead to a decrease in AUM and result in lower fee income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. In addition, a downgrade or discontinuation in either our financial strength or credit ratings could potentially, among other things, increase our borrowing costs and make it more difficult to access financing; adversely affect the availability of LOCs and other financial guarantees; result in additional collateral requirements, or other required payments or termination rights under derivative contracts or other agreements; and/or impair, or cause the termination of, our relationships with creditors, broker-dealers, distributors, reinsurers or trading counterparties, which could potentially negatively affect our profitability, liquidity and/or capital. In addition, we use assumptions of market participants in estimating the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. These assumptions include our nonperformance risk (i.e., the risk that the obligations will not be fulfilled). Therefore, changes in our credit or financial strength ratings or the credit or financial strength ratings of Voya Financial, Inc. may affect the fair value of our liabilities.

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

Past or future misconduct by our employees, agents, intermediaries, registered representatives of our broker-dealer affiliates or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions and/or serious reputational or financial harm, and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates' business decisions and to prevent us from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition.

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

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See "A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition." We are also subject to the risk that cash flows resulting from the payments on pools of mortgages or other obligations that serve as collateral underlying the mortgage-or asset-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain "interest-only" securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

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

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 39.5% of the carrying value of our total Cash and cash equivalents and Total investments as of December 31, 2018. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it has been in the past and would likely be in the future difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that, although currently in active markets with significant observable data, could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment in determining fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.

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

Fixed maturity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular quarterly or annual period.

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

Our financial results are subject to risks around actuarial assumptions, including those related to mortality and the future behavior of policyholders, such as lapse rates and future claims payment patterns. These assumptions, which we use to determine our liabilities for future policy benefits, may not reflect future experience. Changes to these actuarial assumptions in the future could require increases to our reserves or result in decreases in the carrying value of DAC and VOBA, in each case in amounts that could be material. Any adverse changes to reserves or DAC and VOBA could be material and adverse to the results of operations or financial condition of the Company. We generally update these actuarial assumptions in the third quarter of each year. For further information, see Results of Operations and Critical Accounting Judgments and Estimates of Part II. Item 7. of this Annual Report on Form 10-K.

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

Our reinsurance recoverable balances are periodically assessed for uncollectability and there were no significant allowances for uncollectible reinsurance as of December 31, 2018 and December 31, 2017. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is with accredited reinsurers or is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition.

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

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain guaranteed minimum death and living benefits. We are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of the state of Connecticut, our state of domicile. (For additional discussion of how the NAIC calculates RBC ratios, see “Item 1. Business-Regulation-Insurance Regulation -Financial Regulation-Risk -Based Capital.”)

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses (which are sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC's instructions with respect to RBC calculation methodologies. As a result of Tax Reform, the NAIC updated the factors affecting RBC requirements, including ours, to reflect the lowering of the top corporate tax rate from 35% to 21%. Adjusting these factors in light of Tax Reform has resulted in an increase in the amount of capital we are required to maintain to satisfy our RBC requirements. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies' expectations. To the extent that our RBC ratios are deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce our capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

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

The CBVA and Annuity Transaction, including the transition services on the terms or timing currently contemplated could have negative impacts on us.

As further described in the Overview in the Management’s Discussion and Analysis section in Part II, Item 7. of this Annual Report on Form 10-K, on June 1, 2018, Voya Financial, Inc. completed the Transaction with VA Capital and Athene, pursuant to which VA Capital acquired certain of Voya’s assets, including all of the shares of the capital stock of VIAC, its Iowa-domiciled insurance subsidiary, and all of the membership interest of DSL, a broker-dealer subsidiary, and which resulted in the disposition of substantially all of Voya’s variable annuity and fixed and fixed indexed annuity businesses and related assets.

Although we believe the Transaction to have been successful to date, it is possible that we may not achieve certain of the benefits that we expect to obtain in connection with the Transaction. The Transaction also requires Voya to provide certain transition services to Venerable, and has created the need to eliminate certain stranded costs, each of which creates additional operational complexity for our business. Should the Transaction ultimately prove to be less beneficial than we anticipated, or should the transition services, stranded cost elimination or other Transaction effects create difficulties for our business, our results of operations and financial condition could be adversely affected, possibly in a material way.

A significant portion of our institutional funding originates from a Federal Home Loan Bank, which subjects us to liquidity risks associated with sourcing a large concentration of our funding from one counterparty.

A significant portion of our institutional funding originates from the Federal Home Loan Bank of Boston ("FHLB of Boston"). We have issued non-putable funding agreements in exchange for eligible collateral in the form of cash, mortgage-backed securities and U.S. Treasury securities. Should the FHLB choose to change its definition of eligible collateral, or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional amounts of collateral in the form of cash or other eligible collateral. Additionally, we may be required to find other sources to replace this funding if we lose access to FHLB funding. This could occur if our creditworthiness falls below either of the FHLB's requirements or if legislative or other political actions cause changes to the FHLBs' mandate or to the eligibility of life insurance companies to be members of the FHLB system.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

Our businesses and relationships with customers are dependent upon our ability to maintain the security and confidentiality of our and our customers' personal information, trade secrets, and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We are also subject to numerous federal and state laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Many of our employees and contractors and the representatives of our broker-dealer subsidiaries and affiliates have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us, our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. In 2018, Voya Financial entered into a consent decree with the U.S. Securities and Exchange Commission (“SEC”) in which the SEC alleged that Voya Financial Advisors (“VFA”), our broker-dealer affiliate, failed to maintain adequate policies and procedures to protect certain customer information that was the subject of an April 2016 intrusion into VFA’s systems. Although we did not admit or deny wrongdoing, we agreed to pay the SEC a $1 million fine and consented to an independent review of VFA’s compliance with SEC rules concerning protection of customer information and identity theft. If we fail in the future to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see “-Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.”

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

We are highly dependent on automated telecommunications, information technology and other operational systems to record and process our internal transactions and transactions involving our customers. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors, and similar disruptions. Businesses in the United States and in other countries have increasingly become the targets of "cyberattacks", "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in the theft of significant amounts of information, and can cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cyber incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting. In 2018, Voya Financial entered into a consent decree with the SEC in which the SEC alleged that VFA, our broker-dealer affiliate, failed to maintain adequate policies and procedures to protect certain customer information that was the subject of an April 2016 intrusion into VFA’s systems. Although we did not admit or deny wrongdoing, we agreed to pay the SEC a $1 million fine and consented to an independent review of VFA’s compliance with SEC rules concerning protection of customer information and identity theft.

We retain personal and confidential information and financial accounts in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personal information and proprietary business information and misappropriate funds from online finance account. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The laws of most states require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information, or that otherwise results in unauthorized disclosure or use of personal information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding privacy standards and protocols. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, which will take effect on January 1, 2020. We continue to evaluate this legislation and its potential impact on our operations, but depending on its implementation, we and other covered businesses may be required to incur significant expense in order to meet its requirements.

Our third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition.

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed and enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. For example, in February 2017, the NYDFS issued final Cybersecurity Requirements for Financial Services Companies that required banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” In 2018, South Carolina, Ohio and Michigan adopted versions of the NAIC Insurance Data Security Model Law. These laws, with effective dates ranging from January 1, 2019 to January 20, 2021, ensure that licensees of the Departments of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. During 2019, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

For example, during 2018 FASB issued ASU 2018-12, which will require significant changes to the manner in which we account for our insurance contracts once adopted. This, and other changes to U.S. GAAP could not only affect the way we account for and report significant areas of our business, but could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and may affect how we manage our business.

Under the tax sharing agreement, a change in control could affect availability of cash payments.

Effective January 1, 2013, we entered into a federal tax sharing agreement with Voya Financial, Inc. which provides that for 2013 and subsequent years, Voya Financial, Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated. Accordingly, in years we incur losses and the associated tax benefits cannot be used by the consolidated tax group we may establish tax valuation allowances, reduce statutory-based admitted assets and may no longer be entitled to receive net cash payments from Voya Financial, Inc. During the years ended December 31, 2018 and 2017, we made/received net cash payments/(receipts) to/from Voya Financial, Inc. under the tax sharing agreement of $83 million and $13 million, respectively.

One such instance where the associated tax benefits may not be used by the consolidated tax group could occur if there is a change in control which would trigger the imposition of certain limitations pursuant to Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). These sections operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered by the occurrence of an ownership change generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three-year period ("Section 382 event"). If triggered, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation. Generally speaking, this limitation is derived by multiplying the fair market value of the Company immediately before the date of the Section 382 event by the applicable federal long-term tax-exempt rate.

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

Future changes in facts, circumstances, tax law, including a reduction in federal corporate tax rates may result in a reduction in the carrying value of our deferred income tax asset and RBC ratios, or an increase in the valuation allowance. A reduction in the carrying value of our deferred income tax asset or RBC ratios, or an increase in the valuation allowance could have a material adverse effect on the Company's results of operations and financial condition.

As of December 31, 2018, we have recognized approximately $12 million of deferred tax assets based on tax planning related to unrealized gains on investment assets. To the extent unrealized gains decrease, the tax benefit may be reduced by establishing a tax valuation allowance. For example, if interest rates increase, the amount of the unrealized gains will, most likely decrease, with all other things constant. Any decrease in the deferred tax assets may be recorded as a tax expense in tax on continuing operations.

Our business may be negatively affected by adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.

Governmental scrutiny with respect to matters relating to compensation, compliance with regulatory and tax requirements and other business practices in the financial services industry has increased dramatically in the past several years and has resulted in more aggressive and intense regulatory supervision and the application and enforcement of more stringent standards. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in some type of inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from its business. Future legislation or regulation or governmental views on compensation may result in us altering compensation practices in ways that could adversely affect our ability to attract and retain talented employees. Adverse publicity, governmental scrutiny, pending or future investigations by regulators o

r law enforcement agencies and/or legal proceedings involving us or our affiliates could also have a negative impact on our reputation and on the morale and performance of employees, and on business retention and new sales, which could adversely affect our businesses and results of operations.

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

Our operations are subject to comprehensive regulation and supervision throughout the United States. State insurance laws regulate most aspects of our insurance business and we are regulated by the insurance department of our state of domicile, Connecticut. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors or investors. See "Item 1. Business - Regulation-Insurance Regulation."

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We use affiliated captive reinsurance companies to reinsure certain of our remaining annuities and to fund statutory stable value reserves in excess of the economic reserve level. Our continued use of affiliated captive reinsurance companies are subject to potential regulatory changes. In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standard

s (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies AG48. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014.

Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively could have a material adverse effect on our financial condition or results of operations.

Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees such as universal life policies, and are considering further potentially significant changes in these requirements.

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

Our retirement and investment, and remaining annuity products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, the Financial Industry Regulatory Authority ("FINRA"), the DOL and the IRS.

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

The Dodd-Frank Act, over-the-counter derivatives regulations could have adverse consequences for us and/or materially affect our results of operations, financial condition or liquidity.

The Dodd-Frank Act creates a framework for regulating over-the-counter ("OTC") derivatives which has transformed derivatives markets and trading in significant ways. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. In addition to mandatory central clearing of certain derivatives products, non-centrally cleared OTC derivatives which have been excluded from the clearing mandate and which are used by market participants like us are now subject to additional regulatory reporting and margin requirements. Specifically, both the CFTC and federal banking regulators issued final rules in 2015, which became effective in 2017, establishing minimum margin requirements for OTC derivatives traded by either (non-bank) swap dealers or banks which qualify as swaps entities. Nearly all of the counterparties we tr ade with are either swap dealers or swap entities subject to these rules. Both the CFTC and prudential regulator margin rules require mandatory exchange of variation margin for most OTC derivatives transacted by us and will require exchange of initial margin commencing in 2020. As a result of the transition to central clearing and the new margin requirements for OTC derivatives, we will be required to hold more cash and highly liquid securities resulting in lower yields in order to satisfy the projected increase in margin required. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments. We are also observing an increasing reluctance from counterparties to accept certain non-cash collateral from us due to higher capital or operational costs associated with such asset classes that we typically hold in abundance. These developments present potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between U.S. rules and regulations and parallel regimes in other jurisdictions, such as the EU, may further increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact our ability to make distributions to Voya Financial, Inc. or make our insurance, annuity and investment products less attractive to customers.

In addition to its effect on our balance sheet, Tax Reform has had, and will continue to have other financial and economic impacts on the Company. While the change in the federal corporate tax rate from 35% to 21% is expected to have a beneficial economic impact on the Company, there are a number of changes enacted in Tax Reform that could increase the Company's tax costs, including:

•	Changes to the capitalization period and rates of DAC for tax purposes; and

•	Changes to the calculation of life insurance reserves for tax purposes.

It is possible that, as a result of, among other things, future clarifications or guidance from the IRS, other agencies or the courts, the impact of Tax Reform may turn out to be materially more adverse from that discussed herein.

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

In April 2018, the SEC published a proposed rule that would, among other things, apply a heightened “best interest” standard to broker-dealers and their associated persons when they make securities investment recommendations to retail customers. If the SEC finalizes this rule, other federal regulators and state regulators may follow with their own rules applicable to investment recommendations relating to other separate overlapping investment products and accounts, such as insurance products and retirement accounts.

Item 1B.    Unresolved Staff Comments

Omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

Item 2.    Properties

The Company's home office is located at One Orange Way, Windsor, Connecticut, 06095-4774. All Company office space other than the home office is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its owned or leased and subleased office properties. Affiliates within Voya Financial's operations provide the Company with various management, finance, investment management and other administrative services, primarily from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. The affiliated companies are reimbursed for the Company's use of these services and facilities under a variety of intercompany agreements.

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
(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the common stock of VRIAC. All of our outstanding common stock is owned by our parent, Voya Holdings Inc. ("Parent"), a direct, wholly owned subsidiary of Voya Financial.

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

During the year ended December 31, 2018, VRIAC declared an ordinary dividend in the amount of $126 million, which was paid to its Parent on May 25, 2018. During the year ended December 31, 2017, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $265 million, $261 million of which was paid on May 24, 2017 and $4 million of which was paid on December 28, 2017. On March 28, 2018, VFP paid a $20 million dividend to VRIAC, its parent; on June 28, 2018, VFP paid a $20 million dividend to VRIAC; on September 26, 2018, VFP paid a $20 million dividend to VRIAC; and on December 21, 2018, VFP paid a $30 million dividend to VRIAC. During the year ended December 31, 2017, VFP paid dividends in the amount of $85 million to VRIAC.

On May 25, 2018, DSL, which was a subsidiary of VRIAC at the time, paid a $49 million dividend to its then parent, VRIAC. During the year ended December 31, 2017, DSL did not pay any dividends to VRIAC.

During the years ended December 31, 2018 and 2017, VRIAC did not receive any capital contributions from its Parent.

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2018, 2017 and 2016 and financial condition as of December 31, 2018 and 2017. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

Our Business
Our products include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. Our products are offered primarily to employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets"), small to mid-sized corporations and individuals. We also provide stable value investment options, including separate account guaranteed investment contracts (e.g. GICs) and synthetic GICs, to institutional clients. Our products are generally distributed through pension professionals, independent agents and brokers, third party administrators, banks, consultants, dedicated financial guidance, planning and advisory representatives associated with Voya Financial's retail broker-dealer, Voya Financial Advisors, Inc. ("VFA").

We derive our revenue mainly from (a) investment income earned on investments (b) Fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (c) Premiums, (d) realized capital gains (losses) on investments and changes in fair value of embedded derivatives on product guarantees, and (e) Other revenue which includes certain other fees. Our Benefits and expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) Operating expenses, which include expenses related to the selling and servicing of the various products offered by us and other general business expenses and (c) amortization of DAC and VOBA. In addition, we collect broker-dealer commission revenues through our subsidiary VFP, which are, in turn, paid to broker-dealers and expensed.

We have one operating segment.

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets an

d will favorably impact the DAC and VOBA amortization rate and operating earnings over time. See the Assumptions and Periodic Review section in Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K.

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

Stabilizer and MCG: We also issue certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include Stabilizer contracts. The managed custody guarantee product ("MCG") is a stand-alone derivative and is measured in its entirety at estimated fair value.

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

The liabilities for the Stabilizer embedded derivatives and the MCG stand-alone derivative include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for our and Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit spreads, adjusted to reflect the credit quality of the Company, as well as an adjustment to reflect the non-default spreads and the priority and recovery rates of policyholder claims.

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

During the third quarter of 2018, 2017 and 2016, we conducted our annual review of assumptions, including projection model inputs, which resulted in net favorable/(unfavorable) unlocking of DAC and VOBA of $42 million, $(60) million and $(98) million, respectively.

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC/VOBA amortization rate and operating earnings over time.

For the year ended December 31, 2018, unfavorable unlocking of DAC and VOBA related to GMIR provisions was $51 million, of which $8 million was included in the results of the annual review of assumptions referenced above. For the year ended December 31, 2017, unfavorable unlocking of DAC and VOBA related to changes in GMIR provisions was $220 million, of which $92 million was included in the results of the annual review of assumptions referenced above.

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

($ in millions)	As of December 31, 2018
Decrease in long-term equity rate of return assumption by 100 basis points	$(32)
A change to the long-term interest rate assumption of -50 basis points	(19)
A change to the long-term interest rate assumption of +50 basis points	7

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

We have certain CDS and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

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

39

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

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from Voya Financial for the current year, the deferred income tax liabilities and assets for items recognized differently in our Consolidated Financial Statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments are reevaluated on a periodic basis and as a regulatory and business factors change.

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

Tax Reform made broad changes to U.S. federal tax law. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allowed us to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to the provisional estimate and additional impacts from Tax Reform were recorded as they are identified during the measurement period as provided for in SAB 118.
We relied on SAB 118 to determine the net impact of Tax Reform on our net deferred tax asset position as of December 31, 2017 and finalized the impact of Tax Reform on our current taxes and net deferred tax position during the measurement period in 2018. Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies.
Pursuant to SAB 118, we estimated that Tax Reform resulted in a one-time decrease in our net deferred tax liability position of $116 million as of December 31, 2017. This reduction was substantially due to the remeasurement of our deferred tax assets and liabilities at 21%, the new federal corporate income tax rate at which the deferred tax assets and liabilities are expected to reverse in the future. This estimate included the effect of a reduction in our deferred tax liability associated with accumulated other comprehensive income ("AOCI"). The FASB issued guidance in February 2018 that allows reclassification of the reduction in the deferred tax liability associated with AOCI from retained earnings to AOCI. We will adopt this new guidance effective January 1, 2019. For additional information, see the Business, Basis of Presentation and Significant Accounting Policies Note, "Future Adoption of Accounting Pronouncements" section, in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information.

Contingencies

For information regarding our contingencies, see the Commitments and Contingencies Note in our Consolidated Financial
Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Results of Operations

	Year Ended December 31,
($ in millions)	2018	2017	2016
Revenues:
Net investment income	$1,623	$1,520	$1,501
Fee income	695	713	725
Premiums	41	48	870
Broker-dealer commission revenue	69	170	175
Total net realized capital gains (losses)	(242)	(200)	(213)
Other revenue	13	—	(2)
Total revenues	2,199	2,251	3,056
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	828	958	1,765
Operating expenses	647	801	815
Broker-dealer commission expense	69	170	175
Net amortization of Deferred policy acquisition costs and Value of business acquired	86	233	167
Total benefits and expenses	1,630	2,162	2,922
Income (loss) before income taxes	569	89	134
Income tax expense (benefit)	74	(121)	21
Net income (loss)	$495	$210	$113

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Net income (loss) increased $285 million from income of $210 million to $495 million primarily due to:

•	lower Operating expenses;

•	lower Net amortization of DAC and VOBA;

•	lower Interest credited and other benefits to contract owners/policyholders;

•	higher Net investment income.

The increase was partially offset by:

•	unfavorable changes in Income tax expense (benefit);

•	lower Fee income; and

•	higher Net realized losses.

Revenues

Net investment income increased $103 million from $1,520 million to $1,623 million primarily due to:

•	higher alternative investment income;

•	growth in general account assets driven by positive net flows, including the cumulative impact of participants' transfers from variable investment options into fixed investment options; and

•	higher income due to the change in the mix of portfolio of assets.

Fee income decreased $18 million from $713 million to $695 million primarily due to:

•	lower investment advisory fees, resulting from changes to the investment advisory relationship with affiliates; and

•	the shift in business mix.

The decrease was partially offset by:

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements.

Broker-dealer commission revenue decreased $101 million from $170 million to $69 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Net realized capital losses increased $42 million from $200 million to $242 million primarily due to:

•	higher net realized losses on the disposal of fixed maturities including securities pledged due to higher impairments; and

•	unfavorable changes in the fair value of derivatives due to interest rate movements.

The increase was partially offset by:

•	favorable changes in the fair value of embedded derivatives on product guarantees primarily due to interest rate movements and the impact of nonperformance risk.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased $130 million from $958 million to $828 million primarily due to:

•	favorable changes in the fair value of the embedded derivative on reinsurance due to market movements;

•	a decrease in reserves related to changes in interest and equity markets;

•	a decrease in the fair value of the embedded derivatives and standalone derivatives on product guarantees; and

•	a decrease in immediate annuities with life contingencies.

Broker-dealer commission expense decreased $101 million from $170 million to $69 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Operating expenses decreased $154 million from $801 million to $647 million primarily due to:

•
a gain on the recapture of the Langhorne coinsurance agreement during the current period. See the Related Party Transactions Note to the Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further detail; and

•	lower investment advisory expenses, resulting from changes to the investment advisory relationship with affiliates.

Net amortization of DAC and VOBA decreased $147 million from $233 million to $86 million primarily due to:

•	lower unfavorable DAC and VOBA unlocking related to the GMIR initiative;

•	favorable changes in DAC and VOBA unlocking resulting from the impact of annual assumptions updates; and

•	the favorable impact of the GMIR initiative on the amortization rates.

This decrease was partially offset by:

•	unfavorable DAC and VOBA unlocking due to separate account performance; and

•	unfavorable DAC and VOBA amortization related to the change in embedded derivative associated with a reinsurance agreement.

Income Taxes

Income tax expense changed by $195 million from a benefit of $121 million to an expense of $74 million due to:

•	an increase in income before income taxes; and

•	a large Tax Reform-related benefit associated with revaluing deferred tax liabilities in 2017 that did not recur in 2018.

The increase was partially offset with:

•	a decrease in the federal income tax rate from 35% to 21%; and

•	an increase in the dividends received deduction.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Net income (loss) increased $97 million from income of $113 million to $210 million primarily due to:

•	lower Interest credited and other benefits to contract owners/policyholders;

•	favorable changes in Income tax expense (benefit);

•	higher Net investment income;

•	lower Operating expenses; and

•	lower Net realized capital losses.

The increase was partially offset by:

•	lower Premiums;

•	lower Fee income; and

•	higher Net amortization of DAC and VOBA.

Revenues

Net investment income increased $19 million from $1,501 million to $1,520 million primarily due to:

•	growth in the general account assets driven by positive net flows, including the cumulative impact of participants’ transfers from variable investment options into fixed investment options; and

•	higher alternative investment income.

The increase was partially offset by:

•	lower prepayment fee income; and

•	lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

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

Net realized capital losses decreased $13 million from $213 million to $200 million primarily due to:

•
favorable changes in the fair value of embedded derivatives on product guarantees (from a gain of $13 million in the prior period to a gain of $55 million in the current period). This was primarily the result of interest rate movements, partially offset by the impact of nonperformance risk; and

•	lower net realized losses on the disposal of available for sale fixed maturities including securities pledged due to lower impairments and gains on the sale of securities.

The decrease was partially offset by:

•	unfavorable changes in the fair values of derivatives due to interest rate movements; and

•	unfavorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased $807 million from $1,765 million to $958 million primarily due to:

•	a decrease in the change in reserves associated with the pension risk contracts; and

•	favorable change in the fair value of the embedded derivative on reinsurance.

This decrease was partially offset by:

•	an increase in general account liabilities which corresponds to the growth in the general account assets.

Operating expenses decreased $14 million from $815 million to $801 million primarily due to:

•	lower investment advisory expenses, resulting from changes to the investment advisory relationship with affiliates, referenced above.

The decrease was partially offset by:

•	higher asset based commissions;

•	higher technology costs; and

•	higher employee related expenses.

Net amortization of DAC and VOBA increased $66 million from $167 million to $233 million due to:

•	unfavorable unlocking related to changes in GMIR provisions of certain retirement plan contracts with fixed investment options.

This decrease was partially offset by:

•	favorable changes in unlocking resulting from the impact of annual assumption updates.

Income Taxes

Income tax expense (benefit) changed by $142 million from an expense of $21 million to a benefit of $(121) million primarily due to:

•	a benefit associated with the revaluing of deferred balances impacted by the federal tax rate change;

•	a decrease in income before income taxes; and

•	an increase in the benefit associated with the dividends received deduction.

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

See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	December 31, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$22,981	74.0%	$23,141	75.1%
Fixed maturities, at fair value using the fair value option	1,171	3.8%	941	3.1%
Equity securities, available-for-sale	57	0.2%	60	0.2%
Short-term investments(1)	50	0.2%	25	0.1%
Mortgage loans on real estate	4,918	15.9%	4,910	15.9%
Policy loans	210	0.7%	214	0.7%
Limited partnerships/corporations	583	1.9%	411	1.3%
Derivatives	128	0.4%	136	0.5%
Securities pledged	882	2.8%	960	3.1%
Other investments	40	0.1%	—	—%
Total investments	$31,020	100.0%	$30,798	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

($ in millions)	December 31, 2018
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$651	2.6%	$738	2.9%
U.S. Government agencies and authorities	—	—%	—	—%
State, municipalities, and political subdivisions	754	3.0%	764	3.1%
U.S. corporate public securities	7,908	31.7%	8,015	32.0%
U.S. corporate private securities	3,686	14.8%	3,653	14.6%
Foreign corporate public securities and foreign governments(1)	2,551	10.3%	2,540	10.1%
Foreign corporate private securities(1)	3,235	13.1%	3,175	12.7%
Residential mortgage-backed securities	2,966	11.9%	3,036	12.2%
Commercial mortgage-backed securities	1,917	7.7%	1,905	7.6%
Other asset-backed securities	1,230	4.9%	1,208	4.8%
Total fixed maturities, including securities pledged	$24,898	100.0%	$25,034	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$547	2.3%	$656	2.6%
U.S. Government agencies and authorities	3	—%	3	—%
State, municipalities, and political subdivisions	842	3.6%	878	3.5%
U.S. corporate public securities	8,476	35.9%	9,236	36.9%
U.S. corporate private securities	3,387	14.4%	3,497	14.0%
Foreign corporate public securities and foreign governments(1)	2,594	11.0%	2,777	11.1%
Foreign corporate private securities(1)	3,105	13.2%	3,215	12.8%
Residential mortgage-backed securities	2,517	10.7%	2,629	10.5%
Commercial mortgage-backed securities	1,437	6.1%	1,470	5.9%
Other asset-backed securities	671	2.8%	681	2.7%
Total fixed maturities, including securities pledged	$23,579	100.0%	$25,042	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2018, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

Information about certain of our fixed maturity securities holdings by NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings, Inc. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2018 and 2017 the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2018 and 2017, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received then the middle rating is applied;

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$738	$—	$—	$—	$—	$—	$738
U.S. Government agencies and authorities	—	—	—	—	—	—	—
State, municipalities and political subdivisions	715	48	—	—	—	1	764
U.S. corporate public securities	3,285	4,152	491	78	9	—	8,015
U.S. corporate private securities	1,420	2,042	79	102	10	—	3,653
Foreign corporate public securities and foreign governments(1)	1,105	1,267	146	21	—	1	2,540
Foreign corporate private securities(1)	405	2,520	188	46	16	—	3,175
Residential mortgage-backed securities	2,981	16	4	1	4	30	3,036
Commercial mortgage-backed securities	1,840	57	8	—	—	—	1,905
Other asset-backed securities	1,081	100	11	5	7	4	1,208
Total fixed maturities	$13,570	$10,202	$927	$253	$46	$36	$25,034
% of Fair Value	54.2%	40.8%	3.7%	1.0%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$656	$—	$—	$—	$—	$—	$656
U.S. Government agencies and authorities	3	—	—	—	—	—	3
State, municipalities and political subdivisions	824	53	—	—	—	1	878
U.S. corporate public securities	4,560	4,148	395	131	2	—	9,236
U.S. corporate private securities	1,497	1,862	68	70	—	—	3,497
Foreign corporate public securities and foreign governments(1)	1,238	1,300	211	25	3	—	2,777
Foreign corporate private securities(1)	492	2,398	301	20	1	3	3,215
Residential mortgage-backed securities	2,564	23	1	—	4	37	2,629
Commercial mortgage-backed securities	1,453	17	—	—	—	—	1,470
Other asset-backed securities	580	83	9	2	—	7	681
Total fixed maturities	$13,867	$9,884	$985	$248	$10	$48	$25,042
% of Fair Value	55.4%	39.5%	3.9%	1.0%	—%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$738	$—	$—	$—	$—	$738
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	59	461	195	48	1	764
U.S. corporate public securities	74	385	2,826	4,164	566	8,015
U.S. corporate private securities	92	142	1,296	1,940	183	3,653
Foreign corporate public securities and foreign governments(1)	21	276	849	1,226	168	2,540
Foreign corporate private securities(1)	—	—	447	2,579	149	3,175
Residential mortgage-backed securities	2,272	59	42	104	559	3,036
Commercial mortgage-backed securities	949	202	364	297	93	1,905
Other asset-backed securities	484	122	441	113	48	1,208
Total fixed maturities	$4,689	$1,647	$6,460	$10,471	$1,767	$25,034
% of Fair Value	18.7%	6.6%	25.8%	41.8%	7.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$656	$—	$—	$—	$—	$656
U.S. Government agencies and authorities	3	—	—	—	—	3
State, municipalities and political subdivisions	84	540	200	53	1	878
U.S. corporate public securities	104	471	3,985	4,148	528	9,236
U.S. corporate private securities	104	136	1,363	1,721	173	3,497
Foreign corporate public securities and foreign governments(1)	32	258	948	1,300	239	2,777
Foreign corporate private securities(1)	—	—	533	2,536	146	3,215
Residential mortgage-backed securities	2,001	15	48	24	541	2,629
Commercial mortgage-backed securities	1,126	83	142	92	27	1,470
Other asset-backed securities	378	90	67	104	42	681
Total fixed maturities	$4,488	$1,593	$7,286	$9,978	$1,697	$25,042
% of Fair Value	17.9%	6.4%	29.1%	39.8%	6.8%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $412 million from $148 million to $560 million for the year ended December 31, 2018. The increase in gross unrealized capital losses was primarily due to rising interest rates and widening credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, decreased $131 million from $279 million to $148 million for the year ended December 31, 2017. The decrease in gross unrealized capital losses was primarily due to narrowing credit spreads.

As of December 31, 2018, we held one fixed maturity with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity equaled $15 million, or 2.7% of the total unrealized losses. As of December 31, 2017, we held three fixed maturity with unrealized capital losses in excess of $10 million.The unrealized capital losses on this fixed maturity equaled $37 million, or 25.0% of the total unrealized losses.

As of December 31, 2018, we had $1.9 billion of energy sector fixed maturity securities, constituting 7.4% of the total fixed maturities portfolio, with gross unrealized capital losses of $81 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital loss on this fixed maturity equaled $15 million. As of December 31, 2018, our fixed maturity exposure to the energy sector is comprised of 88.5% investment grade securities.

As of December 31, 2017, we held $2.1 billion of energy sector fixed maturity securities, constituting 8.4% of the total fixed maturities portfolio, with gross unrealized capital losses of $33 million, including one energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $14 million. As of December 31, 2017, our fixed maturity exposure to the energy sector is comprised of 84.7% investment grade securities.

Residential Mortgage-Backed Securities

The following table presents our residential mortgage-backed securities as of December 31, 2018 and 2017:

	December 31, 2018
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,989	$54	$20	$4	$2,027
Prime Non-Agency	917	31	12	1	937
Alt-A	46	8	—	4	58
Sub-Prime(1)	38	4	—	—	42
Total RMBS	$2,990	$97	$32	$9	$3,064
(1) Includes subprime other asset backed securities.
	December 31, 2017
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,878	$65	$17	$6	$1,932
Prime Non-Agency	579	47	1	1	626
Alt-A	43	7	—	5	55
Sub-Prime(1)	39	6	1	—	44
Total RMBS	$2,539	$125	$19	$12	$2,657
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following table presents our commercial mortgage-backed securities as of December 31, 2018 and 2017:

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2012 and prior	$31	$31	$11	$11	$28	$28	$23	$24	$—	$—	$93	$94
2013	224	230	28	28	33	32	32	32	6	6	323	328
2014	285	285	21	21	19	19	16	16	31	31	372	372
2015	231	226	69	69	25	25	81	81	16	16	422	417
2016	32	31	8	7	21	21	31	31	6	6	98	96
2017	113	107	46	45	62	61	30	29	22	22	273	264
2018	39	39	21	21	179	178	84	83	13	13	336	334
Total CMBS	$955	$949	$204	$202	$367	$364	$297	$296	$94	$94	$1,917	$1,905

	December 31, 2017
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2012 and prior	$37	$37	$6	$6	$32	$33	$12	$15	$2	$3	$89	$94
2013	231	247	9	9	21	20	15	15	6	6	282	297
2014	353	366	15	15	18	18	3	3	—	—	389	402
2015	261	264	3	3	23	23	35	35	10	9	332	334
2016	61	60	3	3	8	8	8	8	6	6	86	85
2017	151	151	47	46	40	40	17	17	4	4	259	258
2018	—	—	—	—	—	—	—	—	—	—	—	—
Total CMBS	$1,094	$1,125	$83	$82	$142	$142	$90	$93	$28	$28	$1,437	$1,470
As of December 31, 2018, 96.6% and 3.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2017, 98.9% and 1.1% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following table presents our other asset-backed securities as of December 31, 2018 and 2017:

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$427	$420	$64	$62	$314	$301	$12	$12	$21	$19	$838	$814
Auto-Loans	1	2	10	10	5	5	—	—	—	—	16	17
Student Loans	9	9	49	49	73	73	—	—	—	—	131	131
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	53	52	1	—	61	61	103	101	3	4	221	218
Total Other ABS(1)	$490	$483	$124	$121	$453	$440	$115	$113	$24	$23	$1,206	$1,180
(1) Excludes subprime other asset backed securities
	December 31, 2017
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$303	$305	$62	$62	$18	$18	$6	$6	$11	$11	$400	$402
Auto-Loans	24	25	—	—	5	5	—	—	—	—	29	30
Student Loans	7	7	19	19	38	38	2	2	—	—	66	66
Credit Card loans	17	16	—	—	—	—	—	—	—	—	17	16
Other Loans	25	25	9	9	6	6	93	95	4	4	137	139
Total Other ABS(1)	$376	$378	$90	$90	$67	$67	$101	$103	$15	$15	$649	$653
(1) Excludes subprime other asset backed securities

As of December 31, 2018, 89.3% and 8.5% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2017, 85.0% and 12.7% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

As of December 31, 2018 and 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 and 2.2 times and a weighted average LTV ratio of 62.4% and 61.8%, respectively. See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

As of December 31, 2018, the Company's total European exposure had an amortized cost and fair value of $2,779 million and $2,743 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $263 million, which includes non-financial institutions exposure in Ireland of $79 million, in Italy of $95 million, and in Spain of $57 million. We also had financial institutions exposure in Ireland of $8 million, in Italy of $5 million and in Spain of $19 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,480 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2018, our non-peripheral sovereign exposure was $104 million, which consisted of fixed maturities. We also had $405 million in net exposure to non-peripheral financial institutions with a concentration in France of $70 million, The Netherlands of $50 million, Switzerland of $70 million and the United Kingdom of $196 million. The balance of $1,971 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,296 million, in The Netherlands of $254 million, in Belgium of $133 million, in France of $150 million, in Germany of $181 million, in Switzerland of $193 million and in Russia of $59 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of December 31, 2018, we did not have an outstanding receivable/payable with Voya Financial under the reciprocal loan agreement. As of December 31, 2017, we had an outstanding receivable of $80 million and no outstanding payable. We and Voya Financial continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 50.1% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2018, VRIAC had securities lending collateral assets of $702 million, which represents approximately 0.7% of its general account statutory admitted assets. As of December 31, 2017, VRIAC had securities lending collateral assets of $733 million, which represents approximately 0.7% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Financing Agreement

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting by the Department of Economic and Community Development ("DECD") loaned VRIAC $10 million (the "DECD Loan") in connection with the development of the corporate office facility located at One Orange Way, Windsor, Connecticut that serves as our principal executive offices (the "Windsor Property"). As of December 31, 2018 and 2017, the amount of the loan outstanding was $5 million, which was reflected in Other liabilities on the Consolidated Balance Sheets.

In August 2017, the loan agreement between VRIAC and the DECD was amended and $5 million in cash was transferred into the cash deposit account as cash collateral. VRIAC's monthly payments of principal and interest are processed out of the cash deposit account.

Capital Contributions and Dividends

During the year ended December 31, 2018, VRIAC declared an ordinary dividend in the amount of $126 million, which was paid to its Parent on May 25, 2018. During the year ended December 31, 2017, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $265 million, of which $261 million was paid on May 24, 2017 and $4 million was paid on December 28, 2017.

On March 28, 2018, VFP paid a $20 million dividend to VRIAC, its parent; on June 28, 2018, VFP paid a $20 million dividend to VRIAC; on September 26, 2018, VFP paid a $20 million dividend to VRIAC; and on December 21, 2018, VFP paid a $30 million dividend to VRIAC. During the year ended December 31, 2017, VFP paid dividends in the amount of $85 million to VRIAC.

On May 25, 2018, DSL, which was a subsidiary of VRIAC at the time, paid a $49 million dividend to its then parent, VRIAC. During the year ended December 31, 2017, DSL did not pay any dividends to VRIAC.

During the years ended December 31, 2018 and 2017, VRIAC did not receive any capital contributions from its Parent.

Collateral

Under the terms of our Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2018, we held $17 million and $21 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2017, we held $11 million and $74 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2018, we delivered $123 million of securities and held no securities as collateral. As of December 31, 2017, we delivered $161 million of securities and held no securities as collateral.

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

A downgrade in our credit or financial strength ratings or the credit or financial strength ratings of our Parent or rated affiliates could potentially have a material adverse effect on our results of operations and financial condition. See Risk Factors- A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition in Part I, Item 1A. of this Annual Report on Form 10-K.

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
(1) A.M. Best's financial strength ratings for insurance companies range from "A++ (superior)" to "s (suspended)." Long-term credit ratings range from "aaa
(exceptional)" to "s (suspended)."
(2) Fitch's financial strength ratings for insurance companies range from "AAA (exceptionally strong)" to "C (distressed)." Long-term credit ratings range from
"AAA (highest credit quality)," which denotes exceptionally strong capacity for timely payment of financial commitments, to "D (default)."
(3) Moody’s financial strength ratings for insurance companies range from "Aaa (exceptional)" to "C (lowest)." Numeric modifiers are used to refer to the ranking within the group- with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Long-term credit ratings range from "Aaa (highest)" to "C (default)."
(4) S&P's financial strength ratings for insurance companies range from "AAA (extremely strong)" to "D (default)." Long-term credit ratings range from "AAA
(extremely strong)" to "D (default)."

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

Ratings actions and outlook changes by A.M. Best, Fitch, Moody's, and S&P, from December 31, 2017 through December 31, 2018 and subsequently through the date of this Annual Report on Form 10-K are as follows.

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

We have entered into the following agreements that are accounted for under the deposit method with two of our affiliates. As of December 31, 2018 and 2017, we had deposit assets of $37 million and $63 million, respectively, and deposit liabilities of $77 million and $135 million, respectively, related to these agreements. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

Effective January 1, 2014, we entered into a coinsurance agreement with Langhorne I, LLC ("Langhorne"), an affiliated captive reinsurance company, to manage reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee business. Effective January 1, 2018, we recaptured this agreement and recorded a $74 million pre-tax gain on the recapture which was reported in Operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2018.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of December 31, 2018, the following table presents our on- and off- balance sheet contractual obligations due in various periods. The payments reflected in this table are based on our estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$582	$557	$25	$—	$—
Reserves for insurance obligations(2)(3)	40,900	2,332	4,396	4,862	29,310
Retirement and other plans(4)	90	9	18	18	45
Long-term debt obligation(5)	5	1	1	1	2
Securities lending and collateral held(6)	894	894	—	—	—
Total	$42,471	$3,793	$4,440	$4,881	$29,357
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
(3) Contractual obligations related to certain closed blocks, with Reserves in the amount of $1.4 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by the Company. Although we are not relieved of our legal liability to the contract holder for these closed blocks, third-party collateral of $1.5 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(6) Securities loan and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements include non-cash collateral of $67 million.

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of us. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2018 and 2017, the fair value of loaned securities was $759 million and $799 million, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of us. As of December 31, 2018 and 2017, cash collateral retained by the lending agent and invested in short-term liquid assets on our behalf was $719 million and $744 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered, on the Consolidated Balance Sheets. As of December 31, 2018 and 2017, liabilities to return collateral of $719 million and $744 million, respectively, are included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets.
We accept non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in our Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2018 and 2017, the fair value of securities retained as collateral by the lending agent on our behalf was $67 million and $61 million, respectively.

FHLB

On January 18, 2018, we became a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”). We are required to pledge collateral to back funding agreements issued to the FHLB. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets and subject to the availability of eligible collateral. The limit for the program is up to an amount that corresponds to the lending value of assets that can be pledged to the FHLB of Boston which is limited to 5% of the total general account assets in VRIAC. Furthermore, collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLBs. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed.

Our maximum borrowing capacity under this credit facility was $1.5 billion as of December 31, 2018, and does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2018, we had $657 million in non-putable FHLB funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2018, we had assets with a market value of approximately $771 million, which collateralized the FHLB funding agreements.

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

We are subject to minimum risk-based capital ("RBC") requirements established by the Department. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to RBC requirements, as defined by the NAIC. As a result of Tax Reform, the NAIC updated the factors affecting RBC requirements, including us, to reflect the lowering of the top corporate tax rate from 35% to 21%. Adjusting these factors in light of Tax Reform resulted in an increase in the amount of capital we are required to maintain to satisfy our RBC requirements.

We are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Department. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the Department, the entire amount or a portion of an insurance company's asset balance can be non-admitted based on the specific rules regarding admissibility. The most significant non-admitted assets are typically a portion of deferred tax assets in excess of prescribed thresholds.

The Department recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed by the Department. Statutory capital and surplus of VRIAC was $2.0 billion and $1.8 billion as of December 31, 2018 and 2017, respectively.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2018 and 2017. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2018
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$25,034	$(1,756)	$1,846
Mortgage loans on real estate	—	4,983	(253)	279
Derivatives:
Interest rate contracts	19,315	41	105	(101)
Notes receivable from affiliates		—	—	—
Financial liabilities with interest rate risk:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(3)	—	29,108	(1,867)	2,439
Funding agreements with fixed maturities		652	(23)	24
Supplementary contracts, immediate annuities and other	—	354	(24)	28
Embedded derivatives on reinsurance	—	(80)	(72)	82
Guaranteed benefit derivatives(3):
Stabilizer and MCGs	—	5	(5)	39

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)
Certain amounts included in the Funding agreements without fixed maturities and deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above. Sensitivities related to fixed indexed annuities have been deemed immaterial and as such have been excluded from this table.

	As of December 31, 2017
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$25,042	$(1,820)	$1,977
Mortgage loans on real estate	—	4,924	(262)	289
Derivatives:
Interest rate contracts	18,804	97	35	(58)
Notes receivable from affiliates		222	(23)	27
Financial liabilities with interest rate risk:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(3)	—	29,431	(2,151)	2,660
Funding agreements with fixed maturities		—	—	—
Supplementary contracts, immediate annuities and other	—	418	(31)	36
Embedded derivatives on reinsurance	—	(21)	(78)	89
Guaranteed benefit derivatives(3):
Stabilizer and MCGs	—	97	(59)	104

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)
Certain amounts included in the Funding agreements without fixed maturities and deferred annuities line are also reflected within the Guaranteed benefit derivatives lines of the table above. Sensitivities related to fixed indexed annuities have been deemed immaterial and as such have been excluded from this table.

Market Risk Related to Equity Market Prices

Our variable products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products include variable annuity contracts and variable life insurance.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables present the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2018 and 2017. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts.

	As of December 31, 2018
		Hypothetical Change in Fair Value(1)
($ in millions)	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$57	$6	$(6)
Limited partnerships/corporations	583	35	(35)
(1) (Decreases) in assets are presented in parentheses and increase in assets are presented without parentheses.

	As of December 31, 2017
		Hypothetical Change in Fair Value(1)
($ in millions)	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$60	$6	$(6)
Limited partnerships/corporations	411	25	(25)
(1) (Decreases) in assets are presented in parentheses and increases in assets are presented without parentheses.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $25.1 billion as of December 31, 2018 and 2017. Our credit risk materializes primarily as impairment losses and/or credit related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Item 8.        Financial Statements and Supplementary Data

69

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of
Voya Retirement Insurance and Annuity Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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
March 14, 2019

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2018 and 2017
(In millions, except share and per share data)

	As of December 31,
	2018	2017
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,860 as of 2018 and $21,774 as of 2017)	$22,981	$23,141
Fixed maturities, at fair value using the fair value option	1,171	941
Equity securities, at fair value (cost of $45 as of 2018 and 2017)	57	60
Short-term investments	50	25
Mortgage loans on real estate, net of valuation allowance of $1 as of 2018 and 2017	4,918	4,910
Policy loans	210	214
Limited partnerships/corporations	583	411
Derivatives	128	136
Securities pledged (amortized cost of $867 as of 2018 and $864 as of 2017)	882	960
Other investments	40	—
Total investments	31,020	30,798
Cash and cash equivalents	364	288
Short-term investments under securities loan agreements, including collateral delivered	793	765
Accrued investment income	301	304
Premiums receivable and reinsurance recoverable	1,409	1,496
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,104	766
Notes receivable from affiliate	—	175
Short-term loan to affiliate	—	80
Current income tax recoverable	35	—
Due from affiliates	54	60
Property and equipment	62	64
Other assets	251	140
Assets held in separate accounts	67,323	73,036
Total assets	$102,716	$107,972

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2018 and 2017
(In millions, except share and per share data)

	As of December 31,
	2018	2017
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$30,695	$29,669
Payable for securities purchased	49	79
Payables under securities loan agreements, including collateral held	827	845
Due to affiliates	73	61
Derivatives	99	85
Current income tax payable to Parent	—	23
Deferred income taxes	64	187
Other liabilities	264	406
Liabilities related to separate accounts	67,323	73,036
Total liabilities	99,394	104,391

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2018 and 2017; $50 par value per share)	3	3
Additional paid-in capital	2,728	2,730
Accumulated other comprehensive income (loss)	108	818
Retained earnings (deficit)	483	30
Total shareholder's equity	3,322	3,581
Total liabilities and shareholder's equity	$102,716	$107,972

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net investment income	$1,623	$1,520	$1,501
Fee income	695	713	725
Premiums	41	48	870
Broker-dealer commission revenue	69	170	175
Net realized capital gains (losses):
Total other-than-temporary impairments	(18)	(19)	(19)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	2	(7)	—
Net other-than-temporary impairments recognized in earnings	(20)	(12)	(19)
Other net realized capital gains (losses)	(222)	(188)	(194)
Total net realized capital gains (losses)	(242)	(200)	(213)
Other revenue	13	—	(2)
Total revenues	2,199	2,251	3,056
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	828	958	1,765
Operating expenses	647	801	815
Broker-dealer commission expense	69	170	175
Net amortization of Deferred policy acquisition costs and Value of business acquired	86	233	167
Total benefits and expenses	1,630	2,162	2,922
Income (loss) before income taxes	569	89	134
Income tax expense (benefit)	74	(121)	21
Net income (loss)	$495	$210	$113

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$495	$210	$113
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(897)	387	258
Other-than-temporary impairments	8	(4)	9
Pension and other postretirement benefits liability	(1)	(2)	(1)
Other comprehensive income (loss), before tax	(890)	381	266
Income tax expense (benefit) related to items of other comprehensive income (loss)	(192)	122	93
Other comprehensive income (loss), after tax	(698)	259	173
Comprehensive income (loss)	$(203)	$469	$286

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2016	$3	$3,272	$386	$(293)	$3,368
Comprehensive income (loss):
Net income (loss)	—	—	—	113	113
Other comprehensive income (loss), after tax	—	—	173	—	173
Total comprehensive income (loss)					286
Dividends paid and distributions of capital	—	(278)	—	—	(278)
Employee related benefits	—	—	—	—	—
Balance as of December 31, 2016	3	2,994	559	(180)	3,376
Comprehensive income (loss):
Net income (loss)	—	—	—	210	210
Other comprehensive income (loss), after tax	—	—	259	—	259
Total comprehensive income (loss)					469
Dividends paid and distributions of capital	—	(265)	—	—	(265)
Employee related benefits	—	1	—	—	1
Balance as of December 31, 2017- As previously filed	3	2,730	818	30	3,581

Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	72	72
Adjustment for adoption of ASU 2016-01	—	—	(12)	12	—
Balance as of January 1, 2018 - As adjusted	3	2,730	806	114	3,653
Comprehensive income (loss):
Net income (loss)	—	—	—	495	495
Other comprehensive income (loss), after tax	—	—	(698)	—	(698)
Total comprehensive income (loss)					(203)
Dividends paid and distributions of capital	—	—	—	(126)	(126)
Employee related benefits	—	(2)	—	—	(2)
Balance as of December 31, 2018	$3	$2,728	$108	$483	$3,322

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$495	$210	$113
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(64)	(80)	(80)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	87	234	168
Net accretion/amortization of discount/premium	(3)	12	(1)
Future policy benefits, claims reserves and interest credited	547	534	1,289
Deferred income tax (benefit) expense	49	(158)	(3)
Net realized capital losses	242	200	213
Depreciation	2	3	4
Change in:
Accrued investment income	3	(3)	(6)
Premiums receivable and reinsurance recoverable	87	138	205
Other receivables and asset accruals	(15)	21	7
Due to/from affiliates	18	(105)	30
Other payables and accruals	(169)	(3)	126
Other, net	(33)	(24)	(11)
Net cash provided by operating activities	1,246	979	2,054
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,983	4,462	3,184
Equity securities, available-for-sale	3	25	49
Mortgage loans on real estate	598	494	375
Limited partnerships/corporations	99	81	71
Acquisition of:
Fixed maturities	(5,475)	(4,247)	(5,664)
Equity securities, available-for-sale	(3)	(2)	—
Mortgage loans on real estate	(606)	(1,149)	(900)
Limited partnerships/corporations	(254)	(120)	(113)
Derivatives, net	23	203	28
Policy loans, net	4	5	11
Short-term investments, net	(26)	8	(33)
Short-term loan to affiliate, net	80	(80)	—
Collateral received (delivered), net	(46)	(189)	(30)
Other investments, net	(40)	—	—
Net cash used in investing activities	(1,660)	(509)	(3,022)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Financing Activities:
Deposits received for investment contracts	$3,744	$2,380	$3,746
Maturities and withdrawals from investment contracts	(3,108)	(2,794)	(2,534)
Settlements on deposit contracts	(20)	(64)	(66)
Dividends paid and return of capital distribution	(126)	(265)	(278)
Net cash (used in) provided by financing activities	490	(743)	868
Net increase (decrease) in cash and cash equivalents	76	(273)	(100)
Cash and cash equivalents, beginning of period	288	561	661
Cash and cash equivalents, end of period	$364	$288	$561
Supplemental cash flow information:
Income taxes paid, net	$83	$13	$15

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

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets"), small to mid-sized corporations and individuals. The Company also provides stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to the Company. The Company discontinued sales of these solutions in late 2016 to better align business activities to the Company's priorities. The Company's products are generally distributed through pension professionals, independent agents and brokers, third-party administrators, banks, consultants, dedicated financial guidance, planning and advisory representatives associated with Voya Financial's retail broker-dealer, Voya Financial Advisors, Inc. ("VFA").

Products offered by the Company include deferred and immediate (i.e., payout) annuity contracts. The Company's products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and record-keeping services, participant education, and retirement readiness planning tools along with a variety of investment options, including proprietary and non-proprietary mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. Stable value products are also provided to institutional plan sponsors where the Company may or may not be providing other employer sponsored products and services.

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

Investments

The accounting policies for the Company's principal investments are as follows:

Fixed Maturities and Equity Securities: Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU")
2016-01 "Financial Instruments-Overall (ASC Subtopic 825-10):Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01") (See the Adoption of New Pronouncements section below). As a result, the Company measures its equity securities at fair value and recognizes any changes in fair value in net income. Prior to adoption, equity securities were designated as available-for-sale and reported at fair value with unrealized capital gains (losses) recorded in Accumulated other comprehensive income (loss) ("AOCI").

The Company's fixed maturities are currently designated as available-for-sale, except those accounted for using the fair value option ("FVO"). Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in AOCI and presented net of related changes in DAC, VOBA and Deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Consolidated Balance Sheets.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Contract Costs Associated with Certain Financial Services Contracts

Contract cost assets represent costs incurred to obtain or fulfill a non-insurance financial services contract that are expected to be recovered and, thus, have been capitalized and are subject to amortization. Capitalized contract costs include incremental costs of obtaining a contract and fulfillment costs that relate directly to a contract and generate or enhance resources of the Company that are used to satisfy performance obligations.

The Company defers (1) incremental commissions and variable compensation paid to the Company's direct sales force, consultant channel, and intermediary partners, as a result of obtaining certain financial services contracts and (2) account set-up expenses on certain recordkeeping contracts. The Company expenses as incurred deferrable contract costs for which the amortization period would be one year or less (based on the U.S. GAAP practical expedient) and other contract-related costs. The Company periodically reviews contract cost assets for impairment. Capitalized contract costs are included in Other assets on the Consolidated Balance Sheets, and costs expensed as incurred are included in Operating expenses in the Consolidated Statements of Operations.

As of December 31, 2018, contract cost assets were $93. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts, which typically range from 5 to 15 years. This method is consistent with the transfer of services to which the assets relate. For the year ended December 31, 2018, amortization expenses of $18 were recorded in Operating expenses in the Consolidated Statements of Operations. There was no impairment loss in relation to the contract costs capitalized.

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

Contract Owner Account Balances
Contract owner account balances relate to investment-type contracts, as follows:

•
Account balances for funding agreements with fixed maturities are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 5.3% for the years 2018, 2017 and 2016. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

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

The liabilities for the FIA and Stabilizer embedded derivatives and the MCG stand-alone derivative (collectively, "guaranteed benefit derivatives") include a risk margin to capture uncertainties related to policyholder behavior assumptions.The margin represents additional compensation a market participant would require to assume these risks.

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

The Company's policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash received is generally invested in Short-term investments, with the offsetting obligation to repay the loan included within Payables under securities loan agreements, including collateral held on the Consolidated Balance Sheets. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets.

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

Recognition of Revenue

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

Revenue for various financial services is recorded in Fee income or Other revenue in the Consolidated Statements of Operations.

Financial services revenue is disaggregated by type of service in the following table and represents approximately 14.8% of total revenue for the year ended December 31, 2018. For the year ended December 31, 2018, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods.

Year Ended December 31, 2018
Service Line
Recordkeeping & administration	$202
Distribution & shareholder servicing	123
Total financial services revenue	$325

Receivables of $63 are included in Other assets on the Consolidated Balance Sheet as of December 31, 2018.

Income Taxes

The Company uses certain assumptions and estimates in determining (a) the income taxes payable or refundable to/from Voya Financial for the current year, (b) the deferred income tax liabilities and assets for items recognized differently in its Consolidated Financial Statements from amounts shown on its income tax returns and (c) the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis and as regulatory and business factors change.

Items required by tax law to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent, such as the dividends received deduction, which is estimated using information from the prior

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

period and current year results. Other differences are temporary, reversing over time, such as the valuation of insurance reserves, and create deferred tax assets and liabilities.

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
Employee Benefits Plans

The Company, in conjunction with Voya Services Company, sponsors non-qualified defined benefit pension plans covering eligible employees, sales representatives and other individuals.

A defined benefit plan is a pension plan that defines an amount of pension benefit that an employee will receive upon retirement, usually dependent on one or more factors such as age, years of service and compensation. The liability recognized in respect of non-qualified defined benefit pension plans is the present value of the projected pension benefit obligation ("PBO") at the balance sheet date, together with adjustments for unrecognized past service costs. This liability is included in Other liabilities on the Consolidated Balance Sheets. The PBO is defined as the actuarially calculated present value of vested and non-vested pension benefits accrued based on future salary levels. The Company recognizes the funded status of the PBO for pension plans on the Consolidated Balance Sheets.

Net periodic benefit cost for the non-qualified defined benefit pension plans is determined using management estimates and actuarial assumptions to derive service cost and interest cost for a particular year. The obligations and expenses associated with these plans require use of assumptions, such as discount rate and rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics, such as age of retirements, withdrawal rates and mortality. Management determines these assumptions based on a variety of factors, such as currently available market and industry data and expected benefit payout streams. Actual results could vary significantly from assumptions based on changes, such as economic and market conditions, demographics of participants in the plans and amendments to benefits provided under the plans. These differences may have a significant effect on the Company's Consolidated Financial Statements and liquidity. Actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Adoption of New Pronouncements

The following table provides a description of the Company's adoption of new ASUs issued by the Financial Accounting Standards Board and the impact of the adoption on the Company's financial statements.

Standard	Description of Requirements	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2017-05, Derecognition of Nonfinancial Assets
This standard, issued in February 2017, requires entities to apply certain recognition and measurement principles in ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" (see Revenue from Contracts with Customers below) when they derecognize nonfinancial assets and in substance nonfinancial assets through sale or transfer, and the counterparty is not a customer.
		January 1, 2018 using the modified retrospective method.	The adoption had no effect on the Company's financial condition, results of operations, or cash flows.
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
This standard, issued in August 2016, addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on eight specific cash flow issues.
		January 1, 2018 using the retrospective method.	The adoption had no effect on the Company's financial condition, results of operations, or cash flows.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
This standard, issued in March 2016, simplifies the accounting for share-based payment award transactions with respect to:
 • The income tax consequences of awards,
 • The impact of forfeitures on the recognition of expense for awards,
 • Classification of awards as either equity or liabilities, and
 • Classification on the statement of cash flows.
		January 1, 2017 using the transition method prescribed for each applicable provision.	The guidance was adopted using the various transition methods as prescribed by the ASU and did not have a material impact on the Company's financial condition, results of operations, or cash flows.
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
This standard, issued in January 2016, addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including requiring:
 • Equity investments (except those consolidated or accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net income.
 • Elimination of the disclosure of methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.
January 1, 2018 using the modified retrospective method, except for certain provisions that were required to be applied using the prospective method.
The impact to the January 1, 2018 Consolidated Balance Sheet was a $12 increase, net of tax, to Retained earnings (deficit) with a corresponding decrease of $12, net of tax, to AOCI to recognize the unrealized gain associated with Equity securities. The provisions that required prospective adoption had no effect on the Company's financial condition, results of operations, or cash flows. Under previous guidance, prior to January 1, 2018, Equity securities were classified as available for sale with changes in fair value recognized in Other comprehensive income.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Standard	Description of Requirements	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2014-09, Revenue from Contracts with Customers
This standard, issued in May 2014, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when, or as, the entity satisfies a performance obligation under the contract. ASU 2014-09 also updated the accounting for certain costs associated with obtaining and fulfilling contracts with customers and requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the FASB issued various amendments during 2016 to clarify the provisions and implementation guidance of ASU 2014-09. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the guidance.
January 1, 2018 using the modified retrospective method.
The adoption had no impact on revenue recognition. However, the adoption resulted in a $90 increase in Other assets to capitalize costs to obtain and fulfill certain financial services contracts. This adjustment was offset by a related $18 increase in deferred tax liabilities, resulting in a net $72 increase to Retained earnings (deficit) on the Consolidated Balance Sheet as of January 1, 2018. In addition, disclosures have been updated to reflect accounting policy changes made as a result of the implementation of ASU 2014-09. (See the Significant Accounting Policies section.)

Comparative information has not been adjusted and continues to be reported under previous revenue recognition guidance. As of December 31, 2018, the adoption of ASU 2014-09 resulted in a $93 increase in Other assets, reduced by a related $20 decrease in Deferred income taxes, resulting in a net $73 increase to Retained earnings (deficit) on the Consolidated Balance Sheet. For the year ended December 31, 2018 , the adoption resulted in a $3 increase in Operating expenses on the Consolidated Statement of Operations and had no impact on Net cash provided by operating activities.

Future Adoption of Accounting Pronouncements

Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12, "Financial Services - Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts" ("ASU 2018-12"), which changes the measurement and disclosures of insurance liabilities and deferred acquisition costs for long-duration contracts issued by insurers. The provisions of ASU 2018-12 are effective for fiscal years beginning after December 15, 2020, including interim periods, with early adoption permitted. The Company is currently in the process of evaluating the provisions of ASU 2018-12. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

In addition to requiring significantly expanded interim and annual disclosures regarding long-duration insurance contract assets and liabilities, ASU 2018-12's provisions include modifications to the accounting for such contracts in the following areas:

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

ASU 2018-12 Subject Area	Description of Requirements	Transition Provisions	Effect on the financial statements or other significant matters
Assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited payment insurance contracts
Requires insurers to review and, if necessary, update cash flow assumptions at least annually.

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

Initial adoption is required to be reported using either a full retrospective or modified retrospective approach. Under either method, upon adoption the liability for future policy benefits will be remeasured using current discount rates as of the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.

The application of periodic assumption updates for nonparticipating traditional and limited payment insurance contracts is significantly different from the current accounting approach for such liabilities, which is based on assumptions that are locked in at contract inception unless a premium deficiency occurs. Under the current accounting guidance, the liability discount rate is based on expected yields on the underlying investment portfolio held by the insurer.
The implications of these requirements, including transition options, and related potential financial statement impacts are currently being evaluated.

Measurement of market risk benefits
Creates a new category of benefit features called market risk benefits, defined as features that protect contract holders from capital market risk and expose the insurers to that risk. Market risk benefits will be required to be measured at fair value, with changes in fair value recognized in the Statement of operations, except for changes in fair value attributable to changes in the instrument-specific credit risk, which will be recorded in Accumulated other comprehensive income.

Full retrospective application is required. Upon adoption, any difference between the fair value and pre-adoption carrying value of market risk benefits not currently measured at fair value will be recorded to retained earnings. In addition, the cumulative effect of changes in instrument-specific credit risk will be reclassified from retained earnings to AOCI.

Under the current accounting guidance, certain features that are expected to meet the definition of market risk benefits are accounted for as either insurance liabilities or embedded derivatives.
The implications of these requirements and related potential financial statement impacts are currently being evaluated.

Amortization of DAC and other balances
Requires DAC (and other balances that refer to the DAC model, such as deferred sales inducement costs and unearned revenue liabilities) for all long-duration contracts to be measured on a constant level basis over the expected life of the contract.

Initial adoption is required to be reported using either a full retrospective or modified retrospective approach. The method of transition applied for DAC and other balances must be consistent with the transition method selected for future policy benefit liabilities, as described above.

This approach is intended to approximate straight-line amortization and cannot be based on revenue or profits as it is under the current accounting model. Related amounts in AOCI will be eliminated upon adoption. ASU 2018-12 did not change the existing accounting guidance related to VOBA and net cost of reinsurance, which allows, but does not require, insurers to amortize such balances on a basis consistent with DAC.

The implications of these requirements, including transition options, and related potential financial statement impacts are currently being evaluated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table provides a description of future adoptions of other new accounting standards that may have an impact on the Company's financial statements when adopted:

Standard	Description of Requirements	Effective date and transition provisions	Effect on the financial statements or other significant matters
ASU 2018-15, Implementation costs in a cloud computing arrangement that is a service contract
This standard, issued in August 2018, requires a customer in a hosting arrangement that is a service contract to follow the guidance for internal-use software projects to determine which implementation costs to capitalize as an asset. Capitalized implementation costs are required to be expensed over the term of the hosting arrangement. In addition, a customer is required to apply the impairment and abandonment guidance for long-lived assets to the capitalized implementation costs. Balances related to capitalized implementation costs must be presented in the same financial statement line items as other hosting arrangement balances, and additional disclosures are required.
		January 1, 2020 with early adoption permitted. Initial adoption of ASU 2018-15 may be reported either on a prospective or retrospective basis.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-15.
ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement	This standard, issued in August 2018, simplifies certain disclosure requirements for fair value measurement.	January 1, 2020 with early adoption permitted. The transition method varies by provision.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-13.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This standard, issued in February 2018, permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). Stranded tax effects arise because U.S. GAAP requires that the impact of a change in tax laws or rates on deferred tax liabilities and assets be reported in net income, even if related to items recognized within accumulated other comprehensive income. The amount of the reclassification would be based on the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate, applied to deferred tax liabilities and assets reported within accumulated other comprehensive income.

January 1, 2019 with early adoption permitted. Initial adoption of ASU 2018-02 may be reported either in the period of adoption or on a retrospective basis in each period in which the effect of the change in the U.S. federal corporate income tax rate resulting from Tax Reform is recognized.

The Company intends to adopt ASU 2018-02 as of January 1, 2019. Adoption is expected to result in an increase to Accumulated other comprehensive income of approximately $137, with a corresponding decrease in Retained earnings.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Standard	Description of Requirements	Effective date and transition provisions	Effect on the financial statements or other significant matters
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities
This standard, issued in August 2017, enables entities to better portray risk management activities in their financial statements, as follows:
• Expands an entity's ability to hedge nonfinancial and financial risk components and reduces complexity in accounting for fair value hedges of interest rate risk,
• Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item, and
• Eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness, and modifies required disclosures.
In October 2018, the FASB issued an amendment which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting.

January 1, 2019, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-12 is required to be reported using a modified retrospective approach, with the exception of the presentation and disclosure requirements which are required to be applied prospectively.
The Company does not expect ASU 2017-12 to have a material impact on the Company's financial condition, results of operations, or cash flows.
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities	This standard, issued in March 2017, shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date.	January 1, 2019, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-08 is required to be reported using a modified retrospective approach.	The Company does not expect ASU 2017-08 to have material impact on the Company's financial condition, results of operations, or cash flows.
ASU 2016-13, Measurement of Credit Losses on Financial Instruments
This standard, issued in June 2016:
• Introduces a new current expected credit loss ("CECL") model to measure impairment on certain types of financial instruments,
• Requires an entity to estimate lifetime expected credit losses, under the new CECL model, based on relevant information about historical events, current conditions, and reasonable and supportable forecasts,
• Modifies the impairment model for available-for-sale debt securities, and
• Provides a simplified accounting model for purchased financial assets with credit deterioration since their origination.

January 1, 2019, including interim period, with early adoption permitted. Initial adoption of ASU 2016-13 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively.
The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-13.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Standard	Description of Requirements	Effective date and transition provisions	Effect on the financial statements or other significant matters
ASU 2016-02, Leases
This standard, issued in February 2016, requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms of more than 12 months. The lease liability will be measured as the present value of the lease payments, and the asset will be based on the liability. For income statement purposes, expense recognition will depend on the lessee's classification of the lease as either finance, with a front-loaded amortization expense pattern similar to current capital leases, or operating, with a straight-line expense pattern similar to current operating leases. Lessor accounting will be similar to the current model, and lessors will be required to classify leases as operating, direct financing, or sales-type.

ASU 2016-02 also replaces the sale-leaseback guidance to align with the new revenue recognition standard, addresses statement of operation and statement of cash flow classification, and requires additional disclosures for all leases. In addition, the FASB issued various amendments during 2018 and 2019 to clarify and simplify the provisions and implementation guidance of ASU 2016-02.

January 1, 2019, including interim periods, on a modified retrospective basis and with early adoption permitted.

In July 2018, the FASB issued an amendment that adds an optional transition method to apply the guidance on a modified retrospective basis at the adoption date, which is January 1, 2019.

The Company does not expect that the adoption will have a material impact on the Company's financial condition, results of operations, or cash flows.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2018:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$651	$87	$—	$—	$738	$—
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	754	18	8	—	764	—
U.S. corporate public securities	7,908	288	181	—	8,015	—
U.S. corporate private securities	3,686	73	106	—	3,653	—
Foreign corporate public securities and foreign governments(1)	2,551	69	80	—	2,540	—
Foreign corporate private securities(1)	3,235	37	97	—	3,175	—

Residential mortgage-backed securities:
Agency	1,989	54	20	4	2,027	—
Non-Agency	977	39	12	5	1,009	3
Total Residential mortgage-backed securities	2,966	93	32	9	3,036	3
Commercial mortgage-backed securities	1,917	16	28	—	1,905	—
Other asset-backed securities	1,230	6	28	—	1,208	2

Total fixed maturities, including securities pledged	24,898	687	560	9	25,034	5
Less: Securities pledged	867	45	30	—	882	—
Total fixed maturities	24,031	642	530	9	24,152	5
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $137 of net unrealized gains on impaired available-for-sale securities.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2018, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$548	$552
After one year through five years	4,184	4,203
After five years through ten years	5,971	5,864
After ten years	8,082	8,266
Mortgage-backed securities	4,883	4,941
Other asset-backed securities	1,230	1,208
Fixed maturities, including securities pledged	$24,898	$25,034

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of December 31, 2018 and 2017, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's consolidated Shareholder's equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2018
Communications	$1,139	$55	$21	$1,173
Financial	2,707	101	47	2,761
Industrial and other companies	7,604	152	214	7,542
Energy	1,884	55	81	1,858
Utilities	2,974	80	74	2,980
Transportation	729	14	17	726
Total	$17,037	$457	$454	$17,040

December 31, 2017
Communications	$1,145	$114	$1	$1,258
Financial	2,750	185	4	2,931
Industrial and other companies	7,953	532	65	8,420
Energy	1,970	159	33	2,096
Utilities	2,725	216	11	2,930
Transportation	697	52	2	747
Total	$17,240	$1,258	$116	$18,382

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2018 and 2017, approximately 52.5% and 52.1%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2018 and 2017, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2018 and 2017, the fair value of loaned securities was $759 and $799, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of December 31, 2018 and 2017, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $719 and $744, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2018 and 2017, liabilities to return collateral of $719 and $744, respectively, are included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2018 and 2017, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $67 and $61, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged for the dates indicated:

	December 31, 20181)(2)	December 31, 2017(1)(2)
U.S. Treasuries	$92	$177
U.S. corporate public securities	523	460
Foreign corporate public securities and foreign governments	170	168
Equity Securities	1	—
Payables under securities loan agreements	$786	$805

(1) As of December 31, 2018 and December 31, 2017, borrowings under securities lending transactions include cash collateral of $719 and $744, respectively.
(2) As of December 31, 2018 and December 31, 2017, borrowings under securities lending transactions include non-cash collateral of $67 and $61, respectively.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Variable Interest Entities

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company's financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity's economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the investments in VIEs was $583 and $411 as of December 31, 2018 and 2017, respectively; these investments are included in Limited partnerships/corporations on the Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Consolidated Statements of Operations.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2018:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—	$—	$—	$15	$—	$15	$—
State, municipalities and political subdivisions	60	—	131	3	88	5	279	8
U.S. corporate public securities	1,285	37	1,775	94	535	50	3,595	181
U.S. corporate private securities	639	13	863	27	579	66	2,081	106
Foreign corporate public securities and foreign governments	503	12	656	42	169	26	1,328	80
Foreign corporate private securities	604	10	900	67	221	20	1,725	97
Residential mortgage-backed	345	6	215	5	412	21	972	32
Commercial mortgage-backed	447	6	418	10	312	12	1,177	28
Other asset-backed	476	11	416	16	61	1	953	28
Total	$4,359	$95	$5,374	$264	$2,392	$201	$12,125	$560

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 92.2% and 95.4% of the average book value as of December 31, 2018 and 2017, respectively.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2018
Six months or less below amortized cost	$4,531	$88	$106	$21	826	25
More than six months and twelve months or less below amortized cost	5,535	73	235	27	1,063	6
More than twelve months below amortized cost	2,378	80	144	27	519	5
Total	$12,444	$241	$485	$75	2,408	36

December 31, 2017
Six months or less below amortized cost	$1,883	$67	$30	$38	433	7
More than six months and twelve months or less below amortized cost	128	7	4	2	37	1
More than twelve months below amortized cost	1,661	72	53	21	335	7
Total	$3,672	$146	$87	$61	805	15

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2018
U.S. Treasuries	$15	$—	$—	$—	5	—
State, municipalities and political subdivisions	287	—	8	—	132	—
U.S. corporate public securities	3,721	55	164	17	796	8
U.S. corporate private securities	2,120	67	84	22	245	2
Foreign corporate public securities and foreign governments	1,348	60	65	15	307	9
Foreign corporate private securities	1,765	57	76	21	157	6
Residential mortgage-backed	1,004	—	32	—	301	8
Commercial mortgage-backed	1,205	—	28	—	228	—
Other asset-backed	979	2	28	—	237	3
Total	$12,444	$241	$485	$75	2,408	36

December 31, 2017
U.S. Treasuries	$30	$—	$—	$—	6	—
State, municipalities and political subdivisions	130	—	4	—	96	—
U.S. corporate public securities	828	6	24	2	167	2
U.S. corporate private securities	743	66	18	20	71	2
Foreign corporate public securities and foreign governments	254	7	7	2	61	1
Foreign corporate private securities	288	66	8	37	35	6
Residential mortgage-backed	746	—	19	—	194	3
Commercial mortgage-backed	511	—	6	—	131	—
Other asset-backed	142	1	1	—	44	1
Total	$3,672	$146	$87	$61	805	15

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of December 31, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring. As of December 31, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $3.

As of December 31, 2018 and 2017, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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
The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2018			December 31, 2017
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$4,915	$4,919	$4	$4,907	$4,911
Collective valuation allowance for losses	N/A	(1)	(1)	N/A	(1)	(1)
Total net commercial mortgage loans	$4	$4,914	$4,918	$4	$4,906	$4,910

N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2018, 2017 and 2016.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2018	December 31, 2017
Collective valuation allowance for losses, balance at January 1	$1	$1
Addition to (reduction of) allowance for losses	—	—
Collective valuation allowance for losses, end of period	$1	$1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2018	December 31, 2017
Impaired loans without allowances for losses	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$5	$6

As of December 31, 2018 and 2017, the Company did not have any impaired loans with allowances for losses.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2018 and 2017.

There was one loan 60 days or less in arrears, with respect to principal and interest as of December 31, 2018, with a total amortized cost of $6. There were no loans in arrears, with respect to principal and interest as of December 31, 2017.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Impaired loans, average investment during the period (amortized cost)(1)	$4	$4	$8
Interest income recognized on impaired loans, on an accrual basis(1)	—	—	—
Interest income recognized on impaired loans, on a cash basis(1)	—	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—	—

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the LTV and DSC ratios as of the dates indicated:

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2018 (1)
Loan-to-Value Ratios:
0% - 50%	$284	$24	$23	$—	$—	$331	6.7%
>50% - 60%	1,133	40	11	—	—	1,184	24.1%
>60% - 70%	2,070	328	503	34	26	2,961	60.2%
>70% - 80%	213	87	66	19	4	389	7.9%
>80% and above	18	5	10	—	21	54	1.1%
Total	$3,718	$484	$613	$53	$51	$4,919	100.0%
(1) Balances do not include collective valuation allowance for losses.
	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2017 (1)
Loan-to-Value Ratios:
0% - 50%	$297	$30	$—	$14	$—	$341	6.9%
>50% - 60%	1,205	25	21	—	5	1,256	25.7%
>60% - 70%	2,241	228	534	39	—	3,042	61.9%
>70% - 80%	154	57	45	—	6	262	5.3%
>80% and above	5	—	—	1	4	10	0.2%
Total	$3,902	$340	$600	$54	$15	$4,911	100.0%
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$994	20.2%	$985	20.1%
South Atlantic	1,011	20.5%	982	20.0%
Middle Atlantic	1,039	21.2%	1,097	22.4%
West South Central	566	11.5%	552	11.2%
Mountain	458	9.3%	457	9.3%
East North Central	465	9.5%	468	9.5%
New England	75	1.5%	77	1.6%
West North Central	258	5.2%	243	4.9%
East South Central	53	1.1%	50	1.0%
Total Commercial mortgage loans	$4,919	100.0%	$4,911	100.0%
(1) Balances do not include collective valuation allowance for losses.

	December 31, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,335	27.2%	$1,383	28.1%
Industrial	1,323	26.9%	1,326	27.0%
Apartments	1,104	22.4%	948	19.3%
Office	791	16.1%	829	16.9%
Hotel/Motel	111	2.3%	177	3.6%
Mixed Use	46	0.9%	52	1.1%
Other	209	4.2%	196	4.0%
Total Commercial mortgage loans	$4,919	100.0%	$4,911	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table presents mortgages by year of origination as of the dates indicated:

	December 31, 2018 (1)	December 31, 2017 (1)
Year of Origination:
2018	$375	$—
2017	1,108	1,086
2016	906	867
2015	589	703
2014	490	538
2013	585	644
2012 and prior	866	1,073
Total Commercial mortgage loans	$4,919	$4,911
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Evaluating Securities for Other-Than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

The following table identifies the Company's credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$6		2	$—	*	3	$3	2
Foreign corporate public securities and foreign governments(1)	2		3	2		3	12	3
Foreign corporate private securities(1)	9		1	9		2	1	2
Residential mortgage-backed	3		58	1		17	3	25
Commercial mortgage-backed	—	*	1	—	*	1	—	—
Other asset-backed	—	*	1	—		—	—	—
Total	$20		66	$12		26	$19	32
(1) Primarily U.S. dollar denominated.
*Less than $1.

The above table includes $14, $12 and $1 of write-downs related to credit impairments for the years ended December 31, 2018, 2017 and 2016, respectively, in Other-than-temporary impairments, which are recognized in the Consolidated Statements of Operations. The remaining $6 and $18 in write-downs for the years ended December 31, 2018 and 2016, respectively, are related to intent impairments. There were immaterial write-downs related to intent impairments for the year ended December 31, 2017.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$5		2	$—	*	3	$4	1
Foreign corporate public securities and foreign governments(1)	—		—	—		—	12	2
Residential mortgage-backed	1		22	—	*	6	2	4
Commercial mortgage-backed	—	*	1	—	*	1	—	—
Total	$6	*	25	$—	*	10	$18	7
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Balance at January 1	$16	$9	$19
Additional credit impairments:
On securities not previously impaired	—	9	—
On securities previously impaired	1	—	1
Reductions:
Securities intent impaired	12	—	—
Increase in cash flows	—	—	2
Securities sold, matured, prepaid or paid down	—	2	9
Balance at December 31	$5	$16	$9

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Fixed maturities	$1,363	$1,302	$1,325
Equity securities	5	4	4
Mortgage loans on real estate	220	211	191
Policy loans	9	10	12
Short-term investments and cash equivalents	3	1	1
Other	95	60	30
Gross investment income	1,695	1,588	1,563
Less: investment expenses	72	68	62
Net investment income	$1,623	$1,520	$1,501

As of December 31, 2018 and 2017, the Company had $1 and $3, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Consolidated Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Upon the adoption of ASU 2016-01 as of January 1, 2018, realized capital gains (losses) also include changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on FIFO methodology.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Fixed maturities, available-for-sale, including securities pledged	$(69)	$(29)	$(70)
Fixed maturities, at fair value option	(227)	(226)	(201)
Equity securities	(4)	—	—
Derivatives	(36)	9	51
Embedded derivatives - fixed maturities	(4)	(5)	(6)
Guaranteed benefit derivatives	94	55	13
Other investments	4	(4)	—
Net realized capital gains (losses)	$(242)	$(200)	$(213)

For the year ended December 31, 2018, the change in fair value of equity securities still held as of December 31, 2018 was $(4).

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Proceeds on sales	$2,498	$2,916	$1,825
Gross gains	14	30	20
Gross losses	50	39	85

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

Futures:The Company uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company may also use futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of fixed index annuity ("FIA") contracts.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2018			December 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$35	$—	$—	$35	$—	$—
Foreign exchange contracts	620	10	20	533	—	52
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	19,280	117	76	18,769	117	20
Foreign exchange contracts	12	—	—	26	—	—
Equity contracts	98	1	1	154	9	7
Credit contracts	201	—	2	771	10	6
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	9	—	N/A	12	—
Within products	N/A	—	15	N/A	—	117
Within reinsurance agreements	N/A	—	(80)	N/A	—	(21)
Managed custody guarantees	N/A	—	—	N/A	—	—
Total		$137	$34		$148	$181

(1)	Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2018 and 2017. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$201	$—	$2
Equity contracts	98	1	1
Foreign exchange contracts	632	10	20
Interest rate contracts	17,478	117	76
		128	99
Counterparty netting(1)		(88)	(88)
Cash collateral netting(1)		(37)	(2)
Securities collateral netting(1)		—	(9)
Net receivables/payables		$3	$—
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2018, the Company held $17 and $21 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2017, the Company held $11 and $74 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2018, the Company delivered $123 of securities and held no securities as collateral. As of December 31, 2017, the Company delivered $161 of securities and held no securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$1	$—
Foreign exchange contracts	8	12	(2)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(44)	(7)	50
Foreign exchange contracts	1	(3)	(1)
Equity contracts	—	1	1
Credit contracts	(1)	5	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(4)	(5)	(6)
Within products(2)	94	55	12
Within reinsurance agreements(3)	58	(22)	(28)
Managed custody guarantees(2)	—	—	1
Total	$112	$37	$30
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. For the years ended December 31, 2018, 2017 and 2016, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Changes in value are included in Interest credited and other benefits to contract owners/policyholders in the Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of December 31, 2018, the fair value of credit default swaps of $2 was included in Derivatives liabilities on the Consolidated Balance Sheets. As of December 31, 2017, the fair value of credit default swaps of $10 and $6 was included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2018 and December 31, 2017, the maximum potential future exposure to the Company was $5 and $497, respectively, on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$679	$59	$—	$738
U.S. Government agencies and authorities	—	—	—	—
State, municipalities and political subdivisions	—	764	—	764
U.S. corporate public securities	—	7,987	28	8,015
U.S. corporate private securities	—	2,882	771	3,653
Foreign corporate public securities and foreign governments(1)	—	2,540	—	2,540
Foreign corporate private securities (1)	—	3,051	124	3,175
Residential mortgage-backed securities	—	3,026	10	3,036
Commercial mortgage-backed securities	—	1,893	12	1,905
Other asset-backed securities	—	1,114	94	1,208
Total fixed maturities, including securities pledged	679	23,316	1,039	25,034
Equity securities	7	—	50	57
Derivatives:
Interest rate contracts	—	117	—	117
Foreign exchange contracts	—	10	—	10
Equity contracts	—	1	—	1
Credit contracts	—	—	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,207	—	—	1,207
Assets held in separate accounts	61,457	5,805	61	67,323
Total assets	$63,350	$29,249	$1,150	$93,749
Percentage of Level to total	68%	31%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$11	$11
Stabilizer and MCGs	—	—	4	4
Other derivatives:
Interest rate contracts	—	76	—	76
Foreign exchange contracts	—	20	—	20
Equity contracts	—	1	—	1
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	(80)	—	(80)
Total liabilities	$—	$19	$15	$34
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap ("OIS") rates. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure.  It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. Valuations for the Company's futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3.The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2018 and 2017. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$26	$—	$—	$22	$—	$(5)	$—	$—	$(15)	$28	$—
U.S. Corporate private securities	642	—	(31)	184	—	(4)	(32)	20	(8)	771	—
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	92	(9)	14	93	—	(56)	(10)	—	—	124	(9)
Residential mortgage-backed securities	21	(5)	—	41	—	(40)	—	—	(7)	10	(5)
Commercial mortgage-backed securities	7	—	—	13	—	—	(1)	—	(7)	12	—
Other asset-backed securities	43	—	(2)	56	—	—	(4)	22	(21)	94	—
Total fixed maturities, including securities pledged	831	(14)	(19)	409	—	(105)	(47)	42	(58)	1,039	(14)
Equity securities	50	(4)	—	4	—	—	—	—	—	50	(4)
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(97)	96	—	—	(3)	—	—	—	—	(4)	—
FIA(2)	(20)	(2)	—	—	2	—	9	—	—	(11)	—
Assets held in separate accounts(5)	11	—	—	67	—	(6)	—	—	(11)	61	—
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2018 and 2017, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2018:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 6.5%
Nonperformance risk	0.38% to 1.2%		0.38% to 1.2%
Actuarial Assumptions:
Partial Withdrawals	0% to 7%		—
Lapses	0% to 42%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)

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

Other Financial Instruments

The following disclosures are made in accordance with the requirements of ASC Topic 825 which requires disclosure of fair value information about financial instruments, whether or not recognized at fair value on the Consolidated Balance Sheets.

ASC Topic 825 excludes certain financial instruments, including insurance contracts and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$25,034	$25,034	$25,042	$25,042
Equity securities	57	57	60	60
Mortgage loans on real estate	4,918	4,983	4,910	4,924
Policy loans	210	210	214	214
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,207	1,207	1,078	1,078
Derivatives	128	128	136	136
Notes receivable from affiliates	—	—	175	222
Short-term loan to affiliate	—	—	80	80
Other investments	40	40	—	—
Assets held in separate accounts	67,323	67,323	73,036	73,036
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	26,068	29,108	25,314	29,431
Funding agreements with fixed maturities	658	652	—	—
Supplementary contracts, immediate annuities and other	333	354	365	418
Deposit liabilities	77	122	135	198
Derivatives:
Guaranteed benefit derivatives:
FIA	11	11	20	20
Stabilizer and MCGs	4	4	97	97
Other derivatives	99	99	85	85
Short-term debt(2)	1	1	—	—
Long-term debt(2)	4	4	5	5
Embedded derivatives on reinsurance	(80)	(80)	(21)	(21)

(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Included in Other Liabilities on the Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Consolidated Balance Sheets:

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2016	$520	$709		$1,229
Deferrals of commissions and expenses	74	5		79
Amortization:
Amortization, excluding unlocking	(72)	(87)		(159)
Unlocking (1)	(24)	(73)		(97)
Interest accrued	38	51	(2)	89
Net amortization included in the Consolidated Statements of Operations	(58)	(109)		(167)
Change in unrealized capital gains/losses on available-for-sale securities	(59)	(68)		(127)
Balance as of December 31, 2016	477	537		1,014
Deferrals of commissions and expenses	75	5		80
Amortization:
Amortization, excluding unlocking	(76)	(83)		(159)
Unlocking (1)	(61)	(93)		(154)
Interest accrued	37	43	(2)	80
Net amortization included in the Consolidated Statements of Operations	(100)	(133)		(233)
Change in unrealized capital gains/losses on available-for-sale securities	(67)	(42)		(109)
Balance as of December 31, 2017	385	367		752
Deferrals of commissions and expenses	55	6		61
Amortization:
Amortization, excluding unlocking	(75)	(72)		(147)
Unlocking (1)	(26)	13		(13)
Interest accrued	35	39	(2)	74
Net amortization included in the Consolidated Statements of Operations	(66)	(20)		(86)
Change in unrealized capital gains/losses on available-for-sale securities	162	198		360
Balance as of December 31, 2018	$536	$551		$1,087
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

(2)	Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2018, 2017 and 2016.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Year	Amount
2019	$18
2020	15
2021	14
2022	14
2023	14

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

As of December 31, 2018, the account value for the separate account contracts with guaranteed minimum benefits was $37.9 billion. The additional liability recognized related to minimum guarantees was $11. As of December 31, 2017, the account value for the separate account contracts with guaranteed minimum benefits was $38.1 billion. The additional liability recognized related to minimum guarantees was $103.

The aggregate fair value of fixed income securities and equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2018 and 2017 was $8.6 billion for both periods.

7.    Reinsurance

As of December 31, 2018, the Company has reinsurance treaties with 6 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. As of December 31, 2018, the Company had an agreement with one of its affiliates, Security Life of Denver International ("SLDI"), which is accounted for under the deposit method of accounting. Refer to the Related Party Transactions Note for further detail.

On October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln for $1.0 billion in cash. Under the agreement, the Lincoln subsidiary contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance agreement. As of December 31, 2018 and 2017, the Company had $1.4 billion and $1.5 billion, respectively, related to Reinsurance recoverable from the subsidiary of Lincoln.

Premiums receivable and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2018	2017
Reserves ceded and claims recoverable	$1,409	$1,512
Premiums receivable, net	—	(16)
Total	$1,409	$1,496

For the years ended December 31, 2018, 2017 and 2016, premiums, net of reinsurance were $41, $48 and $870, respectively.

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

During the year ended December 31, 2018, VRIAC declared an ordinary dividend in the amount of $126, which was paid to its Parent on May 25, 2018. During the year ended December 31, 2017, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $265, $261 of which was paid on May 24, 2017 and $4 of which was paid on December 28, 2017.

On March 28, 2018, VFP paid a $20 dividend to VRIAC, its parent; on June 28, 2018, VFP paid a $20 dividend to VRIAC; on September 26, 2018, VFP paid a $20 dividend to VRIAC; and on December 21, 2018, VFP paid a $30 dividend to VRIAC. During the year ended December 31, 2017, VFP paid dividends in the amount of $85 to VRIAC.

On May 25, 2018, DSL, which was a subsidiary of VRIAC at the time, paid a $49 dividend to its then parent, VRIAC. During the year ended December 31, 2017, DSL did not pay any dividends to VRIAC.

During the years ended December 31, 2018 and 2017, VRIAC did not receive any capital contributions from its Parent.

The Company is subject to minimum risk-based capital ("RBC") requirements established by the Department. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the National Association of Insurance Commissioners ("NAIC"), to RBC requirements, as defined by the NAIC. The Company exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

The Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Department. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the Department, the entire amount or a portion of an insurance company's asset balance can be non-admitted depending on specific rules regarding admissibility. The most significant non-admitted assets of the Company are typically a portion of deferred tax assets in excess of prescribed thresholds.

Statutory net income (loss) was $377, $195 and $266, for the years ended December 31, 2018, 2017 and 2016, respectively. Statutory capital and surplus was $2.0 billion and $1.8 billion as of December 31, 2018 and 2017, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated.

	December 31,
	2018	2017	2016
Fixed maturities, net of OTTI	$127	$1,451	$862
Equity securities	—	15	15
Derivatives	140	124	201
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	(73)	(433)	(324)
Premium deficiency reserve adjustment	(51)	(115)	(90)
Other	—	5	—
Unrealized capital gains (losses), before tax	143	1,047	664
Deferred income tax asset (liability)	(39)	(234)	(111)
Unrealized capital gains (losses), after tax	104	813	553
Pension and other postretirement benefits liability, net of tax	4	5	6
AOCI	$108	$818	$559

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	Year Ended December 31, 2018
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,401)		$299	(5)	$(1,102)
Equity securities	—	(1)	—		—
Other	(5)		1		(4)
OTTI	8		(2)		6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	69		(14)		55
DAC/VOBA and Sales inducements	360	(2)	(76)		284
Premium deficiency reserve adjustment	64		(13)		51
Change in unrealized gains/losses on available-for-sale securities	(905)		195		(710)

Derivatives:
Derivatives	40	(3)	(8)		32
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(24)		5		(19)
Change in unrealized gains/losses on derivatives	16		(3)		13

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(4)	—		(1)
Change in pension and other postretirement benefits liability	(1)		—		(1)
Change in Other comprehensive income (loss)	$(890)		$192		$(698)
(1) Balance reclassified to Retained earnings due to adoption of ASU 2016-01.
(2) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Consolidated Financial Statements for additional information.
(3) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(4) See the Benefit Plans Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.
(5) Amount includes $9 valuation allowance. See the Income Taxes Note these Consolidated Financial Statements for additional information.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Current tax expense (benefit):
Federal	$25	$37	$24
Total current tax expense (benefit)	25	37	24
Deferred tax expense (benefit):
Federal	49	(158)	(3)
Total deferred tax expense (benefit)	49	(158)	(3)
Total income tax expense (benefit)	$74	$(121)	$21

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2018	2017		2016
Income (loss) before income taxes	$569	$89		$134
Tax rate	21.0%	35.0%		35.0%
Income tax expense (benefit) at federal statutory rate	119	31		47
Tax effect of:
Dividends received deduction	(49)	(36)		(27)
Valuation allowance	9	(5)		(2)
Tax Credit	—	5		2
Effect of Tax Reform	—	(116)	—	—
Other	(5)	—		1
Income tax expense (benefit)	$74	$(121)		$21
Effective tax rate	13.0%	(136.0)%		15.7%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"). Tax Reform made broad changes to U.S. federal tax law, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing the computations of the dividends received deduction, tax reserves, and deferred acquisition costs; (3) eliminating the net operating loss (“NOL”) carryback and limiting the NOL carryforward deduction to 80% of taxable income for losses arising in taxable years beginning after December 31, 2017; and (4) changing how alternative minimum tax (AMT) credits can be realized. Tax Reform eliminated the corporate AMT and allows the AMT credit carryforward to be refunded over the next 4 years. Any refundable corporate AMT credit is not subject to the sequestration requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, as amended.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allowed the Company to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to the provisional estimate and additional impacts from Tax Reform were recorded during the measurement period as provided for in SAB 118.
In reliance on SAB 118, the Company provisionally remeasured its deferred tax assets and liabilities based on the 21% tax rate at which they are expected to reverse in the future. In 2018, the Company finalized the impacts of Tax Reform.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	December 31,
	2018	2017
Deferred tax assets
Insurance reserves	$74	$125
Investments	79	75
Compensation and benefits	51	55
Other assets	—	3
Total gross assets	204	258

Deferred tax liabilities
Net unrealized investment (gains) losses	(45)	(311)
Deferred policy acquisition costs	(205)	(134)
Other liabilities	(18)	—
Total gross liabilities	(268)	(445)
Net deferred income tax asset (liability)	$(64)	$(187)

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, the Company had no valuation allowance. However, the application of intra-period tax allocation rules to benefits associated with capital deferred tax assets resulted in a valuation allowance as of December 31, 2018 and 2017 of $128 and $119, respectively, in continuing operations, offset by a corresponding benefit in Other comprehensive income.

For the year ended December 31, 2018, the application of the intra-period tax allocation rules to capital deferred assets resulted in an increase of $9 in the valuation allowance within continuing operations, offset by a benefit of $9 within Other comprehensive income. For the years ended 2017 and 2016, the decreases in the valuation allowance were $5 and $2, respectively, all of which were allocated to continuing operations.

Tax Sharing Agreement

The Company had a (payable)/receivable to/from Voya Financial of $35 and $(23) as of December 31, 2018 and 2017, respectively, for federal income taxes under the intercompany tax sharing agreement.

The results of the Company's operations are included in the consolidated tax return of Voya Financial. Generally, the Company's consolidated financial statements recognize the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods pursuant to the provisions of Income Taxes (ASC Topic 740) as if the Company were a separate taxpayer rather than a member of Voya Financial's consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. If the Company instead were to follow a separate taxpayer approach without any exceptions, there would be no impact to income tax expense (benefit) for the periods indicated above. However, any current tax benefit related to the Company's tax attributes realized by virtue of its inclusion in the consolidated tax return of Voya Financial would have been recorded directly to equity rather than income. Under the tax sharing agreement, Voya Financial will pay the Company for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2018 and December 31, 2017.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and Income tax expense on the Consolidated Balance Sheets and the Consolidated Statements of Operations, respectively. The Company had no accrued interest as of December 31, 2018 and December 31, 2017.

Tax Regulatory Matters

For the tax years 2016 through 2019, Voya Financial participates in the IRS Compliance Assurance Process (CAP), which is a continuous audit program provided by the IRS. The IRS finalized the audit of Voya Financial for the period ended December 31, 2016. Voya Financial is under examination for the periods ended December 31, 2017 and December 31, 2018. For the period ended December 31, 2017, Voya Financial expects the examination to be finalized within the next twelve months.

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

The costs allocated to the Company for its employees' participation in the Retirement Plan were $7, $8 and $8 for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya Savings Plan (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company's employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria ("Career Agents"). The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The costs allocated to the Company for the Savings Plan were $10, $11 and $10, for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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

The Company, in conjunction with Voya Services Company, sponsors the Pension Plan for Certain Producers of Voya Retirement Insurance and Annuity Company (the "Agents Non-Qualified Plan"). This plan covers Career Agents. The Agents Non-Qualified Plan was frozen effective January 1, 2002. In connection with the termination, all benefit accruals ceased and all accrued benefits were frozen.

The SERPs and Agents Non-Qualified Plan are non-qualified defined benefit pension plans, which means all the SERPs benefits are payable from the general assets of the Company and Agents Non-Qualified Plan benefits are payable from the general assets of the Company and Voya Services Company. These non-qualified defined benefit pension plans are not guaranteed by the PBGC.

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs and Agents Non-Qualified Plan as of December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation, January 1	$88	$88
Interest cost	3	4
Benefits paid	(7)	(5)
Actuarial (gains) losses on obligation	(4)	1
Benefit obligation, December 31	$80	$88

Amounts recognized on the Consolidated Balance Sheets in Other liabilities and in AOCI were as follows as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Accrued benefit cost	$(80)	$(88)
Accumulated other comprehensive income (loss):
Prior service cost (credit)	—	(1)
Net amount recognized	$(80)	$(89)

Assumptions

The discount rate used in the measurement of the December 31, 2018 and 2017 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2018	2017
Discount rate	4.46%	3.85%

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The weighted-average discount rate used in calculating the net pension cost was as follows:

	2018	2017	2016
Discount rate	3.85%	4.55%	4.81%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan were as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Interest cost	$3	$4	$4
Amortization of prior service cost (credit)	(1)	(1)	(1)
Net (gain) loss recognition	(4)	1	1
Net periodic (benefit) cost	$(2)	$4	$4

Cash Flows

The following table summarizes the expected benefit payments related to the SERPs and Agents Non-Qualified Plan for the years indicated:

2019	$6
2020	6
2021	6
2022	6
2023	6
2024-2028	27

In 2019, the Company is expected to contribute $6 to the SERPs and Agents Non-Qualified Plan.

Share Based Compensation Plans

Certain employees of the Company participate in the 2013 and 2014 Omnibus Employee Incentive Plans ("the Omnibus Plans") sponsored by Voya Financial. The Omnibus Plans each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), performance share units ("PSUs"), and stock options.

The Company was allocated compensation expense from Voya Financial of $23, $24 and $22 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company recognized tax benefits of $5, $9 and $8 for the years ended 2018, 2017 and 2016, respectively. Prior to January 1, 2017, excess tax benefits were recognized in Additional paid-in capital and accounted for in a single pool available to all share-based compensation awards. Excess tax benefits in Additional paid-in capital were not recognized until the benefits resulted in a reduction in taxes payable. The Company used tax law ordering to determine when excess tax benefits would be realized.

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

•	The Voya Financial Deferred Compensation Savings Plan, which is a non-qualified deferred compensation plan that includes a 401(k) excess component.

The benefit charges incurred by the Company related to these plans were immaterial for the years ended December 31, 2018, 2017, and 2016.

12.    Financing Agreements

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting on behalf of the Department of Economic and Community Development ("DECD") loaned VRIAC $10 (the "DECD Loan") in connection with the development of the corporate office facility located at One Orange Way, Windsor, Connecticut that serves as the principal executive offices of the Company (the "Windsor Property"). As of December 31, 2018 and 2017, the amount of the loan outstanding was $5, which was reflected in Other liabilities on the Consolidated Balance Sheets.

In August 2017, the loan agreement between VRIAC and DECD was amended and $5 in cash was transferred into the cash deposit account as cash collateral. VRIAC's monthly payments of principal and interest are processed out of the cash deposit account.

13.    Commitments and Contingencies

Leases

All of the Company's expenses for leased and subleased office properties are paid for by an affiliate and allocated back to the Company, as all remaining operating leases were executed by Voya Services Company as of December 31, 2008, which resulted in the Company no longer being party to any operating leases. For the year ended December 31, 2018, rent expense for leases was $5. For the years ended December 31, 2017 and 2016, rent expense for leases was $4.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

securities underlying the commitments. As of December 31, 2018 the Company had off-balance sheet commitments to acquire mortgage loans of $63 and purchase limited partnerships and private placement investments of $519.

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

	December 31,
	2018	2017
Fixed maturity collateral pledged to FHLB(1)	$771	$—
FHLB restricted stock(2)	40	—
Other fixed maturities-state deposits	13	13
Cash and cash equivalents	5	5
Securities pledged(3)	882	960
Total restricted assets	$1,711	$978
(1) Included in Fixed maturities, available for sale, at fair value, on the Consolidated Balance sheets.
(2) Included in Other investments on the Consolidated Balance sheets.
(3) Includes the fair value of loaned securities of $759 and $799 as of December 31, 2018 and 2017, respectively. In addition, as of December 31, 2018 and 2017, the Company delivered securities as collateral of $123 and $161, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston (“FHLB”). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2018, the Company had $657 in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance sheets. As of December 31, 2018, assets with a market value of approximately $771 collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available for sale, at fair value on the Consolidated Balance sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

Litigation includes Goetz v. Voya Financial and Voya Retirement Insurance and Annuity Company (USDC District of Delaware, No. 1:17-cv-1289) (filed September 8, 2017), a putative class action in which plaintiff, a participant in a 401(k) plan, seeks to represent other participants in the plan as well as a class of similarly situated plans that “contract with [Voya] for recordkeeping and other services.” Plaintiff alleges that “Voya” breached its fiduciary duty to the plan and other plan participants by charging unreasonable and excessive recordkeeping fees, and that “Voya” distributed materially false and misleading 404a-5 administrative and fund fee disclosures to conceal its excessive fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. Plaintiff filed an amended complaint on January 4, 2018, and the Company filed a motion to dismiss the amended complaint on February 8, 2018.

14.    Related Party Transactions

Operating Agreements

VRIAC has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•
Investment Advisory agreement with Voya Investment Management LLC ("VIM"), an affiliate, in which VIM provides asset management, administrative and accounting services for VRIAC's general account. VRIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2018, 2017 and 2016, expenses were incurred in the amounts of $65, $64 and $58, respectively.

•
Services agreement with Voya Services Company for administrative, management, financial and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2018, 2017 and 2016, expenses were incurred in the amounts of $287, $263 and $265, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•
Amended and Restated Services agreement between VRIAC and its U.S. insurance company affiliates and other affiliates for administrative, management, financial and information technology services, dated as of April 1, 2015. For the years ended December 31, 2018, 2017 and 2016, expenses related to the agreement were incurred in the amount of $15, $43 and $45, respectively.

•
Intercompany agreement with VIM pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. In connection with the termination of the DSL agreement, as described below, the intercompany agreement with VIM was amended, effective May 1, 2017. For the years ended December 31, 2018, 2017 and 2016, revenue under the VIM intercompany agreement was $63, $55 and $33, respectively.

•
Variable annuity, fixed insurance and mutual fund products issued by VRIAC are sold by Voya Financial Advisors, an affiliate of VRIAC. For the years ended December 31, 2018, 2017 and 2016 commission expenses incurred by VRIAC were $79, $77 and $73, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods. Revenues and expenses recorded as a result of transactions and agreements with affiliates may not be the same as those incurred if the Company was not a wholly owned subsidiary of its Parent.

As disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements, DSL was divested as part of the Transaction. DSL had certain agreements whereby it generated revenues and expenses with affiliated entities, as follows:

•
Underwriting and distribution agreements with Voya Insurance and Annuity Company ("VIAC") and ReliaStar Life Insurance Company of New York ("RLNY"), affiliated companies as well as VRIAC, whereby DSL served as the principal underwriter for variable insurance products and provided wholesale distribution services for mutual fund custodial products. In addition, DSL was authorized to enter into agreements with broker-dealers to distribute the variable insurance products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2018, 2017 and 2016, commissions were collected in the amount of $69, $170 and $175, respectively. Such commissions were, in turn, paid to broker-dealers.

•
Intercompany agreements with each of VIAC, VIPS, ReliaStar Life Insurance Company and Security Life of Denver Insurance Company (individually, the "Contracting Party") pursuant to which DSL agreed, effective January 1, 2010, to pay the Contracting Party, on a monthly basis, a portion of the revenues DSL earned as investment adviser to certain U.S. registered investment companies that are either investment option under certain variable insurance products of the Contracting Party or are purchased for certain customers of the Contracting Party. On or about May 1, 2017, Voya Investments, LLC ("VIL") was appointed investment advisor for these certain additional U.S. registered investment companies previously managed by DSL, which in turn caused DSL and the Contracting Party to terminate separate revenue sharing intercompany agreements dated as of December 22, 2010 between DSL and the Contracting Party by which DSL had paid a portion of the revenue DSL earned as investment adviser. DSL continued to pay the Contracting Party the revenue DSL earned for other related services. For the years ended December 31, 2018, 2017 and 2016, expenses were incurred under these intercompany agreements in the amounts of $26, $83 and $123, respectively.

•
Administrative and advisory services agreements with VIL and VIM, affiliated companies, in which DSL received certain services for a fee. The fee for these services was calculated as a percentage of average assets of Voya Investors Trust. For the year ended December 31, 2018, no expenses were incurred under these agreements. For the years ended December 31, 2017 and 2016, expenses were incurred in the amounts of $23 and $70, respectively. See above where it is discussed that DSL no longer provides these advisory services, effective on May 1, 2017.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Reinsurance Agreements

The Company has entered into the following agreements that are accounted for under the deposit method with two of its affiliates. As of December 31, 2018 and 2017, the Company had deposit assets of $37 and $63, respectively, and deposit liabilities of $77 and $135, respectively, related to these agreements. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

Effective January 1, 2014, VRIAC entered into a coinsurance agreement with Langhorne I, LLC ("Langhorne"), an affiliated captive reinsurance company, to manage reserve and capital requirements in connection with a portion of its Stabilizer and Managed Custody Guarantee business. Effective January 1, 2018, the Company recaptured the coinsurance agreement and recorded a $74 pre-tax gain on the recapture which was reported in Operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2018.

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

Investment Advisory and Other Fees

DSL was retained by Voya Investors Trust, an affiliate, pursuant to a management agreement to provide advisory, management, administrative and other services to Voya Investors Trust. Under the management agreement, DSL provided or arranged for the provision of all services necessary for the ordinary operations of Voya Investors Trust. DSL earned a monthly fee based on a percentage of average daily net assets of Voya Investors Trust. DSL entered into an administrative services subcontract with VIL, an affiliate, pursuant to which VIL, provided certain management, administrative and other services to Voya Investors Trust and was compensated a portion of the fees received by DSL under the management agreement. In addition to being the investment advisor of the Trust, DSL was the investment advisor of Voya Partners, Inc., an affiliate. DSL and Voya Partners, Inc. had an investment advisory agreement, whereby DSL had overall responsibility to provide portfolio management services for Voya Partners, Inc. Voya Partners, Inc. paid DSL a monthly fee which was based on a percentage of average daily net assets. For the years ended December 31, 2018, 2017 and 2016, revenue received by DSL under these agreements (exclusive of fees paid to affiliates) was $27, $179 and $350, respectively. See "Operating Agreements" section above where it is discussed that DSL no longer provide these advisory services, effective on May 1, 2017.

Additionally, VFP acts as a distributor of insurance products issued by its affiliates, which may in turn invest in mutual funds products issued by certain of its affiliates. For the years ended December 31, 2018, 2017 and 2016, distribution revenues received by VFP related to affiliated mutual fund products were $27, $27 and $25, respectively.

Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2021, either party can borrow from the other up to 3.0% of the Company's statutory admitted assets as of the preceding December 31. During the years ended December 31, 2018, 2017, and 2016, interest on any borrowing by either the Company or Voya Financial was charged at a rate based on the prevailing market rate for similar third-party borrowings for securities.

Under this agreement, the Company incurred and earned immaterial interest expense and interest income for the years ended December 31, 2018, 2017 and 2016. Interest expense and income are included in Operating expenses and Net investment income, respectively, in the Consolidated Statements of Operations. As of December 31, 2018, the Company did not have any outstanding

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

receivable/payable with Voya Financial under the reciprocal loan agreement. As of December 31, 2017, the Company had an outstanding receivable of $80 and no outstanding payable.

Note with Affiliate

On December 29, 2004, VIAC issued a surplus note in the principal amount of $175 (the "Note") scheduled to mature on December 29, 2034, to VRIAC. The Note bears interest at a rate of 6.26% per year. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. Interest income was $5, $11, $11 for the years ended December 31, 2018, 2017 and 2016, respectively. As of June 1, 2018, VIAC ceased to be an affiliate of the Company following the closing of the Transaction as disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements. The investment in surplus notes is reported in Fixed maturities, available-for-sale on the Company's Consolidated Balance Sheet as of December, 31, 2018.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 13.        Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.        Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2018 and 2017, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Retirement Insurance and Annuity Company ("VRIAC"). Voya Financial, Inc.'s subsidiaries, including VRIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
	2018	2017
Audit fees	$2	$3
Audit-related fees	4	1
	$6	$4

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

Tax Fees

There were minimal tax fees allocated to VRIAC in 2018 and 2017. Tax fees allocated to VRIAC were primarily for tax compliance. These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to VRIAC in 2018 and 2017 under the category "All other fees." Other fees allocated to VRIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

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

In 2018, 2017 and 2016, 100% of each of the audit, audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc.

PART IV

Item 15.        Exhibits, Consolidated Financial Statement Schedules

a.	The following documents are filed as part of this report:

1.	Financial statements (See Item 8. Financial Statements and Supplementary data)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholder's Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Independent Auditor's Report

2.	Financial statement schedules.
Schedule I - Summary of Investments - Other than Investments in Affiliates
Schedule IV - Reinsurance

3.	Exhibits

151

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of
Voya Retirement Insurance and Annuity Company

We have audited the consolidated financial statements of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and have issued our report thereon dated March 14, 2019 included elsewhere in this Annual Report (Form 10-K). Our audits of the consolidated financial statements included the financial statement schedules listed in Item 15.a. of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's schedules, based on our audits.

In our opinion, the schedules present fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2019

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments – Other than Investments in Affiliates
As of December 31, 2018
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheets
Fixed maturities
U.S. Treasuries	$651	$738	$738
State, municipalities and political subdivisions	754	764	764
U.S. corporate public securities	7,908	8,015	8,015
U.S. corporate private securities	3,686	3,653	3,653
Foreign corporate public securities and foreign governments(1)	2,551	2,540	2,540
Foreign corporate private securities(1)	3,235	3,175	3,175
Residential mortgage-backed securities	2,966	3,036	3,036
Commercial mortgage-backed securities	1,917	1,905	1,905
Other asset-backed securities	1,230	1,208	1,208
Total fixed maturities, including securities pledged	24,898	25,034	25,034
Equity securities	—	—	57
Mortgage loans on real estate	4,918	4,983	4,918
Policy loans	210	210	210
Short-term investments	50	50	50
Limited partnerships/corporations	583	583	583
Derivatives	36	128	128
Other investments	40	40	40
Total investments	$30,735	$31,028	$31,020

(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV
Reinsurance
Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Gross		Ceded		Assumed		Net		Percentage of Assumed to Net
Year Ended December 31, 2018
Life insurance in force	$8,974		$9,202		$228		$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—		—	*	—%
Annuity contracts	41		—		—		41		—%
Total premiums	$41		$—	*	$—		$41		—%

Year Ended December 31, 2017
Life insurance in force	$9,869		$10,116		$247		$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—		—	*	—%
Annuity contracts	48		—		—		48		—%
Total premiums	$48		$—	*	$—		$48		—%

Year Ended December 31, 2016
Life insurance in force	$10,873		$11,140		$267		$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—		—	*	—%
Annuity contracts	870		—		—	*	870		—%
Total premiums	$870		$—	*	$—	*	$870		—%
* Less than $1
** Not meaningful

Voya Retirement Insurance and Annuity Company ("VRIAC")
Form 10-K for Fiscal Year Ended December 31, 2018

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

10.23	Reciprocal Loan Agreement, effective April 1, 2016, between VRIAC and Voya Financial, Inc., incorporated by reference to the Company’s Form 10-Q filed on May 12, 2016 (File No. 033-23376).
10.24
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

10.26
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

10.28
Account Control Agreement, dated as of February 8, 2018, among VRIAC, Federal Home Loan Bank of Boston and The Bank of New York Mellon, incorporated by reference to the Company’s Form 10-Q filed on May 10, 2018 (File No. 033-23376).

10.29
Agreement for Advances, Collateral, Pledge and Security Agreement, effective as of February 8, 2018, by and between VRIAC and Federal Home Loan Bank of Boston, incorporated by reference to the Company’s Form 10-Q filed on May 10, 2018 (File No. 033-23376).

14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of Francis G. O'Neill pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Francis G. O'Neill pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index
Exhibit Number	Description of Exhibit
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2019		Voya Retirement Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	Francis G. O'Neill
Francis G. O'Neill Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 14, 2019.

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

