Form 10-Q
period 2019-03-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2019-05-09
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.            ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).            ☒ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ Yes       ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.             ☐ Yes    ☐ No

Securities registered pursuant to Section 12(b) of the Act:
None

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 8, 2019, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2019

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (x) changes in the policies of governments and/or regulatory authorities; and (xi) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of Venerable (as defined below), including the transition services on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 033-23376) (the "Annual Report on Form 10-K").

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

Item 1.     Financial Statements
Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,694 as of 2019 and $22,860 as of 2018)	$23,663	$22,981
Fixed maturities, at fair value using the fair value option	1,221	1,171
Equity securities, at fair value (cost of $75 as of 2019 and $45 as of 2018)	87	57
Short-term investments	50	50
Mortgage loans on real estate, net of valuation allowance of $1 as of 2019 and 2018	4,811	4,918
Policy loans	207	210
Limited partnerships/corporations	587	583
Derivatives	122	128
Securities pledged (amortized cost of $948 as of 2019 and $867 as of 2018)	1,018	882
Other investments	35	40
Total investments	31,801	31,020
Cash and cash equivalents	381	364
Short-term investments under securities loan agreements, including collateral delivered	969	793
Accrued investment income	328	301
Premiums receivable and reinsurance recoverable	1,390	1,409
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	892	1,104
Short-term loan to affiliate	103	—
Current income tax recoverable	2	35
Due from affiliates	48	54
Property and equipment	62	62
Other assets	179	251
Assets held in separate accounts	73,369	67,323
Total assets	$109,524	$102,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$30,563	$30,695
Payable for securities purchased	65	49
Payables under securities loan agreements, including collateral held	916	827
Due to affiliates	83	73
Derivatives	182	99
Deferred income taxes	199	64
Other liabilities	258	264
Liabilities related to separate accounts	73,369	67,323
Total liabilities	105,635	99,394

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2019 and 2018; $50 par value per share)	3	3
Additional paid-in capital	2,728	2,728
Accumulated other comprehensive income (loss)	747	108
Retained earnings (deficit)	411	483
Total shareholder's equity	3,889	3,322
Total liabilities and shareholder's equity	$109,524	$102,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net investment income	$394	$382
Fee income	165	174
Premiums	9	14
Broker-dealer commission revenue	1	41
Net realized capital gains (losses):
Total other-than-temporary impairments	(20)	(9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—
Net other-than-temporary impairments recognized in earnings	(20)	(9)
Other net realized capital gains (losses)	(4)	(78)
Total net realized capital gains (losses)	(24)	(87)
Other revenue	4	—
Total revenues	549	524
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	255	198
Operating expenses	217	108
Broker-dealer commission expense	1	41
Net amortization of Deferred policy acquisition costs and Value of business acquired	6	65
Total benefits and expenses	479	412
Income (loss) before income taxes	70	112
Income tax expense (benefit)	5	25
Net income (loss)	$65	$87

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$65	$87
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	633	(482)
Other-than-temporary impairments	—	7
Pension and other postretirement benefits liability	—	(1)
Other comprehensive income (loss), before tax	633	(476)
Income tax expense (benefit) related to items of other comprehensive income (loss)	131	(108)
Other comprehensive income (loss), after tax	502	(368)
Comprehensive income (loss)	$567	$(281)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2019	$3	$2,728	$108	$483	$3,322
Adoption of ASU 2018-02	—	—	137	(137)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	65	65
Other comprehensive income (loss), after tax	—	—	502	—	502
Total comprehensive income (loss)					567
Balance as of March 31, 2019	$3	$2,728	$747	$411	$3,889

Balance as of January 1, 2018	$3	$2,730	$818	$30	$3,581
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	72	72
Adjustment for adoption of ASU 2016-01	—	—	(12)	12	—
Balance as of January 1, 2018 - As adjusted	3	2,730	806	114	3,653
Comprehensive income (loss):
Net income (loss)	—	—	—	87	87
Other comprehensive income (loss), after tax	—	—	(368)	—	(368)
Total comprehensive income (loss)					(281)
Balance as of March 31, 2018	$3	$2,730	$438	$201	$3,372

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$346	$320
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,401	903
Mortgage loans on real estate	213	167
Limited partnerships/corporations	17	11
Acquisition of:
Fixed maturities	(1,383)	(1,217)
Mortgage loans on real estate	(108)	(148)
Limited partnerships/corporations	(29)	(17)
Derivatives, net	56	(15)
Policy loans, net	3	2
Short-term investments, net	—	(50)
Short-term loan to affiliate, net	(103)	80
Collateral received (delivered), net	(87)	23
Other investments, net	5	(22)
Net cash used in investing activities	(15)	(283)
Cash Flows from Financing Activities:
Deposits received for investment contracts	791	816
Maturities and withdrawals from investment contracts	(1,104)	(782)
Settlements on deposit contracts	(1)	(15)
Net cash provided by (used in) financing activities	(314)	19
Net decrease in cash and cash equivalents	17	56
Cash and cash equivalents, beginning of period	364	288
Cash and cash equivalents, end of period	$381	$344

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
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

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for employer-sponsored retirement plans as well as some individual plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to employer-sponsored groups in the health care, government and education markets (collectively "tax exempt markets"), small to mid-sized corporations and individuals. The Company also provides stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to the Company. The Company discontinued sales of these solutions in late 2016 to better align business activities to the Company's priorities. The Company's products are generally distributed through pension professionals, independent brokers and advisors, third-party administrators, consultants, dedicated financial guidance, planning and advisory representatives associated with Voya Financial, Inc.'s retail broker-dealer, Voya Financial Advisors, Inc. ("Voya Financial Advisors").

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

The Company has one operating segment.

Voya Retirement Insurance and Annuity Company and Subsidiary
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

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiary VFP. Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2019, its results of operations, comprehensive income, its changes in shareholder's equity and statements of cash flows for the three months ended March 31, 2019 and 2018, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2018 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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
January 1, 2019, with the change reported in the period of adoption.
The impact to the January 1, 2019 Condensed Consolidated Balance Sheet was an increase to Accumulated other comprehensive income of $137, with a corresponding decrease to Retained earnings. The ASU did not have a material impact on the Company's results of operations, cash flows, or disclosures.

Voya Retirement Insurance and Annuity Company and Subsidiary
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
January 1, 2019, using the modified retrospective method, with the exception of the presentation and disclosure requirements which were adopted prospectively.
The adoption had no effect on the Company's financial condition, results of operations, or cash flows. The adoption resulted in a change to the Company's significant accounting policy with respect to Derivatives, as follows:

Fair Value Hedge: For derivative instruments that are designated and qualify as a fair value hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the same line item in the Consolidated Statements of Operations as impacted by the hedged item.

Cash Flow Hedge: For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is reported as a component of AOCI. Those amounts are subsequently reclassified to earnings when the hedged item affects earnings, and are reported in the same line item in the Consolidated Statements of Operations as impacted by the hedged item.

Other required disclosure changes have been included in Note 3, Derivative Financial Instruments.

Voya Retirement Insurance and Annuity Company and Subsidiary
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
		January 1, 2019 using the modified retrospective method.	The adoption did not have a material impact on the Company's financial condition, results of operations, or cash flows.

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

Voya Retirement Insurance and Annuity Company and Subsidiary
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

Voya Retirement Insurance and Annuity Company and Subsidiary
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

Voya Retirement Insurance and Annuity Company and Subsidiary
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
ASU 2019-04, Codification Improvements to Financial Instruments
This standard, issued in April 2019, represents changes to clarify, correct errors in, and improve the financial instruments guidance in the following areas:
• Topic 326, Financial Instruments-Credit Losses,
• Topic 815, Derivatives and Hedging, and
• Topic 825, Financial Instruments.
		Generally January 1, 2020, including interim periods, with early adoption permitted. The effective dates and transition methods vary by provision.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2019-04.
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
		January 1, 2020 with early adoption permitted. Initial adoption of ASU 2018-15 may be reported either on a prospective or retrospective basis.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-15.
ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans	This standard, issued in August 2018, eliminates certain disclosure requirements that are no longer considered cost beneficial and requires new disclosures that are considered relevant.	January 1, 2021 with early adoption permitted. Initial adoption of ASU 2018-14 is required to be reported on a retrospective basis for all periods presented.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-14.
ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement	This standard, issued in August 2018, simplifies certain disclosure requirements for fair value measurement.	January 1, 2020 with early adoption permitted. The transition method varies by provision.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-13.
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

January 1, 2020, including interim periods, with early adoption permitted. Initial adoption of ASU 2016-13 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively.
The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-13.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2019:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$464	$103	$—	$—	$567	$—
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	755	37	3	—	789	—
U.S. corporate public securities	7,511	516	55	—	7,972	—
U.S. corporate private securities	3,753	175	42	—	3,886	—
Foreign corporate public securities and foreign governments(1)	2,536	132	32	—	2,636	—
Foreign corporate private securities(1)	3,237	105	17	—	3,325	—
Residential mortgage-backed securities:
Agency	2,022	66	11	4	2,081	—
Non-Agency	1,123	43	7	5	1,164	3
Total Residential mortgage-backed securities	3,145	109	18	9	3,245	3
Commercial mortgage-backed securities	2,126	41	14	—	2,153	—
Other asset-backed securities	1,336	9	16	—	1,329	1
Total fixed maturities, including securities pledged	24,863	1,227	197	9	25,902	4
Less: Securities pledged	948	81	11	—	1,018	—
Total fixed maturities	$23,915	$1,146	$186	$9	$24,884	$4
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

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2018:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$651	$87	$—	$—	$738	$—
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	754	18	8	—	764	—
U.S. corporate public securities	7,908	288	181	—	8,015	—
U.S. corporate private securities	3,686	73	106	—	3,653	—
Foreign corporate public securities and foreign governments(1)	2,551	69	80	—	2,540	—
Foreign corporate private securities(1)	3,235	37	97	—	3,175	—
Residential mortgage-backed securities:
Agency	1,989	54	20	4	2,027	—
Non-Agency	977	39	12	5	1,009	3
Total Residential mortgage-backed securities	2,966	93	32	9	3,036	3
Commercial mortgage-backed securities	1,917	16	28	—	1,905	—
Other asset-backed securities	1,230	6	28	—	1,208	2
Total fixed maturities, including securities pledged	24,898	687	560	9	25,034	5
Less: Securities pledged	867	45	30	—	882	—
Total fixed maturities	$24,031	$642	$530	$9	$24,152	$5
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

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2019, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$563	$568
After one year through five years	3,738	3,845
After five years through ten years	5,758	5,911
After ten years	8,197	8,851
Mortgage-backed securities	5,271	5,398
Other asset-backed securities	1,336	1,329
Fixed maturities, including securities pledged	$24,863	$25,902

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2019 and December 31, 2018, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2019
Communications	$1,064	$94	$5	$1,153
Financial	2,695	174	12	2,857
Industrial and other companies	7,404	327	54	7,677
Energy	1,808	116	42	1,882
Utilities	2,914	156	22	3,048
Transportation	810	42	6	846
Total	$16,695	$909	$141	$17,463

December 31, 2018
Communications	$1,139	$55	$21	$1,173
Financial	2,707	101	47	2,761
Industrial and other companies	7,604	152	214	7,542
Energy	1,884	55	81	1,858
Utilities	2,974	80	74	2,980
Transportation	729	14	17	726
Total	$17,037	$457	$454	$17,040

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities:
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

The Company invests in various categories of Collateralized Mortgage Obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2019 and December 31, 2018, approximately 50.8% and 52.5%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of March 31, 2019 and December 31, 2018, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of March 31, 2019 and December 31, 2018, the fair value of loaned securities was $887 and $759, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2019 and December 31, 2018, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $811 and $719, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, liabilities to return collateral of $811 and $719, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2019 and December 31, 2018, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $106 and $67, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents borrowings under securities lending transactions by asset class pledged for the dates indicated:

	March 31, 2019 (1)(2)	December 31, 2018 (1)(2)
U.S. Treasuries	$118	$92
U.S. corporate public securities	603	523
Foreign corporate public securities and foreign governments	196	170
Equity Securities	—	1
Payables under securities loan agreements	$917	$786

(1) As of March 31, 2019 and December 31, 2018, borrowings under securities lending transactions include cash collateral of $811 and $719, respectively.
(2) As of March 31, 2019 and December 31, 2018, borrowings under securities lending transactions include non-cash collateral of $106 and $67, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.
Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $587 and $583 as of March 31, 2019 and December 31, 2018, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2019:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—	$—	$—	$15	$—	$15	$—
State, municipalities and political subdivisions	3	—	—	—	93	3	96	3
U.S. corporate public securities	132	3	283	6	883	46	1,298	55
U.S. corporate private securities	140	3	14	—	764	39	918	42
Foreign corporate public securities and foreign governments	67	1	85	3	495	28	647	32
Foreign corporate private securities	24	—	186	4	463	13	673	17
Residential mortgage-backed	313	4	45	—	463	14	821	18
Commercial mortgage-backed	237	2	79	1	355	11	671	14
Other asset-backed	318	4	389	9	95	3	802	16
Total	$1,234	$17	$1,081	$23	$3,626	$157	$5,941	$197

Voya Retirement Insurance and Annuity Company and Subsidiary
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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 95.9% and 92.2% of the average book value as of March 31, 2019 and December 31, 2018, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2019
Six months or less below amortized cost	$1,405	$22	$34	$5	277	10
More than six months and twelve months or less below amortized cost	1,108	—	24	—	218	6
More than twelve months below amortized cost	3,509	94	106	28	743	5
Total	$6,022	$116	$164	$33	1,238	21

December 31, 2018
Six months or less below amortized cost	$4,531	$88	$106	$21	826	25
More than six months and twelve months or less below amortized cost	5,535	73	235	27	1,063	6
More than twelve months below amortized cost	2,378	80	144	27	519	5
Total	$12,444	$241	$485	$75	2,408	36

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2019
U.S. Treasuries	$15	$—	$—	$—	5	—
State, municipalities and political subdivisions	99	—	3	—	51	—
U.S. corporate public securities	1,328	25	46	9	286	3
U.S. corporate private securities	894	66	24	18	105	2
Foreign corporate public securities and foreign governments	656	23	26	6	132	6
Foreign corporate private securities	690	—	17	—	64	—
Residential mortgage-backed	837	2	18	—	250	10
Commercial mortgage-backed	685	—	14	—	129	—
Other asset-backed	818	—	16	—	216	—
Total	$6,022	$116	$164	$33	1,238	21

December 31, 2018
U.S. Treasuries	$15	$—	$—	$—	5	—
State, municipalities and political subdivisions	287	—	8	—	132	—
U.S. corporate public securities	3,721	55	164	17	796	8
U.S. corporate private securities	2,120	67	84	22	245	2
Foreign corporate public securities and foreign governments	1,348	60	65	15	307	9
Foreign corporate private securities	1,765	57	76	21	157	6
Residential mortgage-backed	1,004	—	32	—	301	8
Commercial mortgage-backed	1,205	—	28	—	228	—
Other asset-backed	979	2	28	—	237	3
Total	$12,444	$241	$485	$75	2,408	36

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

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2019, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification cost basis of $74 and post-modification carrying value of $57. As of December 31, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring.

As of March 31, 2019 and December 31, 2018, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	March 31, 2019			December 31, 2018
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$8	$4,804	$4,812	$4	$4,915	$4,919
Collective valuation allowance for losses	N/A	(1)	(1)	N/A	(1)	(1)
Total net commercial mortgage loans	$8	$4,803	$4,811	$4	$4,914	$4,918
N/A- Not Applicable

There was one impairment of $2 on the mortgage loan portfolio for the three months ended March 31, 2019. There were no impairments on the mortgage loan portfolio for the three months ended March 31, 2018.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2019	December 31, 2018
Collective valuation allowance for losses, balance at January 1	$1	$1
Addition to (reduction of) allowance for losses	—	—
Collective valuation allowance for losses, end of period	$1	$1

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2019	December 31, 2018
Impaired loans without allowances for losses	$8	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$8	$4
Unpaid principal balance of impaired loans	$12	$5

As of March 31, 2019 and December 31, 2018 the Company did not have any impaired loans with allowances for losses.

As of March 31, 2019, the Company had one loan greater than 60 days in arrears, which is also in non-accrual status and in process of foreclosure, with an amortized cost of $4. There were no loans greater than 60 days in arrears and no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2018.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Impaired loans, average investment during the period (amortized cost)(1)	$6	$4
Interest income recognized on impaired loans, on an accrual basis(1)	—	—
Interest income recognized on impaired loans, on a cash basis(1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
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

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the LTV and DSC ratios as of the dates indicated:

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
March 31, 2019 (1)
Loan-to-Value Ratios:
0% - 50%	$273	$24	$23	$—	$—	$320	6.6%
>50% - 60%	1,107	19	24	4	—	1,154	24.0%
>60% - 70%	1,912	345	441	129	31	2,858	59.4%
>70% - 80%	181	153	49	34	6	423	8.8%
>80% and above	5	21	10	—	21	57	1.2%
Total	$3,478	$562	$547	$167	$58	$4,812	100.0%
(1) Balances do not include collective valuation allowance for losses.
	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2018 (1)
Loan-to-Value Ratios:
0% - 50%	$284	$24	$23	$—	$—	$331	6.7%
>50% - 60%	1,133	40	11	—	—	1,184	24.1%
>60% - 70%	2,070	328	503	34	26	2,961	60.2%
>70% - 80%	213	87	66	19	4	389	7.9%
>80% and above	18	5	10	—	21	54	1.1%
Total	$3,718	$484	$613	$53	$51	$4,919	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$1,003	20.8%	$994	20.2%
South Atlantic	943	19.6%	1,011	20.5%
Middle Atlantic	1,033	21.5%	1,039	21.2%
West South Central	563	11.7%	566	11.5%
Mountain	459	9.5%	458	9.3%
East North Central	436	9.1%	465	9.5%
New England	90	1.9%	75	1.5%
West North Central	231	4.8%	258	5.2%
East South Central	54	1.1%	53	1.1%
Total Commercial mortgage loans	$4,812	100.0%	$4,919	100.0%

	March 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,308	27.2%	$1,335	27.2%
Industrial	1,299	27.0%	1,323	26.9%
Apartments	1,088	22.6%	1,104	22.4%
Office	747	15.5%	791	16.1%
Hotel/Motel	118	2.5%	111	2.3%
Mixed Use	45	0.9%	46	0.9%
Other	207	4.3%	209	4.2%
Total Commercial mortgage loans	$4,812	100.0%	$4,919	100.0%

The following table presents mortgages by year of origination as of the dates indicated:

	March 31, 2019 (1)	December 31, 2018 (1)
Year of Origination:
2019	$97	$—
2018	377	375
2017	1,066	1,108
2016	849	906
2015	586	589
2014	479	490
2013 and prior	1,358	1,451
Total Commercial mortgage loans	$4,812	$4,919
(1) Balances do not include collective valuation allowance for losses.

Voya Retirement Insurance and Annuity Company and Subsidiary
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

The following table identifies the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2019			2018
	Impairment		No. of Securities	Impairment		No. of Securities
Foreign corporate private securities(1)	$18		3	$9		1
Residential mortgage-backed	—	*	10	—	*	6
Other asset-backed	—	*	2	—		—
Total	$18		15	$9		7
(1) Primarily U.S. dollar denominated.
*Less than $1.

The above table includes $18 and $9 of write-downs related to credit impairments for the three months ended March 31, 2019 and March 31, 2018, respectively, in other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining write-downs for the three months ended March 31, 2019 and March 31, 2018 related to intent impairments are immaterial.

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

The following table presents the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Balance at January 1	$5	$16
Additional credit impairments:
On securities previously impaired	—	—
Reductions:
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	—	10
Balance at March 31	$5	$6

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Fixed maturities	$352	$323
Equity securities	2	1
Mortgage loans on real estate	54	53
Policy loans	2	2
Short-term investments and cash equivalents	1	1
Other	1	19
Gross investment income	412	399
Less: Investment expenses	18	17
Net investment income	$394	$382

As of March 31, 2019 and December 31, 2018, the Company had $1 and $1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Fixed maturities, available-for-sale, including securities pledged	$(16)	$(14)
Fixed maturities, at fair value option	24	(99)
Equity securities	1	(2)
Derivatives	(32)	5
Embedded derivatives - fixed maturities	1	(2)
Guaranteed benefit derivatives	—	20
Other investments	(2)	5
Net realized capital gains (losses)	$(24)	$(87)

For the three months ended March 31, 2019 and 2018, the change in fair value of equity securities still held as of March 31, 2019 and 2018 was $1 and $(2), respectively.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Proceeds on sales	$1,223	$660
Gross gains	12	4
Gross losses	11	7

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

Voya Retirement Insurance and Annuity Company and Subsidiary
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

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and equity market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with the legal right of offset. However, in accordance with the Chicago Mercantile Exchange ("CME") rules related to the variation margin payments, the Company is required to adjust the derivative balances with the variation margin payments related to its cleared derivatives executed through CME.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2019			December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$35	$—	$—	$35	$—	$—
Foreign exchange contracts	648	6	22	620	10	20
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	18,178	113	156	19,280	117	76
Foreign exchange contracts	58	1	—	12	—	—
Equity contracts	88	2	2	98	1	1
Credit contracts	193	—	2	201	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	9	—	N/A	9	—
Within products	N/A	—	15	N/A	—	15
Within reinsurance agreements	N/A	—	(41)	N/A	—	(80)
Managed custody guarantees	N/A	—	—	N/A	—	—
Total		$131	$156		$137	$34

(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2019 and December 31, 2018. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$193	$—	$2
Equity contracts	88	2	2
Foreign exchange contracts	706	7	22
Interest rate contracts	16,559	112	156
		121	182
Counterparty netting(1)		(101)	(101)
Cash collateral netting(1)		(17)	(67)
Securities collateral netting(1)		—	(13)
Net receivables/payables		$3	$1
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2019, the Company held $8 and pledged $57 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2018, the Company held $17 and $21 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2019, the Company delivered $131 of securities and held no securities as collateral. As of December 31, 2018, the Company delivered $123 of securities and held no securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivative qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended March 31, 2019
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Interest Rate Contracts	$1	Net investment income	$—
Foreign Exchange Contracts	(8)	Net investment income	2

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Three Months Ended March 31, 2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$394	$(4)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Interest rate contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	—	—
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the period indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(36)	$5
Foreign exchange contracts	Other net realized capital gains (losses)	1	(1)
Equity contracts	Other net realized capital gains (losses)	1	—
Credit contracts	Other net realized capital gains (losses)	1	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	1	(2)
Within products	Other net realized capital gains (losses)	—	20
Within reinsurance agreements	Policyholder benefits	(38)	29
Total		$(70)	$51

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

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$506	$61	$—	$567
State, municipalities and political subdivisions	—	789	—	789
U.S. corporate public securities	—	7,920	52	7,972
U.S. corporate private securities	—	2,998	888	3,886
Foreign corporate public securities and foreign governments(1)	—	2,636	—	2,636
Foreign corporate private securities (1)	—	3,203	122	3,325
Residential mortgage-backed securities	—	3,214	31	3,245
Commercial mortgage-backed securities	—	2,142	11	2,153
Other asset-backed securities	—	1,240	89	1,329
Total fixed maturities, including securities pledged	506	24,203	1,193	25,902
Equity securities	7	—	80	87
Derivatives:
Interest rate contracts	1	112	—	113
Foreign exchange contracts	—	7	—	7
Equity contracts	—	2	—	2
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,400	—	—	1,400
Assets held in separate accounts	67,616	5,686	67	73,369
Total assets	$69,530	$30,010	$1,340	$100,880
Percentage of Level to Total	69%	30%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$11	$11
Stabilizer and MCGs	—	—	4	4
Other derivatives:
Interest rate contracts	—	156	—	156
Foreign exchange contracts	—	22	—	22
Equity contracts	—	2	—	2
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	(41)	—	(41)
Total liabilities	$—	$141	$15	$156
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$679	$59	$—	$738
State, municipalities and political subdivisions	—	764	—	764
U.S. corporate public securities	—	7,987	28	8,015
U.S. corporate private securities	—	2,882	771	3,653
Foreign corporate public securities and foreign governments(1)	—	2,540	—	2,540
Foreign corporate private securities (1)	—	3,051	124	3,175
Residential mortgage-backed securities	—	3,026	10	3,036
Commercial mortgage-backed securities	—	1,893	12	1,905
Other asset-backed securities	—	1,114	94	1,208
Total fixed maturities, including securities pledged	679	23,316	1,039	25,034
Equity securities, available-for-sale	7	—	50	57
Derivatives:
Interest rate contracts	—	117	—	117
Foreign exchange contracts	—	10	—	10
Equity contracts	—	1	—	1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,207	—	—	1,207
Assets held in separate accounts	61,457	5,805	61	67,323
Total assets	$63,350	$29,249	$1,150	$93,749
Percentage of Level to total	68%	31%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$11	$11
Stabilizer and MCGs	—	—	4	4
Other derivatives:
Interest rate contracts	—	76	—	76
Foreign exchange contracts	—	20	—	20
Equity contracts	—	1	—	1
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	(80)	—	(80)
Total liabilities	$—	$19	$15	$34
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiary
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

Voya Retirement Insurance and Annuity Company and Subsidiary
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

Voya Retirement Insurance and Annuity Company and Subsidiary
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2019 and 2018. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended March 31, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$28	$—	$1	$—	$—	$—	$—	$23	$—	$52	$—
U.S. Corporate private securities	771	—	29	102	—	(6)	(8)	—	—	888	—
Foreign corporate private securities(1)	124	(17)	23	48	—	(56)	—	—	—	122	—
Residential mortgage-backed securities	10	(1)	—	22	—	—	—	—	—	31	(1)
Commercial mortgage-backed securities	12	—	—	—	—	—	(1)	—	—	11	—
Other asset-backed securities	94	—	—	16	—	—	(1)	—	(20)	89	—
Total fixed maturities, including securities pledged	1,039	(18)	53	188	—	(62)	(10)	23	(20)	1,193	(1)
Equity securities	50	1	—	29	—	—	—	—	—	80	1
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(4)	1	—	—	(1)	—	—	—	—	(4)	—
FIA(2)	(11)	(1)	—	—	—	—	1	—	—	(11)	—
Assets held in separate accounts(5)	61	1	—	6	—	—	—	3	(4)	67	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$26	$—	$—	$—	$—	$(11)	$—	$—	$—	$15	$—
U.S. Corporate private securities	642	—	(15)	12	—	—	(2)	14	—	651	—
Foreign corporate private securities(1)	92	(9)	18	—	—	—	—	—	—	101	(9)
Residential mortgage-backed securities	21	(1)	—	58	—	—	—	—	(5)	73	(2)
Commercial mortgage-backed securities	7	—	—	—	—	—	—	—	(7)	—	—
Other asset-backed securities	43	—	—	100	—	—	(1)	—	(16)	126	—
Total fixed maturities, including securities pledged	831	(10)	3	170	—	(11)	(3)	14	(28)	966	(11)
Equity securities, available-for-sale	50	(2)	—	—	—	—	—	—	—	48	(2)
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(97)	21	—	—	(1)	—	—	—	—	(77)	—
FIA(2)	(20)	(1)	—	—	1	—	2	—	—	(18)	—
Assets held in separate accounts(5)	11	—	—	—	—	—	—	—	—	11	—
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

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2019 and 2018, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2019:

	Range(1)
Unobservable Input	FIA		Stabilizer / MCG
Interest rate implied volatility	—		0.1% to 5.8%
Nonperformance risk	0.25% to 0.99%		0.25% to 0.99%
Actuarial Assumptions:
Partial Withdrawals	0% to 7%		—
Lapses	0% to 56%	(2)	0% to 50%	(3)
Policyholder Deposits(4)	—		0% to 50%	(3)
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

Voya Retirement Insurance and Annuity Company and Subsidiary
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

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$25,902	$25,902	$25,034	$25,034
Equity securities	87	87	57	57
Mortgage loans on real estate	4,811	4,930	4,918	4,983
Policy loans	207	207	210	210
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,400	1,400	1,207	1,207
Derivatives	122	122	128	128
Short-term loan to affiliate	103	103	—	—
Other Investments	35	35	40	40
Assets held in separate accounts	73,369	73,369	67,323	67,323
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	25,920	29,990	26,068	29,108
Funding agreements with fixed maturities	687	685	658	652
Supplementary contracts, immediate annuities and other	579	679	333	354
Deposit liabilities	77	126	77	122
Derivatives:
Guaranteed benefit derivatives:
FIA	11	11	11	11
Stabilizer and MCGs	4	4	4	4
Other derivatives	182	182	99	99
Short-term debt(2)	1	1	1	1
Long-term debt(2)	4	4	4	4
Embedded derivatives on reinsurance	(41)	(41)	(80)	(80)

(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Included in Other Liabilities on the Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiary
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

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2019
	DAC		VOBA		Total
Balance as of January 1, 2019	$536		$551		$1,087
Deferrals of commissions and expenses	13		2		15
Amortization:
Amortization, excluding unlocking	(17)		(16)		(33)
Unlocking (1)	—	*	9		9
Interest accrued	9		9	(2)	18
Net amortization included in the Condensed Consolidated Statements of Operations	(8)		2		(6)
Change due to unrealized capital gains/losses on available-for-sale securities	(113)		(107)		(220)
Balance as of March 31, 2019	$428		$448		$876

	2018
	DAC	VOBA		Total
Balance as of January 1, 2018	$385	$367		$752
Deferrals of commissions and expenses	15	2		17
Amortization:
Amortization, excluding unlocking	(18)	(20)		(38)
Unlocking (1)	(29)	(17)		(46)
Interest accrued	9	10	(2)	19
Net amortization included in the Condensed Consolidated Statements of Operations	(38)	(27)		(65)
Change due to unrealized capital gains/losses on available-for-sale securities	85	108		193
Balance as of March 31, 2018	$447	$450		$897

(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Additionally, the 2018 amounts include unfavorable unlocking of DAC and VOBA of $25 and $18, respectively, associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions.
(2) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2019 and 2018.
*Less than $1.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	March 31,
	2019	2018
Fixed maturities, net of OTTI	$1,030	$786
Derivatives	126	93
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(293)	(240)
Premium deficiency reserve adjustment	(86)	(82)
Unrealized capital gains (losses), before tax	777	557
Deferred income tax asset (liability)	(35)	(123)
Unrealized capital gains (losses), after tax	742	434
Pension and other postretirement benefits liability, net of tax	5	4
AOCI	$747	$438

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$887		$(184)	$703
Other	—		—	—
OTTI	—		—	—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	15		(3)	12
DAC/VOBA and Sales inducements	(220)	(1)	46	(174)
Premium deficiency reserve adjustment	(35)		7	(28)
Change in unrealized gains/losses on available-for-sale securities	647		(134)	513

Derivatives:
Derivatives	(8)	(2)	2	(6)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains/losses on derivatives	(14)		3	(11)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Other comprehensive income (loss)	$633		$(131)	$502
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2018
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(687)		$153	(3)	$(534)
Other	(5)		1		(4)
OTTI	7		(1)		6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	14		(3)		11
DAC/VOBA and Sales inducements	194	(1)	(41)		153
Premium deficiency reserve adjustment	33		(7)		26
Change in unrealized gains/losses on available-for-sale securities	(444)		102		(342)

Derivatives:
Derivatives	(25)	(2)	5		(20)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1		(5)
Change in unrealized gains/losses on derivatives	(31)		6		(25)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—		(1)
Change in pension and other postretirement benefits liability	(1)		—		(1)
Change in Other comprehensive income (loss)	$(476)		$108		$(368)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(3) Amount includes $11 valuation allowance. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2019 was 7.3%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD").

The Company's effective tax rate for the three months ended March 31, 2018 was 22.0%. The effective tax rate differed from the statutory rate of 21% primarily due to the intraperiod tax allocation of the valuation allowance related to realized capital losses, partially offset by the benefit of the DRD.

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

Tax Regulatory Matters

For the tax years 2017 through 2019, Voya Financial, Inc. (including the Company) participates in the IRS Compliance Assurance Process (CAP), which is a continuous audit program provided by the IRS. Voya Financial, Inc. (including the Company) is under examination for the periods ended December 31, 2017 and December 31, 2018. For the period ended December 31, 2017, Voya Financial, Inc. (including the Company) expects the examination to be finalized within the next twelve months.

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

Under this agreement, the Company incurred immaterial interest expense and earned immaterial interest income for the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company had an outstanding receivable of $103 and no outstanding payable. As of December 31, 2018, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of March 31, 2019, the Company had off-balance sheet commitments to acquire mortgage loans of $37 and purchase limited partnerships and private placement investments of $489.

Voya Retirement Insurance and Annuity Company and Subsidiary
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

	March 31, 2019	December 31, 2018
Fixed maturity collateral pledged to FHLB(1)	$801	$771
FHLB restricted stock(2)	35	40
Other fixed maturities-state deposits	14	13
Cash and cash equivalents	5	5
Securities pledged(3)	1,018	882
Total restricted assets	$1,873	$1,711
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $887 and $759 as of March 31, 2019 and December 31, 2018, respectively. In addition, as of March 31, 2019 and December 31, 2018, the Company delivered securities as collateral of $131 and $123, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2019 and December 31, 2018, the Company had $687 and $657, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, assets with a market value of approximately $801 and $771, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

Voya Retirement Insurance and Annuity Company and Subsidiary
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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

The Company has currently operating agreements whereby the Company provides or receives services from affiliated entities. For the three months ended March 31, 2019 and 2018, revenues with affiliated entities related to these agreements were $22 and $86, respectively. For the three months ended March 31, 2019 and 2018, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $146 and $210, respectively.

Reinsurance Agreements

Effective January 1, 2018, the Company recaptured its coinsurance agreement with Langhorne I, LLC ("Langhorne") to manage the reserve and capital requirements in connection with a portion of its Stabilizer and Managed Custody Guarantee, which resulted

Voya Retirement Insurance and Annuity Company and Subsidiary
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

As of March 31, 2019 and December 31, 2018, the Company had deposit assets of $37, and deposit liabilities of $77. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

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

The following discussion and analysis presents a review of our results of operations for the three months ended March 31, 2019 and 2018 and financial condition as of March 31, 2019 and December 31, 2018. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report on Form 10-K").

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Note Concerning Forward-Looking Statements."

Overview

VRIAC is a stock life insurance company domiciled in the State of Connecticut. VRIAC and its wholly owned subsidiary (collectively, the "Company") provide financial products and services in the United States. VRIAC is authorized to conduct its insurance business in all states and in the District of Columbia, Guam, Puerto Rico and the Virgin Islands.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC and VOBA and other intangibles balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC and VOBA and other intangibles, reserves and the related results of operations.

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC and VOBA amortization rate and operating earnings over time. There was no unlocking of DAC and VOBA related to GMIR initiative for the three months ended March 31, 2019. For the three months ended March 31, 2018, unfavorable unlocking of DAC and VOBA related to GMIR provisions was $43 million, which was included in Net amortization of DAC and VOBA in the Condensed Consolidated Financial Statements.

Income Taxes

See the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on income taxes.

Results of Operations

($ in millions)	Three Months Ended March 31,
	2019	2018
Revenues:
Net investment income	$394	$382
Fee income	165	174
Premiums	9	14
Broker-dealer commission revenue	1	41
Net realized capital gains (losses):
Total other-than-temporary impairments	(20)	(9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—
Net other-than-temporary impairments recognized in earnings	(20)	(9)
Other net realized capital gains (losses)	(4)	(78)
Total net realized capital gains (losses)	(24)	(87)
Other revenue	4	—
Total revenues	549	524
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	255	198
Operating expenses	217	108
Broker-dealer commission expense	1	41
Net amortization of Deferred policy acquisition costs and Value of business acquired	6	65
Total benefits and expenses	479	412
Income (loss) before income taxes	70	112
Income tax expense (benefit)	5	25
Net income (loss)	$65	$87

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenues

Net investment income increased by $12 million from $382 million to $394 million primarily due to:

•	growth in general accounts assets driven by positive net flows; and

•	higher prepayment fee income.

The increase was partially offset by:

•	decrease in alternative investment income.

Fee income decreased by $9 million from $174 million to $165 million primarily due to:

•	the shift in business mix.

Broker-dealer commission revenue decreased by $40 million from $41 million to $1 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note in the Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Total net realized capital losses decreased by $63 million from $87 million to $24 million primarily due to

•	favorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes.

The decrease was partially offset by:

•	unfavorable changes in the fair value of derivatives due to interest rate movements; and

•	unfavorable changes in the fair value of embedded derivatives on product guarantees primarily due to the result of interest rate movements including the impact of non-performance risk.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $57 million from $198 million to $255 million primarily due to:

•	unfavorable changes in the fair value of embedded derivatives on reinsurance.

Operating expenses increased by $109 million from $108 million to $217 million primarily due to:

•	a gain on the recapture of a reinsurance agreement that did not reoccur in the current period.

Broker-dealer commission expense decreased by $40 million from $41 million to $1 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net amortization of DAC and VOBA decreased by $59 million from $65 million to $6 million primarily due to:

•	unfavorable DAC and VOBA unlocking in the prior period due to an update to the assumptions related to the GMIR initiative; and

•	unfavorable DAC and VOBA amortization driven by the change in embedded derivative associated with a reinsurance agreement.

Income tax expense decreased by $20 million from $25 million to $5 million primarily due to:

•	a decrease in income before income taxes; and

•	the intraperiod tax allocation of the valuation allowance related to realized capital losses in 2018 that did not recur in 2019.

Net income (loss) decreased by $22 million from $87 million to $65 million primarily due to:

•	higher Interest credited and other benefits to contract owners/policyholders; and

•	higher Operating expenses.

The decrease was partially offset by:

•	higher Net investment income;

•	lower Total net realized capital losses;

•	lower Net amortization of DAC/VOBA; and

•	lower Income tax expense.

Financial Condition

Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2019		December 31, 2018
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$23,663	74.4%	$22,981	74.0%
Fixed maturities, at fair value using the fair value option	1,221	3.8%	1,171	3.8%
Equity securities, at fair value	87	0.3%	57	0.2%
Short-term investments(1)	50	0.2%	50	0.2%
Mortgage loans on real estate	4,811	15.1%	4,918	15.9%
Policy loans	207	0.7%	210	0.7%
Limited partnerships/corporations	587	1.8%	583	1.9%
Derivatives	122	0.4%	128	0.4%
Securities pledged	1,018	3.2%	882	2.8%
Other investments	35	0.1%	40	0.1%
Total investments	$31,801	100.0%	$31,020	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	March 31, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$464	1.9%	$567	2.2%
U.S. Government agencies and authorities	—	—%	—	—%
State, municipalities, and political subdivisions	755	3.0%	789	3.0%
U.S. corporate public securities	7,511	30.1%	7,972	30.8%
U.S. corporate private securities	3,753	15.1%	3,886	15.0%
Foreign corporate public securities and foreign governments(1)	2,536	10.2%	2,636	10.2%
Foreign corporate private securities(1)	3,237	13.1%	3,325	12.8%
Residential mortgage-backed securities	3,145	12.6%	3,245	12.6%
Commercial mortgage-backed securities	2,126	8.6%	2,153	8.3%
Other asset-backed securities	1,336	5.4%	1,329	5.1%
Total fixed maturities, including securities pledged	$24,863	100.0%	$25,902	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$651	2.6%	$738	2.9%
U.S. Government agencies and authorities	—	—%	—	—%
State, municipalities, and political subdivisions	754	3.0%	764	3.1%
U.S. corporate public securities	7,908	31.7%	8,015	32.0%
U.S. corporate private securities	3,686	14.8%	3,653	14.6%
Foreign corporate public securities and foreign governments(1)	2,551	10.3%	2,540	10.1%
Foreign corporate private securities(1)	3,235	13.1%	3,175	12.7%
Residential mortgage-backed securities	2,966	11.9%	3,036	12.2%
Commercial mortgage-backed securities	1,917	7.7%	1,905	7.6%
Other asset-backed securities	1,230	4.9%	1,208	4.8%
Total fixed maturities, including securities pledged	$24,898	100.0%	$25,034	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2019, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$567	$—	$—	$—	$—	$—	$567
U.S. Government agencies and authorities	—	—	—	—	—	—	—
State, municipalities and political subdivisions	736	52	—	—	—	1	789
U.S. corporate public securities	3,475	3,945	465	77	10	—	7,972
U.S. corporate private securities	1,449	2,261	94	72	10	—	3,886
Foreign corporate public securities and foreign governments(1)	1,133	1,370	113	19	—	1	2,636
Foreign corporate private securities(1)	351	2,743	194	22	15	—	3,325
Residential mortgage-backed securities	3,156	50	2	3	3	31	3,245
Commercial mortgage-backed securities	2,066	87	—	—	—	—	2,153
Other asset-backed securities	1,189	119	8	2	7	4	1,329
Total fixed maturities	$14,122	$10,627	$876	$195	$45	$37	$25,902
% of Fair Value	54.5%	41.0%	3.4%	0.8%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$738	$—	$—	$—	$—	$—	$738
U.S. Government agencies and authorities	—	—	—	—	—	—	—
State, municipalities and political subdivisions	715	48	—	—	—	1	764
U.S. corporate public securities	3,285	4,152	491	78	9	—	8,015
U.S. corporate private securities	1,420	2,042	79	102	10	—	3,653
Foreign corporate public securities and foreign governments(1)	1,105	1,267	146	21	—	1	2,540
Foreign corporate private securities(1)	405	2,520	188	46	16	—	3,175
Residential mortgage-backed securities	2,981	16	4	1	4	30	3,036
Commercial mortgage-backed securities	1,840	57	8	—	—	—	1,905
Other asset-backed securities	1,081	100	11	5	7	4	1,208
Total fixed maturities	$13,570	$10,202	$927	$253	$46	$36	$25,034
% of Fair Value	54.2%	40.8%	3.7%	1.0%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$567	$—	$—	$—	$—	$567
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	60	469	207	52	1	789
U.S. corporate public securities	79	406	3,011	3,940	536	7,972
U.S. corporate private securities	88	144	1,310	2,159	185	3,886
Foreign corporate public securities and foreign governments(1)	21	290	867	1,311	147	2,636
Foreign corporate private securities(1)	—	—	429	2,760	136	3,325
Residential mortgage-backed securities	2,434	82	80	160	489	3,245
Commercial mortgage-backed securities	1,052	185	456	364	96	2,153
Other asset-backed securities	488	146	525	122	48	1,329
Total fixed maturities	$4,789	$1,722	$6,885	$10,868	$1,638	$25,902
% of Fair Value	18.5%	6.6%	26.6%	42.0%	6.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$738	$—	$—	$—	$—	$738
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	59	461	195	48	1	764
U.S. corporate public securities	74	385	2,826	4,164	566	8,015
U.S. corporate private securities	92	142	1,296	1,940	183	3,653
Foreign corporate public securities and foreign governments(1)	21	276	849	1,226	168	2,540
Foreign corporate private securities(1)	—	—	447	2,579	149	3,175
Residential mortgage-backed securities	2,272	59	42	104	559	3,036
Commercial mortgage-backed securities	949	202	364	297	93	1,905
Other asset-backed securities	484	122	441	113	48	1,208
Total fixed maturities	$4,689	$1,647	$6,460	$10,471	$1,767	$25,034
% of Fair Value	18.7%	6.6%	25.8%	41.8%	7.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $363 million from $560 million to $197 million for the three months ended March 31, 2019. The decrease in gross unrealized losses was primarily due to declining interest rates and tightening credit spreads.

As of March 31, 2019, we held one fixed maturity with unrealized capital loss in excess of $10 million. As of March 31, 2019, the unrealized capital loss on this fixed maturity equaled $12 million, or 6.4% of the total unrealized losses. As of December 31, 2018, we held one fixed maturity with unrealized capital loss in excess of $10 million. As of December 31, 2018, the unrealized capital loss on this fixed maturity equaled $15 million, or 2.7% of the total unrealized losses.

As of March 31, 2019, we had $1.9 billion of energy sector fixed maturity securities, constituting 7.3% of the total fixed maturities portfolio, with gross unrealized capital losses of $42 million, including one energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $12 million. As of March 31, 2019, our fixed maturity exposure to the energy sector is comprised of 87.9% investment grade securities.

As of December 31, 2018, we held $1.9 billion of energy sector fixed maturity securities, constituting 7.4% of the total fixed maturities portfolio, with gross unrealized capital losses of $81 million, including one energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $15 million. As of December 31, 2018, our fixed maturity exposure to the energy sector is comprised of 88.5% investment grade securities.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Residential Mortgage-Backed Securities

The following table presents our residential mortgage-backed securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,022	$66	$11	$4	$2,081
Prime Non-Agency	1,055	34	6	1	1,084
Alt-A	53	8	—	4	65
Sub-Prime(1)	37	4	—	—	41
Total RMBS	$3,167	$112	$17	$9	$3,271
(1) Includes subprime other asset backed securities.
	December 31, 2018
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,989	$54	$20	$4	$2,027
Prime Non-Agency	917	31	12	1	937
Alt-A	46	8	—	4	58
Sub-Prime(1)	38	4	—	—	42
Total RMBS	$2,990	$97	$32	$9	$3,064
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following table presents our commercial mortgage-backed securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in millions)			AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$221	$229	$20	$20	$74	$75	$78	$81	$2	$3	$395	$408
2014	286	293	18	18	32	32	12	12	33	33	381	388
2015	220	217	69	70	24	24	90	91	20	21	423	423
2016	32	30	7	7	21	22	31	32	6	6	97	97
2017	108	103	45	45	88	89	30	30	22	23	293	290
2018	84	86	25	25	181	184	101	102	10	10	401	407
2019	92	95	—	—	29	30	15	15	—	—	136	140
Total CMBS	$1,043	$1,053	$184	$185	$449	$456	$357	$363	$93	$96	$2,126	$2,153

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$255	$261	$39	$39	$61	$60	$55	$56	$6	$6	$416	$422
2014	285	285	21	21	19	19	16	16	31	31	372	372
2015	231	226	69	69	25	25	81	81	16	16	422	417
2016	32	31	8	7	21	21	31	31	6	6	98	96
2017	113	107	46	45	62	61	30	29	22	22	273	264
2018	39	39	21	21	179	178	84	83	13	13	336	334
2019	—	—	—	—	—	—	—	—	—	—	—	—
Total CMBS	$955	$949	$204	$202	$367	$364	$297	$296	$94	$94	$1,917	$1,905

As of March 31, 2019, 96.0% and 4.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 96.6% and 3.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following table presents our other asset-backed securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$426	$423	$80	$79	$373	$367	$12	$11	$21	$20	$912	$900
Auto-Loans	5	5	10	10	5	5	—	—	—	—	20	20
Student Loans	9	9	56	57	82	83	—	—	—	—	147	149
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	52	51	—	—	69	69	110	111	3	3	234	234
Total Other ABS(1)	$492	$488	$146	$146	$529	$524	$122	$122	$24	$23	$1,313	$1,303
(1) Excludes subprime other asset backed securities
	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$427	$420	$64	$62	$314	$301	$12	$12	$21	$19	$838	$814
Auto-Loans	1	2	10	10	5	5	—	—	—	—	16	17
Student Loans	9	9	49	49	73	73	—	—	—	—	131	131
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	53	52	1	—	61	61	103	101	3	4	221	218
Total Other ABS(1)	$490	$483	$124	$121	$453	$440	$115	$113	$24	$23	$1,206	$1,180
(1) Excludes subprime other asset backed securities

As of March 31, 2019, 89.4% and 9.1% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 89.3% and 8.5% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

As of March 31, 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 62.5%. As of December 31, 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 62.4%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of March 31, 2019, the Company's total European exposure had an amortized cost and fair value of $2,762 million and $2,865 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $273 million, which includes non-financial institutions exposure in Ireland of $81 million, in Italy of $100 million, and in Spain of $59 million. We also had financial institutions exposure in Ireland of $9 million, in Italy of $5 million and in Spain of $19 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,592 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2019, our non-peripheral sovereign exposure was $103 million, which consisted of fixed maturities. We also had $439 million in net exposure to non-peripheral financial institutions with a concentration in France of $72 million, The Netherlands of $51 million, Switzerland of $73 million and the United Kingdom of $217 million. The balance of $2,050 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,332 million, in The Netherlands of $279 million, in Belgium of $140 million, in France of $161 million, in Germany of $116 million, in Switzerland of $199 million and in Russia of $57 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

Liquidity and Capital Resources

Liquidity refers to our ability to access sufficient sources of cash to meet the requirements of our operating, investing and financing activities. Capital refers to our long-term financial resources available to support business operations and future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions and access to the capital markets and the other sources of liquidity and capital described herein.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of March 31, 2019, we had an outstanding receivable of $103 million and no outstanding payable. As of December 31, 2018, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 49.9% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2019, VRIAC had securities lending collateral assets of $796 million, which represents approximately 0.7% of its general account statutory admitted assets. As of December 31, 2018, VRIAC had securities lending collateral assets of $702 million, which represents approximately 0.7% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2019 and 2018, VRIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2019 and 2018, VRIAC did not pay a dividend or return of capital on its common stock to its Parent.

On March 27, 2019, VFP paid a $20 million dividend to VRIAC, its Parent. During the three months ended March 31, 2018, VFP paid dividends of $20 million to VRIAC.

On April 4, 2019, VRIAC declared an ordinary dividend in the amount of $270 million, which was paid on April 18, 2019.

On May 9, 2019, VRIAC declared an ordinary dividend in the amount of $126 million, payable on or after May 28, 2019.

Ratings

Our access to funding and our related cost of borrowing, collateral requirements for derivative instruments and the attractiveness of certain of our products to customers are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings are also important to our ability to raise capital through the issuance of debt and for the cost of such financing.

A downgrade in our credit ratings or the credit or financial strength ratings of our Parent or rated affiliates could have a material adverse effect on our results of operations and financial condition. See Risk Factors- A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition in Part I, Item 1A. of our Annual Report on Form 10-K for additional information.

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

Our financial strength and credit ratings as of the date of this Quarterly Report on Form 10-Q are summarized in the following table.

Company	A.M. Best	Fitch	Moody's	S&P
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	withdrawn	A (3 of 9)	A2 (3 of 9)	A (3 of 9)

Rating Agency	Financial Strength Rating Scale
A.M. Best(1)	"A++" to "S"
Fitch(2)	"AAA" to "C"
Moody's(3)	"Aaa" to "C"
S&P(4)	"AAA" to "R"
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

Ratings actions affirmation or outlook changes by S&P, Fitch, Moody’s or A.M. Best from December 31, 2018 through March 31, 2019 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On April 11, 2019, A.M. Best affirmed VRIAC’s financial strength rating of A with a Stable outlook. Concurrently, A.M. Best withdrew the ratings of VRIAC at our request to no longer participate in A.M. Best’s rating process.

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

Off-Balance Sheet Arrangements

The Company has obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on the Company's Condensed Consolidated Balance Sheets. For information regarding obligations under this program, see the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report on Form 10-K") filed with the Securities and Exchange Commission. In addition, please see "Management’s Narrative Analysis of the Results of Operations and Financial Condition" Part I, Item 2. of this Quarterly Report on Form 10-Q.

Item 6.    Exhibits

See Exhibit Index on page 76 hereof.

Voya Retirement Insurance and Annuity Company ("VRIAC")

Exhibit Index
Exhibit Number	Description of Exhibit
10.1+	Second Amended and Restated Services Agreement, dated as of March 1, 2019, between VRIAC, the affiliated companies and certain other affiliated companies in exhibit B of the Agreement.
31.1+	Certificate of Francis G. O'Neill pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Francis G. O'Neill pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2019			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neill
Francis G. O'Neill
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

