Form 10-Q
period 2019-06-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2019-08-09
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to

Commission File Number: 033-23376

VOYA RETIREMENT INSURANCE & ANNUITY CO

(Exact name of registrant as specified in its charter)

Connecticut	71-0294708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Orange Way
Windsor	Connecticut	06095-4774
(Address of principal executive offices)		(Zip Code)
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         ☐ Yes       ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.            ☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 7, 2019, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended June 30, 2019

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiary.

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
Condensed Consolidated Balance Sheets
June 30, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,758 as of 2019 and $22,860 as of 2018)	$24,378	$22,981
Fixed maturities, at fair value using the fair value option	1,347	1,171
Equity securities, at fair value (cost of $75 as of 2019 and $45 as of 2018)	90	57
Short-term investments	50	50
Mortgage loans on real estate, net of valuation allowance of $0 as of 2019 and $1 as of 2018	4,741	4,918
Policy loans	207	210
Limited partnerships/corporations	637	583
Derivatives	215	128
Securities pledged (amortized cost of $869 as of 2019 and $867 as of 2018)	975	882
Other investments	45	40
Total investments	32,685	31,020
Cash and cash equivalents	276	364
Short-term investments under securities loan agreements, including collateral delivered	1,089	793
Accrued investment income	311	301
Premiums receivable and reinsurance recoverable	1,354	1,409
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	738	1,104
Current income tax recoverable	—	35
Due from affiliates	42	54
Property and equipment	61	62
Other assets	185	251
Assets held in separate accounts	75,592	67,323
Total assets	$112,333	$102,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$30,653	$30,695
Payable for securities purchased	74	49
Payables under securities loan agreements, including collateral held	968	827
Due to affiliates	104	73
Derivatives	334	99
Current income tax payable to Parent	1	—
Deferred income taxes	315	64
Other liabilities	277	264
Liabilities related to separate accounts	75,592	67,323
Total liabilities	108,318	99,394

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2019 and 2018; $50 par value per share)	3	3
Additional paid-in capital	2,728	2,728
Accumulated other comprehensive income (loss)	1,140	108
Retained earnings (deficit)	144	483
Total shareholder's equity	4,015	3,322
Total liabilities and shareholder's equity	$112,333	$102,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net investment income	$428	$397	$822	$779
Fee income	176	175	341	349
Premiums	10	8	19	22
Broker-dealer commission revenue	—	27	1	68
Net realized capital gains (losses):
Total other-than-temporary impairments	(1)	—	(21)	(9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	1	—	1
Net other-than-temporary impairments recognized in earnings	(1)	(1)	(21)	(10)
Other net realized capital gains (losses)	(1)	(82)	(5)	(160)
Total net realized capital gains (losses)	(2)	(83)	(26)	(170)
Other revenue	1	2	5	2
Total revenues	613	526	1,162	1,050
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	269	200	524	398
Operating expenses	193	178	410	286
Broker-dealer commission expense	—	27	1	68
Net amortization of Deferred policy acquisition costs and Value of business acquired	3	17	9	82
Total benefits and expenses	465	422	944	834
Income (loss) before income taxes	148	104	218	216
Income tax expense (benefit)	19	5	24	30
Net income (loss)	$129	$99	$194	$186

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$129	$99	$194	$186
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	498	(218)	1,131	(700)
Other-than-temporary impairments	1	—	1	7
Pension and other postretirement benefits liability	(1)	—	(1)	(1)
Other comprehensive income (loss), before tax	498	(218)	1,131	(694)
Income tax expense (benefit) related to items of other comprehensive income (loss)	105	(40)	236	(148)
Other comprehensive income (loss), after tax	393	(178)	895	(546)
Comprehensive income (loss)	$522	$(79)	$1,089	$(360)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of April 1, 2019	$3	$2,728	$747	$411	$3,889
Adoption of ASU 2018-02	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	129	129
Other comprehensive income (loss), after tax	—	—	393	—	393
Total comprehensive income (loss)					522
Dividends paid and distributions of capital	—	—	—	(396)	(396)
Employee related benefits	—	—	—	—	—
Balance as of June 30, 2019	$3	$2,728	$1,140	$144	$4,015

Balance as of April 1, 2018	$3	$2,730	$438	$201	$3,372
Comprehensive income (loss):
Net income (loss)	—	—	—	99	99
Other comprehensive income (loss), after tax	—	—	(178)	—	(178)
Total comprehensive income (loss)					(79)
Dividends paid and distributions of capital	—	—	—	(126)	(126)
Employee related benefits	—	(1)	—	—	(1)
Balance as of June 30, 2018	$3	$2,729	$260	$174	$3,166

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2019	$3	$2,728	$108	$483	$3,322
Adoption of ASU 2018-02	—	—	137	(137)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	194	194
Other comprehensive income (loss), after tax	—	—	895	—	895
Total comprehensive income (loss)					1,089
Dividends paid and distributions of capital	—	—	—	(396)	(396)
Employee related benefits	—	—	—	—	—
Balance as of June 30, 2019	$3	$2,728	$1,140	$144	$4,015

Balance as of January 1, 2018	$3	$2,730	$818	$30	$3,581
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	72	72
Adjustment for adoption of ASU 2016-01	—	—	(12)	12	—
Balance as of January 1, 2018 - As adjusted	3	2,730	806	114	3,653
Comprehensive income (loss):
Net income (loss)	—	—	—	186	186
Other comprehensive income (loss), after tax	—	—	(546)	—	(546)
Total comprehensive income (loss)					(360)
Dividends paid and distributions of capital	—	—	—	(126)	(126)
Employee related benefits	—	(1)	—	—	(1)
Balance as of June 30, 2018	$3	$2,729	$260	$174	$3,166

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$698	$628
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,285	2,318
Mortgage loans on real estate	387	309
Limited partnerships/corporations	31	27
Acquisition of:
Fixed maturities	(2,324)	(3,067)
Equity securities	—	(3)
Mortgage loans on real estate	(215)	(402)
Limited partnerships/corporations	(81)	(165)
Derivatives, net	84	(22)
Policy loans, net	3	2
Short-term investments, net	—	24
Short-term loan to affiliate, net	—	80
Collateral received (delivered), net	(155)	40
Other investments, net	—	(39)
Net cash provided by (used in) investing activities	15	(898)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,611	1,838
Maturities and withdrawals from investment contracts	(2,014)	(1,511)
Settlements on deposit contracts	(2)	(19)
Dividends paid and distributions of capital	(396)	(126)
Net cash (used in) provided by financing activities	(801)	182
Net decrease in cash and cash equivalents	(88)	(88)
Cash and cash equivalents, beginning of period	364	288
Cash and cash equivalents, end of period	$276	$200

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

As of June 1, 2018, Directed Services LLC ("DSL") was divested pursuant to the 2018 Transaction described below. Subsequent to the 2018 Transaction, VRIAC has one wholly owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

On June 1, 2018, VRIAC's ultimate parent, Voya Financial, consummated a series of transactions (collectively, the "2018 Transaction'') pursuant to a Master Transaction Agreement dated December 20, 2017 (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the 2018 Transaction, VA Capital's wholly owned subsidiary Venerable Holdings Inc. ("Venerable") acquired certain of Voya Financial's assets, including all of the shares of capital stock of Voya Insurance and Annuity Company ("VIAC"), the Company's Iowa-domiciled insurance affiliate, as well as the membership interests of DSL, the Company's broker-dealer subsidiary. Following the closing of the 2018 Transaction, VRIAC acquired a 9.99% equity interest in VA Capital.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2019, its results of operations, comprehensive income and changes in shareholder's equity for the three and six months ended June 30, 2019 and 2018, and its statements of cash flows for the six months ended June 30, 2019 and 2018, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

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

Adoption of New Pronouncements

The following table provides a description of the Company's adoption of new Accounting Standard Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") and the impact of the adoption on the Company's financial statements.

Standard	Description of Requirements	Effective date and Method of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This standard, issued in February 2018, permits a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). Stranded tax effects arise because U.S. GAAP requires that the impact of a change in tax laws or rates on deferred tax liabilities and assets be reported in net income, even if related to items recognized within accumulated other comprehensive income. The amount of the reclassification would be based on the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate, applied to deferred tax liabilities and assets reported within accumulated other comprehensive income.
January 1, 2019, with the change reported in the period of adoption.
The impact to the January 1, 2019 Condensed Consolidated Balance Sheet was an increase to AOCI of $137, with a corresponding decrease to Retained earnings. The ASU did not have a material impact on the Company's results of operations, cash flows, or disclosures.

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

Fair Value Hedge: For derivative instruments that are designated and qualify as a fair value hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the same line item in the Condensed Consolidated Statements of Operations as impacted by the hedged item.

Cash Flow Hedge: For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is reported as a component of AOCI. Those amounts are subsequently reclassified to earnings when the hedged item affects earnings, and are reported in the same line item in the Condensed Consolidated Statements of Operations as impacted by the hedged item.

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

Future Adoption of Accounting Pronouncements

Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, "Financial Services - Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts" ("ASU 2018-12"), which changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers. The provisions of ASU 2018-12 are effective for fiscal years beginning after December 15, 2020, including interim periods, with early adoption permitted. On July 17, 2019, the FASB decided to issue an exposure draft proposing the extension of the effective date of ASU 2018-12 for public business entities that are required to file with the SEC by one year, to fiscal years beginning after December 15, 2021. This exposure draft is expected to be issued during the third quarter of 2019 and will have a 30 day comment period. The Company is currently in the process of evaluating the provisions of ASU 2018-12. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

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
The rate used to discount the liability for future policy benefits will be required to be updated quarterly, with related changes in the liability recorded in AOCI. The discount rate will be based on an upper-medium grade fixed-income corporate instrument yield reflecting the duration characteristics of the relevant liabilities.

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

Measurement of market risk benefits
Creates a new category of benefit features called market risk benefits, defined as features that protect contract holders from capital market risk and expose the insurers to that risk. Market risk benefits will be required to be measured at fair value, with changes in fair value recognized in the Statement of Operations, except for changes in fair value attributable to changes in the instrument-specific credit risk, which will be recorded in AOCI.

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

This approach is intended to approximate straight-line amortization and cannot be based on revenue or profits as it is under the current accounting model. Related amounts in AOCI will be eliminated upon adoption. ASU 2018-12 did not change the existing accounting guidance related to value of business acquired ("VOBA") and net cost of reinsurance, which allows, but does not require, insurers to amortize such balances on a basis consistent with DAC.

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
ASU 2018-15, Customer's Accounting for Implementation Costs in a Cloud Computing Arrangement That is a Service Contract
This standard, issued in August 2018, requires a customer in a hosting arrangement that is a service contract to follow the guidance for internal-use software projects to determine which implementation costs to capitalize as an asset. Capitalized implementation costs are required to be expensed over the term of the hosting arrangement. In addition, a customer is required to apply the impairment and abandonment guidance for long-lived assets to the capitalized implementation costs. Balances related to capitalized implementation costs must be presented in the same financial statement line items as other hosting arrangement balances, and additional disclosures are required.
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
• Modifies the impairment model for available for-sale debt securities, and
• Provides a simplified accounting model for
purchased financial assets with credit
deterioration since their origination.

In addition, the FASB issued various
amendments during 2018 and 2019 to clarify the
provisions of ASU 2016-13.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2019:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$450	$126	$—	$—	$576	$—
State, municipalities and political subdivisions	752	62	1	—	813	—
U.S. corporate public securities	7,340	762	32	—	8,070	—
U.S. corporate private securities	3,711	244	25	—	3,930	—
Foreign corporate public securities and foreign governments(1)	2,500	211	15	—	2,696	—
Foreign corporate private securities(1)	3,160	156	9	—	3,307	—
Residential mortgage-backed securities	3,481	139	14	11	3,617	3
Commercial mortgage-backed securities	2,152	109	2	—	2,259	—
Other asset-backed securities	1,428	16	12	—	1,432	1
Total fixed maturities, including securities pledged	24,974	1,825	110	11	26,700	4
Less: Securities pledged	869	113	7	—	975	—
Total fixed maturities	$24,105	$1,712	$103	$11	$25,725	$4
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
(4) Amount excludes $187 of net unrealized gains on impaired available-for-sale securities.

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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2019, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$582	$587
After one year through five years	3,644	3,784
After five years through ten years	5,631	5,944
After ten years	8,056	9,077
Mortgage-backed securities	5,633	5,876
Other asset-backed securities	1,428	1,432
Fixed maturities, including securities pledged	$24,974	$26,700

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2019 and December 31, 2018, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2019
Communications	$1,083	$133	$—	$1,216
Financial	2,628	246	4	2,870
Industrial and other companies	7,236	521	26	7,731
Energy	1,722	162	32	1,852
Utilities	2,885	219	12	3,092
Transportation	809	64	2	871
Total	$16,363	$1,345	$76	$17,632

December 31, 2018
Communications	$1,139	$55	$21	$1,173
Financial	2,707	101	47	2,761
Industrial and other companies	7,604	152	214	7,542
Energy	1,884	55	81	1,858
Utilities	2,974	80	74	2,980
Transportation	729	14	17	726
Total	$17,037	$457	$454	$17,040

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

The Company invests in various categories of Collateralized Mortgage Obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2019 and December 31, 2018, approximately 49.2% and 52.5%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

As of June 30, 2019 and December 31, 2018, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2019 and December 31, 2018, the fair value of loaned securities was $865 and $759, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2019 and December 31, 2018, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $769 and $719, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, liabilities to return collateral of $769 and $719, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2019 and December 31, 2018, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $125 and $67, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged for the dates indicated:

	June 30, 2019 (1)(2)	December 31, 2018 (1)(2)
U.S. Treasuries	$185	$92
U.S. corporate public securities	446	523
Short-term Investments	51	—
Foreign corporate public securities and foreign governments	212	170
Equity Securities	—	1
Payables under securities loan agreements	$894	$786

(1) As of June 30, 2019 and December 31, 2018, borrowings under securities lending transactions include cash collateral of $769 and $719, respectively.
(2) As of June 30, 2019 and December 31, 2018, borrowings under securities lending transactions include non-cash collateral of $125 and $67, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $637 and $583 as of June 30, 2019 and December 31, 2018, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2019:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$13	$—	*	$13	$—	*
State, municipalities and political subdivisions	3	—	*	20	1		23	1
U.S. corporate public securities	173	3		393	29		566	32
U.S. corporate private securities	162	3		312	22		474	25
Foreign corporate public securities and foreign governments	58	1		172	14		230	15
Foreign corporate private securities	52	1		306	8		358	9
Residential mortgage-backed	468	8		272	6		740	14
Commercial mortgage-backed	111	1		39	1		150	2
Other asset-backed	386	5		373	7		759	12
Total	$1,413	$22		$1,900	$88		$3,313	$110
Total number of securities in an unrealized loss position	281			404			685
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2018:

	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—	$15	$—	*	$15	$—	*
State, municipalities and political subdivisions	191	3	88	5		279	8
U.S. corporate public securities	3,060	131	535	50		3,595	181
U.S. corporate private securities	1,502	40	579	66		2,081	106
Foreign corporate public securities and foreign governments	1,159	54	169	26		1,328	80
Foreign corporate private securities	1,504	77	221	20		1,725	97
Residential mortgage-backed	560	11	412	21		972	32
Commercial mortgage-backed	865	16	312	12		1,177	28
Other asset-backed	892	27	61	1		953	28
Total	$9,733	$359	$2,392	$201		$12,125	$560
Total number of securities in an unrealized loss position	1,894		550			2,444
*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not other-than-temporarily impaired as of June 30, 2019. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
On a quarterly basis, the Company evaluates its available-for-sale investment portfolio to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. All available-for-sale securities with fair values less than amortized cost are included in the Company’s evaluation. Generally, for non-structured securities, management considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same consideration utilized in its overall impairment evaluation process, which incorporates available information and the company’s best estimate of scenario based outcomes regarding the specific security and issuer. The Company also considers quality and amount of any credit enhancement; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions. For structured securities, such as non-agency RMBS, CMBS, and ABS, the Company evaluates other-than-temporary impairments based on actual and projected cash flows, after considering the quality and updated loan-to-value ratios, reflecting current home prices of the underlying collateral, forecasted loss severity, the payment priority in the tranche and any credit enhancement within the structure. In assessing credit impairment, the Company performs discounted cash flow analysis comparing the current amortized cost of a security to the present value of the expected future cash flows, including estimated defaults, and prepayments. The discount rate is generally the effective interest rate of the fixed maturity prior to the impairment.

See the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. in our Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.
Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $450 from $560 to $110 for the six months ended June 30, 2019. The decrease in gross unrealized capital losses was primarily due to declining interest rates.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

At June 30, 2019, $28 of the total $110 of gross unrealized losses were from 6 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

Evaluating Securities for Other-Than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

The following table identifies the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2019			2018
	Impairment		No. of Securities	Impairment	No. of Securities
Foreign corporate public securities and foreign governments(1)	$1		1	$—	—
Residential mortgage-backed	—	*	7	1	21
Other asset-backed	—	*	1	—	—
Total	$1		9	$1	21
Credit Impairments	$—			$1
Intent Impairments	$1			$—
(1) Primarily U.S. dollar denominated.
*Less than $1.
	Six Months Ended June 30,
	2019			2018
	Impairment		No. of Securities	Impairment	No. of Securities
Foreign corporate public securities and foreign governments(1)	$1		1	$—	—
Foreign corporate private securities(1)	18		3	9	1
Residential mortgage-backed	—	*	13	1	24
Other asset-backed	—	*	3	—	—
Total	$19		20	$10	25
Credit Impairments	$18			$10
Intent Impairments	$1			$—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2019	2018
Balance at April 1	$5	$6
Additional credit impairments:
On securities not previously impaired	—	—
On securities previously impaired	—	—
Reductions:
Securities intent impaired	—	—
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	—	1
Balance at June 30	$5	$5
*Less than $1.
	Six Months Ended June 30,
	2019	2018
Balance at January 1	$5	$16
Additional credit impairments:
On securities previously impaired	—	—
Reductions:
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	—	11
Balance at June 30	$5	$5

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three and six months ended June 30, 2019, the Company did not have any new commercial mortgage loan troubled debt restructuring. For the three months ended June 30, 2019, the Company did not have any new private placement troubled debt restructuring. For the six months ended June 30, 2019, the Company had one new private placement troubled debt restructuring with a pre-modification cost basis of $74 and post-modification carrying value of $56. For the three and six months ended June 30, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring.

For the three and six months ended June 30, 2019 and June 30, 2018, respectively, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	June 30, 2019			December 31, 2018
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$4,737	$4,741	$4	$4,915	$4,919
Collective valuation allowance for losses	—	—	—	N/A	(1)	(1)
Total net commercial mortgage loans	$4	$4,737	$4,741	$4	$4,914	$4,918
N/A- Not Applicable

There were no impairments on the mortgage loan portfolio for the three months ended June 30, 2019. There was one impairment of $2 on the mortgage loan portfolio for the six months ended June 30, 2019. There were no impairments on the mortgage loan portfolio for the three and six months ended June 30, 2018.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2019	December 31, 2018
Collective valuation allowance for losses, balance at January 1	$1	$1
Addition to (reduction of) allowance for losses	(1)	—
Collective valuation allowance for losses, end of period	$—	$1

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2019	December 31, 2018
Impaired loans, gross	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$5	$5

As of June 30, 2019 and December 31, 2018 the Company did not have any impaired loans with allowances for losses.

Commercial loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended.

As of June 30, 2019 and December 31, 2018, the Company had no loan greater than 60 days in arrears and there were no mortgage loans in the Company's portfolio in process of foreclosure. The Company foreclosed on one loan during the six months ended June 30, 2019 with a carrying value of $4.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Six Months Ended June 30,
	2019	2018
Impaired loans, average investment during the period (amortized cost)(1)	$7	$4
Interest income recognized on impaired loans, on an accrual basis(1)	—	—
Interest income recognized on impaired loans, on a cash basis(1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the LTV and DSC ratios as of the dates indicated:

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
June 30, 2019 (1)
Loan-to-Value Ratios:
0% - 50%	$265	$23	$9	$—	$—	$297	6.3%
>50% - 60%	1,091	49	23	4	—	1,167	24.6%
>60% - 70%	1,953	286	439	92	37	2,807	59.2%
>70% - 80%	184	150	53	27	8	422	8.9%
>80% and above	9	39	—	—	—	48	1.0%
Total	$3,502	$547	$524	$123	$45	$4,741	100.0%
(1) Balances do not include collective valuation allowance for losses.
	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2018 (1)
Loan-to-Value Ratios:
0% - 50%	$284	$24	$23	$—	$—	$331	6.7%
>50% - 60%	1,133	40	11	—	—	1,184	24.1%
>60% - 70%	2,070	328	503	34	26	2,961	60.2%
>70% - 80%	213	87	66	19	4	389	7.9%
>80% and above	18	5	10	—	21	54	1.1%
Total	$3,718	$484	$613	$53	$51	$4,919	100.0%
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$1,030	21.8%	$994	20.2%
South Atlantic	950	20.0%	1,011	20.5%
Middle Atlantic	1,023	21.7%	1,039	21.2%
West South Central	546	11.5%	566	11.5%
Mountain	443	9.3%	458	9.3%
East North Central	386	8.1%	465	9.5%
New England	85	1.8%	75	1.5%
West North Central	225	4.7%	258	5.2%
East South Central	53	1.1%	53	1.1%
Total Commercial mortgage loans	$4,741	100.0%	$4,919	100.0%

	June 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,304	27.6%	$1,335	27.2%
Industrial	1,282	27.1%	1,323	26.9%
Apartments	1,072	22.6%	1,104	22.4%
Office	707	14.9%	791	16.1%
Hotel/Motel	125	2.6%	111	2.3%
Mixed Use	45	0.9%	46	0.9%
Other	206	4.3%	209	4.2%
Total Commercial mortgage loans	$4,741	100.0%	$4,919	100.0%

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed maturities	$354	$341	$706	$664
Equity securities	1	1	3	2
Mortgage loans on real estate	55	54	109	107
Policy loans	2	3	4	5
Short-term investments and cash equivalents	1	1	2	2
Other	32	15	33	34
Gross investment income	445	415	857	814
Less: Investment expenses	17	18	35	35
Net investment income	$428	$397	$822	$779

As of June 30, 2019 and December 31, 2018, the Company had $1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Net realized capital gains (losses) also include changes in fair value of equity securities.The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed maturities, available-for-sale, including securities pledged	$3	$(19)	$(13)	$(33)
Fixed maturities, at fair value option	53	(82)	77	(181)
Equity securities	3	2	4	—
Derivatives	(50)	6	(82)	11
Embedded derivatives - fixed maturities	1	(2)	2	(4)
Guaranteed benefit derivatives	(13)	12	(13)	32
Other investments	1	—	(1)	5
Net realized capital gains (losses)	$(2)	$(83)	$(26)	$(170)

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2019 , the change in fair value of equity securities still held as of June 30, 2019 was $3 and $4, respectively. For the three and six months ended June 30, 2018, the change in fair value of equity securities still held as of June 30, 2018 was $2 and $0, respectively.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds on sales	$352	$1,180	$1,575	$1,840
Gross gains	7	7	19	11
Gross losses	3	20	14	27

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2019			December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$23	$—	$—	$35	$—	$—
Foreign exchange contracts	648	15	15	620	10	20
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	19,290	197	315	19,280	117	76
Foreign exchange contracts	55	—	—	12	—	—
Equity contracts	77	3	2	98	1	1
Credit contracts	170	—	2	201	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	11	—	N/A	9	—
Within products	N/A	—	30	N/A	—	15
Within reinsurance agreements	N/A	—	(3)	N/A	—	(80)
Managed custody guarantees	N/A	—	—	N/A	—	—
Total		$226	$361		$137	$34

(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2019 and December 31, 2018. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	June 30, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$170	$—	$2
Equity contracts	77	3	2
Foreign exchange contracts	703	15	15
Interest rate contracts	17,962	197	315
		215	334
Counterparty netting(1)		(203)	(203)
Cash collateral netting(1)		(10)	(127)
Securities collateral netting(1)		—	(1)
Net receivables/payables		$2	$3
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2019, the Company held $7 and pledged $124 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2018, the Company held $17 and $21 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2019, the Company delivered $110 of securities and held no securities as collateral. As of December 31, 2018, the Company delivered $123 of securities and held no securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net Investment Income	Net Investment Income
Three Months Ended June 30, 2019
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$1	$16
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3
Six Months Ended June 30, 2019
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$2	$8
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	5

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Three Months Ended June 30, 2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$428	$(1)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Interest rate contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	—	—
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$3	$—

	Six Months Ended June 30, 2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$822	$(5)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Interest rate contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	—	—
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$5	$—

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the period indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30,
		2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(50)	$2
Foreign exchange contracts	Other net realized capital gains (losses)	1	1
Equity contracts	Other net realized capital gains (losses)	—	—
Credit contracts	Other net realized capital gains (losses)	—	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	1	(2)
Within products	Other net realized capital gains (losses)	(13)	12
Within reinsurance agreements	Policyholder benefits	(39)	20
Total		$(100)	$33

	Location of Gain or (Loss) Recognized in Income on Derivative	Six Months Ended June 30,
		2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(86)	$7
Foreign exchange contracts	Other net realized capital gains (losses)	2	—
Equity contracts	Other net realized capital gains (losses)	1	—
Credit contracts	Other net realized capital gains (losses)	1	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	2	(4)
Within products	Other net realized capital gains (losses)	(13)	32
Within reinsurance agreements	Policyholder benefits	(77)	49
Total		$(170)	$84

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$512	$64	$—	$576
State, municipalities and political subdivisions	—	813	—	813
U.S. corporate public securities	—	8,023	47	8,070
U.S. corporate private securities	—	3,037	893	3,930
Foreign corporate public securities and foreign governments(1)	—	2,696	—	2,696
Foreign corporate private securities (1)	—	3,133	174	3,307
Residential mortgage-backed securities	—	3,601	16	3,617
Commercial mortgage-backed securities	—	2,259	—	2,259
Other asset-backed securities	—	1,372	60	1,432
Total fixed maturities, including securities pledged	512	24,998	1,190	26,700
Equity securities	7	—	83	90
Derivatives:
Interest rate contracts	1	196	—	197
Foreign exchange contracts	—	15	—	15
Equity contracts	—	3	—	3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,415	—	—	1,415
Assets held in separate accounts	69,521	5,969	102	75,592
Total assets	$71,456	$31,181	$1,375	$104,012
Percentage of Level to Total	69%	30%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$11	$11
Stabilizer and MCGs	—	—	19	19
Other derivatives:
Interest rate contracts	—	315	—	315
Foreign exchange contracts	—	15	—	15
Equity contracts	—	2	—	2
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	(3)	—	(3)
Total liabilities	$—	$331	$30	$361
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

The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy are presented below.

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

Equity securities: Level 2 and Level 3 equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2019 and 2018. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Three Months Ended June 30, 2019
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$52	$—	$—	$—	$—	$—	$(5)	$—	$—	$47	$—
U.S. Corporate private securities	888	—	15	—	—	—	(2)	—	(8)	893	—
Foreign corporate private securities(1)	122	—	3	49	—	—	—	—	—	174	—
Residential mortgage-backed securities	31	(1)	—	—	—	—	—	—	(14)	16	(1)
Commercial mortgage-backed securities	11	—	—	—	—	—	—	—	(11)	—	—
Other asset-backed securities	89	—	—	12	—	—	(1)	—	(40)	60	—
Total fixed maturities, including securities pledged	1,193	(1)	18	61	—	—	(8)	—	(73)	1,190	(1)
Equity securities	80	3	—	—	—	—	—	—	—	83	3
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(4)	(15)	—	—	—	—	—	—	—	(19)	—
FIA(2)	(11)	2	—	—	(3)	—	1	—	—	(11)	—
Assets held in separate accounts(5)	67	2	—	33	—	—	—	—	—	102	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$28	$—	$1	$—	$—	$—	$(5)	$23	$—	$47	$—
U.S. Corporate private securities	771	—	45	102	—	(6)	(9)	—	(10)	893	—
Foreign corporate private securities(1)	124	(17)	26	97	—	(56)	—	—	—	174	—
Residential mortgage-backed securities	10	(2)	—	8	—	—	—	—	—	16	(2)
Commercial mortgage-backed securities	12	—	—	—	—	—	—	—	(12)	—	—
Other asset-backed securities	94	—	—	11	—	—	(1)	—	(44)	60	—
Total fixed maturities, including securities pledged	1,039	(19)	72	218	—	(62)	(15)	23	(66)	1,190	(2)
Equity securities	50	4	—	29	—	—	—	—	—	83	4
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(4)	(14)	—	—	(1)	—	—	—	—	(19)	—
FIA(2)	(11)	1	—	—	(3)	—	2	—	—	(11)	—
Assets held in separate accounts(5)	61	3	—	39	—	—	—	3	(4)	102	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2018
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$15	$—	$—	$3	$—	$—	$—	$—	$—	$18	$—
U.S. Corporate private securities	651	—	(3)	91	—	(5)	(8)	12	—	738	—
Foreign corporate private securities(1)	101	—	2	75	—	(56)	—	—	—	122	—
Residential mortgage-backed securities	73	(1)	(1)	19	—	(40)	—	—	(17)	33	2
Commercial mortgage-backed securities	—	—	—	16	—	—	—	—	—	16	—
Other asset-backed securities	126	—	(1)	57	—	—	(1)	21	(105)	97	—
Total fixed maturities, including securities pledged	966	(1)	(3)	261	—	(101)	(9)	33	(122)	1,024	2
Equity securities, available-for-sale	48	2	—	3	—	—	—	—	—	53	2
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(77)	13	—	—	—	—	1	—	—	(63)	—
FIA(2)	(18)	(1)	—	—	—	—	3	—	—	(16)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	—	1	—	—	—	—	—	1	—
Assets held in separate accounts(5)	11	—	—	27	—	—	—	—	—	38	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$26	$—	$—	$3	$—	$(5)	$—	$—	$(6)	$18	$—
U.S. Corporate private securities	642	—	(18)	103	—	(5)	(4)	20	—	738	—
Foreign corporate private securities(1)	92	(9)	20	75	—	(56)	—	—	—	122	(9)
Residential mortgage-backed securities	21	(3)	—	20	—	—	—	—	(5)	33	(3)
Commercial mortgage-backed securities	7	—	—	16	—	—	—	—	(7)	16	—
Other asset-backed securities	43	—	(2)	57	—	—	(2)	22	(21)	97	—
Total fixed maturities, including securities pledged	831	(12)	—	274	—	(66)	(6)	42	(39)	1,024	(12)
Equity securities, available-for-sale	50	—	—	3	—	—	—	—	—	53	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(97)	34	—	—	(1)	—	1	—	—	(63)	—
FIA(2)	(20)	(2)	—	—	1	—	5	—	—	(16)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	1	—	—	—	—	—	1	—
Assets held in separate accounts(5)	11	—	—	27	—	—	—	—	—	38	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2019 and 2018, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$26,700	$26,700	$25,034	$25,034
Equity securities	90	90	57	57
Mortgage loans on real estate	4,741	4,982	4,918	4,983
Policy loans	207	207	210	210
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,415	1,415	1,207	1,207
Derivatives	215	215	128	128
Other Investments	45	45	40	40
Assets held in separate accounts	75,592	75,592	67,323	67,323
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	25,926	31,354	26,068	29,108
Funding agreements with fixed maturities	788	786	658	652
Supplementary contracts, immediate annuities and other	323	376	333	354
Deposit liabilities	77	141	77	122
Derivatives:
Guaranteed benefit derivatives:
FIA	11	11	11	11
Stabilizer and MCGs	19	19	4	4
Other derivatives	334	334	99	99
Short-term debt(2)	1	1	1	1
Long-term debt(2)	4	4	4	4
Embedded derivatives on reinsurance	(3)	(3)	(80)	(80)

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2019
	DAC	VOBA		Total
Balance as of January 1, 2019	$536	$551		$1,087
Deferrals of commissions and expenses	27	3		30
Amortization:
Amortization, excluding unlocking	(31)	(27)		(58)
Unlocking (1)	2	10		12
Interest accrued	18	19	(2)	37
Net amortization included in the Condensed Consolidated Statements of Operations	(11)	2		(9)
Change due to unrealized capital gains/losses on available-for-sale securities	(203)	(183)		(386)
Balance as of June 30, 2019	$349	$373		$722

	2018
	DAC	VOBA		Total
Balance as of January 1, 2018	$385	$367		$752
Deferrals of commissions and expenses	27	3		30
Amortization:
Amortization, excluding unlocking	(36)	(36)		(72)
Unlocking (1)	(32)	(15)		(47)
Interest accrued	18	19	(2)	37
Net amortization included in the Condensed Consolidated Statements of Operations	(50)	(32)		(82)
Change due to unrealized capital gains/losses on available-for-sale securities	129	158		287
Balance as of June 30, 2018	$491	$496		$987

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	June 30,
	2019	2018
Fixed maturities, net of OTTI	$1,715	$427
Derivatives(1)	137	119
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(458)	(146)
Premium deficiency reserve adjustment	(118)	(61)
Unrealized capital gains (losses), before tax	1,276	339
Deferred income tax asset (liability)	(139)	(83)
Unrealized capital gains (losses), after tax	1,137	256
Pension and other postretirement benefits liability, net of tax	3	4
AOCI	$1,140	$260

(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2019, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $23.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$687		$(145)	$542
Other	—		—	—
OTTI	1		—	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(2)		—	(2)
DAC/VOBA and Sales inducements	(166)		35	(131)
Premium deficiency reserve adjustment	(32)		7	(25)
Change in unrealized gains/losses on available-for-sale securities	488		(103)	385

Derivatives:
Derivatives	17	(1)	(4)	13
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		2	(4)
Change in unrealized gains/losses on derivatives	11		(2)	9

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$498		$(105)	$393

(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,574		$(329)	$1,245
Other	—		—	—
OTTI	1		—	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	13		(3)	10
DAC/VOBA and Sales inducements	(386)	(1)	81	(305)
Premium deficiency reserve adjustment	(67)		14	(53)
Change in unrealized gains/losses on available-for-sale securities	1,135		(237)	898

Derivatives:
Derivatives	9	(2)	(2)	7
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12)		3	(9)
Change in unrealized gains/losses on derivatives	(3)		1	(2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$1,131		$(236)	$895

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2018
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,064)		$224	(3)	$(840)
Other	(5)		1		(4)
OTTI	7		(1)		6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	33		(7)		26
DAC/VOBA and Sales inducements	287	(1)	(60)		227
Premium deficiency reserve adjustment	54		(11)		43
Change in unrealized gains/losses on available-for-sale securities	(688)		146		(542)

Derivatives:
Derivatives	7	(2)	(1)		6
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12)		3		(9)
Change in unrealized gains/losses on derivatives	(5)		2		(3)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—		(1)
Change in pension and other postretirement benefits liability	(1)		—		(1)
Change in Other comprehensive income (loss)	$(694)		$148		$(546)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(3) Amount includes $6 valuation allowance. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2019 was 13.1% and 11.2%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD").

The Company's effective tax rate for the three months ended June 30, 2018 was 5.6%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD and change in the valuation allowance.

The Company's effective tax rate for the six months ended June 30, 2018 was 14.1%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD, partially offset by the change in the valuation allowance.

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

Tax Regulatory Matters

For the tax years 2017 through 2019, Voya Financial, Inc. (including the Company) participates in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. During 2019, the IRS finalized the audit of Voya Financial, Inc. (including the Company) for the period ended December 31, 2017. Voya Financial, Inc. (including the Company) is under examination for the period ended December 31, 2018. Voya Financial, Inc. (including the Company) expects the examination to be finalized within the next twelve months.

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

Under this agreement, the Company incurred immaterial interest expense and earned immaterial interest income for the three and six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of June 30, 2019, the Company had off-balance sheet commitments to acquire mortgage loans of $29 and purchase limited partnerships and private placement investments of $511.

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

	June 30, 2019	December 31, 2018
Fixed maturity collateral pledged to FHLB(1)	$915	$771
FHLB restricted stock(2)	41	40
Other fixed maturities-state deposits	14	13
Cash and cash equivalents	5	5
Securities pledged(3)	975	882
Total restricted assets	$1,950	$1,711
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $865 and $759 as of June 30, 2019 and December 31, 2018, respectively. In addition, as of June 30, 2019 and December 31, 2018, the Company delivered securities as collateral of $110 and $123, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2019 and December 31, 2018, the Company had $788 and $657, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, assets with a market value of approximately $915 and $771, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

10.    Related Party Transactions

Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three and six months ended June 30, 2019, revenues with affiliated entities related to these agreements were $23 and $45, respectively. For the three and six months ended June 30, 2018, revenues with affiliated entities related to these agreements were $58 and $144, respectively. For the three and six months ended June 30, 2019, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $118 and $264, respectively. For the three and six months ended June 30, 2018, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $143 and $311, respectively.

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

As of June 30, 2019 and December 31, 2018, the Company had deposit assets of approximately $37 and deposit liabilities of $77. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term "VRIAC" refers to Voya Retirement Insurance and Annuity Company, and the terms "Company," "we," "our," "us" refer to Voya Retirement Insurance and Annuity Company and its subsidiary. We are a direct, wholly owned subsidiary of Voya Holdings Inc., which is a direct, wholly owned subsidiary of Voya Financial, Inc.

The following discussion and analysis presents a review of our results of operations for the three and six months ended June 30, 2019 and 2018 and financial condition as of June 30, 2019 and December 31, 2018. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report on Form 10-K").

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

As of June 1, 2018, Directed Services LLC ("DSL") was divested pursuant to the 2018 Transaction described below. Subsequent to the 2018 Transaction, VRIAC has one wholly owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

On June 1, 2018, VRIAC's ultimate parent, Voya Financial, consummated a series of transactions (collectively, the "2018 Transaction'') pursuant to a Master Transaction Agreement dated December 20, 2017 (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"). As part of the 2018 Transaction, VA Capital's wholly owned subsidiary Venerable Holdings Inc. ("Venerable") acquired certain of Voya Financial's assets, including all of the shares of capital stock of Voya Insurance and Annuity Company ("VIAC"), the Company's Iowa-domiciled insurance affiliate, as well as the membership interests of DSL, the Company's broker-dealer subsidiary. Following the closing of the 2018 Transaction, VRIAC acquired a 9.99% equity interest in VA Capital.

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

We derive our revenue mainly from (a) investment income earned on investments, (b) Fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (c) Premiums, (d) realized capital gains (losses) on investments and changes in fair value of embedded derivatives on product guarantees, and (e) Other revenue which includes certain other fees. Our Benefits and expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) Operating expenses, which include expenses related to the selling and servicing of the various products offered by us and other general business expenses, and (c) amortization of DAC and VOBA. In addition, we collect broker-dealer commission revenues through VFP, which are, in turn, paid to broker-dealers and expensed.

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

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC and VOBA amortization rate and operating earnings over time. There was no unlocking of DAC and VOBA related to GMIR initiative for the six months ended June 30, 2019. For the six months ended June 30, 2018, unfavorable unlocking of DAC and VOBA related to GMIR provisions was $43 million, which was included in Net amortization of DAC and VOBA in the Condensed Consolidated Financial Statements.

Income Taxes

See the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on income taxes.

Results of Operations

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net investment income	$428	$397	$822	$779
Fee income	176	175	341	349
Premiums	10	8	19	22
Broker-dealer commission revenue	—	27	1	68
Net realized capital gains (losses):
Total other-than-temporary impairments	(1)	—	(21)	(9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	1	—	1
Net other-than-temporary impairments recognized in earnings	(1)	(1)	(21)	(10)
Other net realized capital gains (losses)	(1)	(82)	(5)	(160)
Total net realized capital gains (losses)	(2)	(83)	(26)	(170)
Other revenue	1	2	5	2
Total revenues	613	526	1,162	1,050
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	269	200	524	398
Operating expenses	193	178	410	286
Broker-dealer commission expense	—	27	1	68
Net amortization of Deferred policy acquisition costs and Value of business acquired	3	17	9	82
Total benefits and expenses	465	422	944	834
Income (loss) before income taxes	148	104	218	216
Income tax expense (benefit)	19	5	24	30
Net income (loss)	$129	$99	$194	$186
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Revenues

Net investment income increased by $31 million from $397 million to $428 million primarily due to:

•	higher alternative investment income;

•	growth in general accounts assets driven by positive net flows; and

•	higher prepayment fee income.

Broker-dealer commission revenue decreased by $27 million from $27 million to $0 million primarily due:

•
the divestment of DSL pursuant to the 2018 Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note in the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Total net realized capital losses decreased by $81 million from $83 million to $2 million primarily due to:

•	favorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes; and

•	favorable changes in fixed maturities due to market changes.

The decrease was partially offset by:

•	unfavorable changes in the fair value of embedded derivatives on product guarantees primarily due to interest rate movements including the impact of non-performance risk; and

•	unfavorable changes in the fair values of derivatives due to interest rate movements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $69 million from $200 million to $269 million primarily due to:

•	unfavorable changes in the fair value of embedded derivatives on reinsurance.

Operating expenses increased by $15 million from $178 million to $193 million primarily due to:

•	higher employee related costs, and

•	higher technology costs.

Broker-dealer commission expense decreased by $27 million from $27 million to $0 million primarily due to:

•
the divestment of DSL pursuant to the 2018 Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note in the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net amortization of DAC and VOBA decreased by $14 million from $17 million to $3 million primarily due to:

•	lower amortization driven by the change in embedded derivative on reinsurance.

The decrease was partially offset by:

•	higher amortization due to higher gross profits.

Income tax expense increased by $14 million from $5 million to $19 million primarily due to:

•	an increase in income before income taxes; and

•	the intraperiod tax allocation of the valuation allowance related to realized capital losses in 2018 that did not recur in 2019.

This was partially offset by:

•	a change in the dividends received deduction ("DRD").

Net income increased by $30 million from $99 million to $129 million primarily due to:

•	lower Net realized capital losses;

•	higher Net investment income; and

•	lower Net amortization of DAC and VOBA.

The increase was partially offset by:

•	higher Interest credited and other benefits to contract owners/policyholders;

•	higher Operating expenses; and

•	higher Income tax expense.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Revenues

Net investment income increased by $43 million from $779 million to $822 million primarily due to:

•	higher alternative investment income;

•	higher prepayment fee income; and

The increase was partially offset by:

•	decrease in general accounts assets driven by negative net flows.

Broker-dealer commission revenue decreased by $67 million from $68 million to $1 million primarily due to:

•
the divestment of DSL pursuant to the 2018 Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note in the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Total net realized capital losses decreased by $144 million from $170 million to $26 million primarily due to:

•	favorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes; and

•	favorable changes in fixed maturities due to market changes.

The decrease was partially offset by:

•	unfavorable changes in the fair value of embedded derivatives on product guarantees primarily due to interest rate movements including the impact of of non-performance risk; and

•	unfavorable changes in the fair values of derivatives due to interest rate movements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $126 million from $398 million to $524 million primarily due to:

•	unfavorable changes in the fair value of embedded derivatives on reinsurance.

Operating expenses increased by $124 million from $286 million to $410 million primarily due to:

•	a gain on the recapture of a reinsurance agreement that did not reoccur in the current period;

•	higher employee related costs; and

•	higher technology costs.

Broker-dealer commission expense decreased by $67 million from $68 million to $1 million primarily due to:

•
the divestment of DSL pursuant to the 2018 Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net amortization of DAC and VOBA decreased by $73 million from $82 million to $9 million primarily due to:

•	unfavorable unlocking in the prior period due to an update to the assumptions related to the GMIR initiative;

•	higher favorable unlocking due to separate account performance; and

•	lower amortization driven by the change in embedded derivative on reinsurance.

The decrease was partially offset by:

•	higher amortization due to higher gross profits.

Income tax expense decreased by $6 million from $30 million to $24 million primarily due to:

•	the intraperiod tax allocation of the valuation allowance related to realized capital losses in 2018 that did not recur in 2019; and

•	a change in the DRD.

Net income increased by $8 million from $186 million to $194 million primarily due to:

•	lower Net realized capital losses;

•	lower Net amortization of DAC and VOBA;

•	higher Net investment income; and

•	lower Income tax expense.

The increase was partially offset by:

•	higher Interest credited and other benefits to contract owners/policyholders; and

•	higher Operating expenses.

Financial Condition

Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2019		December 31, 2018
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$24,378	74.6%	$22,981	74.0%
Fixed maturities, at fair value using the fair value option	1,347	4.1%	1,171	3.8%
Equity securities, at fair value	90	0.3%	57	0.2%
Short-term investments(1)	50	0.2%	50	0.2%
Mortgage loans on real estate	4,741	14.5%	4,918	15.9%
Policy loans	207	0.6%	210	0.7%
Limited partnerships/corporations	637	1.9%	583	1.9%
Derivatives	215	0.7%	128	0.4%
Securities pledged	975	3.0%	882	2.8%
Other investments	45	0.1%	40	0.1%
Total investments	$32,685	100.0%	$31,020	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	June 30, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$450	1.8%	$576	2.2%
State, municipalities, and political subdivisions	752	3.0%	813	3.0%
U.S. corporate public securities	7,340	29.3%	8,070	30.2%
U.S. corporate private securities	3,711	14.9%	3,930	14.7%
Foreign corporate public securities and foreign governments(1)	2,500	10.0%	2,696	10.1%
Foreign corporate private securities(1)	3,160	12.8%	3,307	12.4%
Residential mortgage-backed securities	3,481	13.9%	3,617	13.5%
Commercial mortgage-backed securities	2,152	8.6%	2,259	8.5%
Other asset-backed securities	1,428	5.7%	1,432	5.4%
Total fixed maturities, including securities pledged	$24,974	100.0%	$26,700	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$651	2.6%	$738	2.9%
State, municipalities, and political subdivisions	754	3.0%	764	3.1%
U.S. corporate public securities	7,908	31.7%	8,015	32.0%
U.S. corporate private securities	3,686	14.8%	3,653	14.6%
Foreign corporate public securities and foreign governments(1)	2,551	10.3%	2,540	10.1%
Foreign corporate private securities(1)	3,235	13.1%	3,175	12.7%
Residential mortgage-backed securities	2,966	11.9%	3,036	12.2%
Commercial mortgage-backed securities	1,917	7.7%	1,905	7.6%
Other asset-backed securities	1,230	4.9%	1,208	4.8%
Total fixed maturities, including securities pledged	$24,898	100.0%	$25,034	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2019, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$576	$—	$—	$—	$—	$—	$576
State, municipalities and political subdivisions	754	58	—	—	—	1	813
U.S. corporate public securities	3,466	4,077	441	77	9	—	8,070
U.S. corporate private securities	1,408	2,266	174	70	12	—	3,930
Foreign corporate public securities and foreign governments(1)	1,156	1,418	99	22	—	1	2,696
Foreign corporate private securities(1)	318	2,810	137	26	16	—	3,307
Residential mortgage-backed securities	3,504	72	2	3	13	23	3,617
Commercial mortgage-backed securities	2,181	78	—	—	—	—	2,259
Other asset-backed securities	1,279	129	12	2	10	—	1,432
Total fixed maturities	$14,642	$10,908	$865	$200	$60	$25	$26,700
% of Fair Value	54.9%	40.9%	3.2%	0.7%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$738	$—	$—	$—	$—	$—	$738
State, municipalities and political subdivisions	715	48	—	—	—	1	764
U.S. corporate public securities	3,285	4,152	491	78	9	—	8,015
U.S. corporate private securities	1,420	2,042	79	102	10	—	3,653
Foreign corporate public securities and foreign governments(1)	1,105	1,267	146	21	—	1	2,540
Foreign corporate private securities(1)	405	2,520	188	46	16	—	3,175
Residential mortgage-backed securities	2,981	16	4	1	4	30	3,036
Commercial mortgage-backed securities	1,840	57	8	—	—	—	1,905
Other asset-backed securities	1,081	100	11	5	7	4	1,208
Total fixed maturities	$13,570	$10,202	$927	$253	$46	$36	$25,034
% of Fair Value	54.2%	40.8%	3.7%	1.0%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	June 30, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$576	$—	$—	$—	$—	$576
State, municipalities and political subdivisions	57	486	211	58	1	813
U.S. corporate public securities	79	437	2,970	4,054	530	8,070
U.S. corporate private securities	88	145	1,292	2,222	183	3,930
Foreign corporate public securities and foreign governments(1)	23	281	899	1,358	135	2,696
Foreign corporate private securities(1)	—	—	400	2,789	118	3,307
Residential mortgage-backed securities	2,629	102	72	335	479	3,617
Commercial mortgage-backed securities	1,043	187	516	408	105	2,259
Other asset-backed securities	482	164	603	135	48	1,432
Total fixed maturities	$4,977	$1,802	$6,963	$11,359	$1,599	$26,700
% of Fair Value	18.6%	6.8%	26.1%	42.5%	6.0%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$738	$—	$—	$—	$—	$738
State, municipalities and political subdivisions	59	461	195	48	1	764
U.S. corporate public securities	74	385	2,826	4,164	566	8,015
U.S. corporate private securities	92	142	1,296	1,940	183	3,653
Foreign corporate public securities and foreign governments(1)	21	276	849	1,226	168	2,540
Foreign corporate private securities(1)	—	—	447	2,579	149	3,175
Residential mortgage-backed securities	2,272	59	42	104	559	3,036
Commercial mortgage-backed securities	949	202	364	297	93	1,905
Other asset-backed securities	484	122	441	113	48	1,208
Total fixed maturities	$4,689	$1,647	$6,460	$10,471	$1,767	$25,034
% of Fair Value	18.7%	6.6%	25.8%	41.8%	7.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $450 million from $560 million to $110 million for the six months ended June 30, 2019. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of June 30, 2019, we held one fixed maturity with unrealized capital loss in excess of $10 million. As of June 30, 2019, the unrealized capital loss on this fixed maturity equaled $11 million, or 10.3% of the total unrealized losses. As of December 31, 2018, we held one fixed maturity with unrealized capital loss in excess of $10 million. As of December 31, 2018, the unrealized capital loss on this fixed maturity equaled $15 million, or 2.7% of the total unrealized losses.

As of June 30, 2019, we had $1.9 billion of energy sector fixed maturity securities, constituting 6.9% of the total fixed maturities portfolio, with gross unrealized capital losses of $32 million, including one energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $11 million. As of June 30, 2019, our fixed maturity exposure to the energy sector is comprised of 91.4% investment grade securities.

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

Residential Mortgage-Backed Securities

The following table presents our residential mortgage-backed securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,119	$90	$4	$5	$2,210
Prime Non-Agency	1,298	39	9	1	1,329
Alt-A	50	9	—	4	63
Sub-Prime(1)	37	4	—	—	41
Total RMBS	$3,504	$142	$13	$10	$3,643
(1) Includes subprime other asset backed securities.
	December 31, 2018
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,989	$54	$20	$4	$2,027
Prime Non-Agency	917	31	12	1	937
Alt-A	46	8	—	4	58
Sub-Prime(1)	38	4	—	—	42
Total RMBS	$2,990	$97	$32	$9	$3,064
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following table presents our commercial mortgage-backed securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$222	$239	$19	$20	$68	$69	$86	$91	$2	$3	$397	$422
2014	261	282	17	18	38	39	12	12	33	33	361	384
2015	197	204	69	72	36	38	84	87	24	25	410	426
2016	29	30	7	7	22	24	37	39	6	6	101	106
2017	92	94	39	39	92	95	35	36	26	28	284	292
2018	84	93	25	25	169	174	80	83	10	11	368	386
2019	92	102	5	5	75	76	59	60	—	—	231	243
Total CMBS	$977	$1,044	$181	$186	$500	$515	$393	$408	$101	$106	$2,152	$2,259

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$255	$261	$39	$39	$61	$60	$55	$56	$6	$6	$416	$422
2014	285	285	21	21	19	19	16	16	31	31	372	372
2015	231	226	69	69	25	25	81	81	16	16	422	417
2016	32	31	8	7	21	21	31	31	6	6	98	96
2017	113	107	46	45	62	61	30	29	22	22	273	264
2018	39	39	21	21	179	178	84	83	13	13	336	334
2019	—	—	—	—	—	—	—	—	—	—	—	—
Total CMBS	$955	$949	$204	$202	$367	$364	$297	$296	$94	$94	$1,917	$1,905

As of June 30, 2019, 96.5% and 3.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 96.6% and 3.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following table presents our other asset-backed securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$401	$398	$92	$92	$451	$446	$15	$15	$21	$19	$980	$970
Auto-Loans	19	20	10	10	5	5	—	—	—	—	34	35
Student Loans	9	9	60	62	78	80	—	—	—	—	147	151
Credit Card loans	2	3	—	—	—	—	—	—	—	—	2	3
Other Loans	51	52	—	—	68	69	118	120	5	6	242	247
Total Other ABS(1)	$482	$482	$162	$164	$602	$600	$133	$135	$26	$25	$1,405	$1,406
(1) Excludes subprime other asset backed securities
	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$427	$420	$64	$62	$314	$301	$12	$12	$21	$19	$838	$814
Auto-Loans	1	2	10	10	5	5	—	—	—	—	16	17
Student Loans	9	9	49	49	73	73	—	—	—	—	131	131
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	53	52	1	—	61	61	103	101	3	4	221	218
Total Other ABS(1)	$490	$483	$124	$121	$453	$440	$115	$113	$24	$23	$1,206	$1,180
(1) Excludes subprime other asset backed securities

As of June 30, 2019, 89.2% and 9.2% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 89.3% and 8.5% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

As of June 30, 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 62.6%. As of December 31, 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 62.4%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of June 30, 2019, the Company's total European exposure had an amortized cost and fair value of $2,760 million and $2,936 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $280 million, which includes non-financial institutions exposure in Ireland of $83 million, in Italy of $102 million, and in Spain of $60 million. We also had financial institutions exposure in Ireland of $10 million, in Italy of $5 million and in Spain of $20 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,656 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2019, our non-peripheral sovereign exposure was $104 million, which consisted of fixed maturities. We also had $445 million in net exposure to non-peripheral financial institutions with a concentration in France of $73 million, The Netherlands of $51 million, Switzerland of $76 million and the United Kingdom of $219 million. The balance of $2,107 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,355 million, in The Netherlands of $265 million, in Belgium of $148 million, in France of $215 million, in Germany of $114 million, in Switzerland of $184 million and in Russia of $60 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity Management

Our principal available sources of liquidity are product charges, investment income, proceeds from maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, contract deposits, securities lending and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest credits, investment purchases and contract maturities, withdrawals and surrenders and payment of dividends.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of June 30, 2019 and December 31, 2018, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 50.7% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2019, VRIAC had securities lending collateral assets of $760 million, which represents approximately 0.7% of its general account statutory admitted assets. As of December 31, 2018, VRIAC had securities lending collateral assets of $702 million, which represents approximately 0.7% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2019 and 2018, VRIAC did not receive any capital contributions from its Parent.

During the six months ended June 30, 2019, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $396 million, of which $270 million was paid on April 18, 2019 and $126 million was paid on May 28, 2019. During the six months ended June 30, 2018, VRIAC paid an ordinary dividend in the amount of $126 million to its Parent.

On March 27, 2019, VFP paid a $20 million dividend to VRIAC, its Parent and on June 26, 2019, VFP paid a $20 million dividend to VRIAC. During the six months ended June 30, 2018, VFP paid dividends of $40 million to VRIAC.

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

Our financial strength and credit ratings as of the date of this Quarterly Report on Form 10-Q are summarized in the following table.

Company	A.M. Best	Fitch	Moody's	S&P
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	withdrawn	A (3 of 9)	A2 (3 of 9)	A+ (3 of 9)

Rating Agency	Financial Strength Rating Scale
A.M. Best(1)	"A++" to "S"
Fitch(2)	"AAA" to "C"
Moody's(3)	"Aaa" to "C"
S&P(4)	"AAA" to "R"
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

Ratings actions affirmation or outlook changes by S&P, Fitch, Moody’s or A.M. Best from December 31, 2018 through June 30, 2019 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On April 11, 2019, A.M. Best affirmed VRIAC’s financial strength rating of A with a Stable outlook. Concurrently, A.M. Best withdrew the ratings of VRIAC at our request to no longer participate in A.M. Best’s rating process.

•	On June 11, 2019, S&P upgraded the financial strength rating of VRIAC from A, Positive to A+, Stable.

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

Off-Balance Sheet Arrangements

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Condensed Consolidated Balance Sheets. For information regarding obligations under this program, see the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.    Exhibits

See Exhibit Index on page 79 hereof.

Voya Retirement Insurance and Annuity Company ("VRIAC")

Exhibit Index
Exhibit Number	Description of Exhibit
31.1+	Certificate of Francis G. O'Neill pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Francis G. O'Neill pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2019			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neill
Francis G. O'Neill
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

