Form 10-Q
period 2019-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2019-11-07
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
As of November 6, 2019, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2019

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
Condensed Consolidated Balance Sheets
September 30, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,968 as of 2019 and $22,860 as of 2018)	$25,072	$22,981
Fixed maturities, at fair value using the fair value option	1,448	1,171
Equity securities, at fair value (cost of $75 as of 2019 and $45 as of 2018)	90	57
Short-term investments	50	50
Mortgage loans on real estate, net of valuation allowance of $0 as of 2019 and $1 as of 2018	4,682	4,918
Policy loans	207	210
Limited partnerships/corporations	702	583
Derivatives	331	128
Securities pledged (amortized cost of $860 as of 2019 and $867 as of 2018)	979	882
Other investments	42	40
Total investments	33,603	31,020
Cash and cash equivalents	331	364
Short-term investments under securities loan agreements, including collateral delivered	1,105	793
Accrued investment income	320	301
Premiums receivable and reinsurance recoverable	1,330	1,409
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	576	1,104
Short-term loan to affiliate	129	—
Current income tax recoverable	—	35
Due from affiliates	62	54
Property and equipment	61	62
Other assets	184	251
Assets held in separate accounts	75,898	67,323
Total assets	$113,599	$102,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$31,101	$30,695
Payable for securities purchased	60	49
Payables under securities loan agreements, including collateral held	1,033	827
Due to affiliates	69	73
Derivatives	395	99
Current income tax payable to Parent	3	—
Deferred income taxes	365	64
Other liabilities	324	264
Liabilities related to separate accounts	75,898	67,323
Total liabilities	109,248	99,394

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2019 and 2018; $50 par value per share)	3	3
Additional paid-in capital	2,728	2,728
Accumulated other comprehensive income (loss)	1,366	108
Retained earnings (deficit)	254	483
Total shareholder's equity	4,351	3,322
Total liabilities and shareholder's equity	$113,599	$102,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net investment income	$413	$425	$1,235	$1,204
Fee income	181	177	522	526
Premiums	5	13	24	35
Broker-dealer commission revenue	1	1	2	69
Net realized capital gains (losses):
Total other-than-temporary impairments	(3)	(6)	(24)	(15)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	1
Net other-than-temporary impairments recognized in earnings	(3)	(6)	(24)	(16)
Other net realized capital gains (losses)	7	(38)	2	(198)
Total net realized capital gains (losses)	4	(44)	(22)	(214)
Other revenue	3	6	8	8
Total revenues	607	578	1,769	1,628
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	262	227	786	625
Operating expenses	197	183	607	469
Broker-dealer commission expense	1	1	2	69
Net amortization of Deferred policy acquisition costs and Value of business acquired	31	(28)	40	54
Total benefits and expenses	491	383	1,435	1,217
Income (loss) before income taxes	116	195	334	411
Income tax expense (benefit)	6	34	30	64
Net income (loss)	$110	$161	$304	$347

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$110	$161	$304	$347
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	286	(83)	1,417	(783)
Other-than-temporary impairments	—	1	1	8
Pension and other postretirement benefits liability	—	(1)	(1)	(2)
Other comprehensive income (loss), before tax	286	(83)	1,417	(777)
Income tax expense (benefit) related to items of other comprehensive income (loss)	60	(24)	296	(172)
Other comprehensive income (loss), after tax	226	(59)	1,121	(605)
Comprehensive income (loss)	$336	$102	$1,425	$(258)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three and Nine Months Ended September 30, 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of July 1, 2019	$3	$2,728	$1,140	$144	$4,015
Adjustment for adoption of ASU 2018-02	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	110	110
Other comprehensive income (loss), after tax	—	—	226	—	226
Total comprehensive income (loss)					336
Dividends paid and distributions of capital	—	—	—	—	—
Balance as of September 30, 2019	$3	$2,728	$1,366	$254	$4,351

Balance as of January 1, 2019	$3	$2,728	$108	$483	$3,322
Adjustment for adoption of ASU 2018-02	—	—	137	(137)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	304	304
Other comprehensive income (loss), after tax	—	—	1,121	—	1,121
Total comprehensive income (loss)					1,425
Dividends paid and distributions of capital	—	—	—	(396)	(396)
Employee related benefits	—	—	—	—	—
Balance as of September 30, 2019	$3	$2,728	$1,366	$254	$4,351

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three and Nine Months Ended September 30, 2018 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of July 1, 2018	$3	$2,729	$260	$174	$3,166
Comprehensive income (loss):
Net income (loss)	—	—	—	161	161
Other comprehensive income (loss), after tax	—	—	(59)	—	(59)
Total comprehensive income (loss)					102
Employee related benefits	—	(1)	—	—	(1)
Balance as of September 30, 2018	$3	$2,728	$201	$335	$3,267

Balance as of January 1, 2018	$3	$2,730	$818	$30	$3,581
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	72	72
Adjustment for adoption of ASU 2016-01	—	—	(12)	12	—
Balance as of January 1, 2018 - As adjusted	3	2,730	806	114	3,653
Comprehensive income (loss):
Net income (loss)	—	—	—	347	347
Other comprehensive income (loss), after tax	—	—	(605)	—	(605)
Total comprehensive income (loss)					(258)
Dividends paid and distributions of capital	—	—	—	(126)	(126)
Employee related benefits	—	(2)	—	—	(2)
Balance as of September 30, 2018	$3	$2,728	$201	$335	$3,267

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$1,014	$944
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,068	2,976
Mortgage loans on real estate	542	429
Limited partnerships/corporations	42	63
Acquisition of:
Fixed maturities	(3,456)	(3,881)
Equity securities	—	(3)
Mortgage loans on real estate	(312)	(535)
Limited partnerships/corporations	(144)	(209)
Derivatives, net	73	(10)
Policy loans, net	3	2
Short-term investments, net	—	25
Short-term loan to affiliate, net	(129)	80
Collateral received (delivered), net	(106)	54
Other investments, net	3	(41)
Net cash provided by (used in) investing activities	(416)	(1,050)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,661	2,560
Maturities and withdrawals from investment contracts	(2,893)	(2,379)
Settlements on deposit contracts	(3)	(20)
Dividends paid and distributions of capital	(396)	(126)
Net cash provided by (used in) provided by financing activities	(631)	35
Net decrease in cash and cash equivalents	(33)	(71)
Cash and cash equivalents, beginning of period	364	288
Cash and cash equivalents, end of period	$331	$217

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2019, its results of operations, comprehensive income and changes in shareholder's equity for the three and nine months ended September 30, 2019 and 2018, and its statements of cash flows for the nine months ended September 30, 2019 and 2018, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

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

Future Adoption of Accounting Pronouncements

Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, "Financial Services - Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts" ("ASU 2018-12"), which changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers. In October, 2019, the FASB voted to amend the effective date of ASU 2018-12 for public business entities that are required to file with the SEC to fiscal years beginning after December 15, 2021, including interim periods, with early adoption permitted. The Company is currently in the process of evaluating the provisions of ASU 2018-12. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

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

The Company does not
expect the adoption of this
guidance to have a material
impact on the Company’s financial condition, results of operations or cash flows; however, implementation efforts are ongoing. The CECL requirements apply to financial assets held at amortized cost, the most
significant of which, for the
Company, are mortgage
loans and reinsurance
recoverable balances.
Implementation efforts
currently in progress
include the finalization of
CECL models and
continuing analysis of
model output, as well as
development of related
processes, controls, and
disclosures.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2019:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$564	$152	$—	$—	$716	$—
U.S. Government agencies and authorities	19	—	—	—	19	—
State, municipalities and political subdivisions	750	89	—	—	839	—
U.S. corporate public securities	7,219	945	29	—	8,135	—
U.S. corporate private securities	3,742	325	20	—	4,047	—
Foreign corporate public securities and foreign governments(1)	2,453	263	11	—	2,705	—
Foreign corporate private securities(1)	3,151	188	8	—	3,331	—
Residential mortgage-backed securities	3,674	151	15	12	3,822	3
Commercial mortgage-backed securities	2,195	178	—	—	2,373	—
Other asset-backed securities	1,509	20	17	—	1,512	1
Total fixed maturities, including securities pledged	25,276	2,311	100	12	27,499	4
Less: Securities pledged	860	127	8	—	979	—
Total fixed maturities	$24,416	$2,184	$92	$12	$26,520	$4
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
(4) Amount excludes $214 of net unrealized gains on impaired available-for-sale securities.

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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2019, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$483	$488
After one year through five years	3,741	3,892
After five years through ten years	5,531	5,935
After ten years	8,143	9,477
Mortgage-backed securities	5,869	6,195
Other asset-backed securities	1,509	1,512
Fixed maturities, including securities pledged	$25,276	$27,499

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2019 and December 31, 2018, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2019
Communications	$1,026	$153	$—	$1,179
Financial	2,614	281	1	2,894
Industrial and other companies	7,150	680	21	7,809
Energy	1,710	191	36	1,865
Utilities	2,888	304	5	3,187
Transportation	846	78	2	922
Total	$16,234	$1,687	$65	$17,856

December 31, 2018
Communications	$1,139	$55	$21	$1,173
Financial	2,707	101	47	2,761
Industrial and other companies	7,604	152	214	7,542
Energy	1,884	55	81	1,858
Utilities	2,974	80	74	2,980
Transportation	729	14	17	726
Total	$17,037	$457	$454	$17,040

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2019 and December 31, 2018, approximately 48.7% and 52.5%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of September 30, 2019 and December 31, 2018, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2019 and December 31, 2018, the fair value of loaned securities was $851 and $759, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2019 and December 31, 2018, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $712 and $719, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, liabilities to return collateral of $712 and $719, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2019 and December 31, 2018, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $170 and $67, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	September 30, 2019 (1)(2)	December 31, 2018 (1)(2)
U.S. Treasuries	$172	$92
U.S. corporate public securities	480	523
Short-term Investments	51	—
Foreign corporate public securities and foreign governments	179	170
Equity Securities	—	1
Payables under securities loan agreements	$882	$786

(1) As of September 30, 2019 and December 31, 2018, borrowings under securities lending transactions include cash collateral of $712 and $719, respectively.
(2) As of September 30, 2019 and December 31, 2018, borrowings under securities lending transactions include non-cash collateral of $170 and $67, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $702 and $583 as of September 30, 2019 and December 31, 2018, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2019:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$13	$—	*	$13	$—	*
State, municipalities and political subdivisions	—	—	*	—			—	—
U.S. corporate public securities	175	3		176	26		351	29
U.S. corporate private securities	148	3		97	17		245	20
Foreign corporate public securities and foreign governments	24	—		92	11		116	11
Foreign corporate private securities	73	2		183	6		256	8
Residential mortgage-backed	695	11		103	4		798	15
Commercial mortgage-backed	99	—		5	—		104	—
Other asset-backed	394	5		376	12		770	17
Total	$1,608	$24		$1,045	$76		$2,653	$100
Total number of securities in an unrealized loss position	318			271			589
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
*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not other-than-temporarily impaired as of September 30, 2019. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
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
Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $460 from $560 to $100 for the nine months ended September 30, 2019. The decrease in gross unrealized capital losses was primarily due to declining interest rates.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

At September 30, 2019, $30 of the total $100 of gross unrealized losses were from 6 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

Evaluating Securities for Other-Than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

The following tables identify the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2019			2018
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$—		—	$5	2
Foreign corporate public securities and foreign governments(1)	1	*	2	$—	—
Foreign corporate private securities(1)	—	*	1	—	—
Residential mortgage-backed	2		11	1	20
Other asset-backed	—	*	1	—	—
Total	$3		15	$6	22
Credit Impairments	$1
Intent Impairments	$2
(1) Primarily U.S. dollar denominated.
*Less than $1.
	Nine Months Ended September 30,
	2019			2018
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$—		—	$5	2
Foreign corporate public securities and foreign governments(1)	2		3	—	—
Foreign corporate private securities(1)	18		4	9	1
Residential mortgage-backed	2		21	2	40
Other asset-backed	—	*	4	—	—
Total	$22		32	$16	43
Credit Impairments	$19
Intent Impairments	$3
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2019	2018
Balance at July 1	$5	$5
Additional credit impairments:
On securities not previously impaired	—	—
On securities previously impaired	—	1
Reductions:
Securities intent impaired	—	—
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	1	1
Balance at September 30	$4	$5

	Nine Months Ended September 30,
	2019	2018
Balance at January 1	$5	$16
Additional credit impairments:
On securities previously impaired	—	1
Reductions:
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	1	12
Balance at September 30	$4	$5

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three and nine months ended September 30, 2019, the Company had one new commercial mortgage loan troubled debt restructuring with a pre-modification and post-modification carrying value of $2. For the three months ended September 30, 2019, the Company did not have any new private placement troubled debt restructuring. For the nine months ended September 30, 2019, the Company had one new private placement troubled debt restructuring with a pre-modification cost basis of $74 and post-modification carrying value of $54. For the three and nine months ended September 30, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring.

For the three and nine months ended September 30, 2019 and September 30, 2018, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2019			December 31, 2018
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$4,678	$4,682	$4	$4,915	$4,919
Collective valuation allowance for losses	—	—	—	N/A	(1)	(1)
Total net commercial mortgage loans	$4	$4,678	$4,682	$4	$4,914	$4,918
N/A- Not Applicable

There were no impairments on the mortgage loan portfolio for the three months ended September 30, 2019. There was one impairment of $2 on the mortgage loan portfolio for the nine months ended September 30, 2019. There were no impairments on the mortgage loan portfolio for the three and nine months ended September 30, 2018.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2019	December 31, 2018
Collective valuation allowance for losses, balance at January 1	$1	$1
Addition to (reduction of) allowance for losses	(1)	—
Collective valuation allowance for losses, end of period	$—	$1

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2019	December 31, 2018
Impaired loans, gross	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$5	$5

As of September 30, 2019 and December 31, 2018 the Company did not have any impaired loans with allowances for losses.

Commercial loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended.

As of September 30, 2019 and December 31, 2018, the Company had no loan greater than 60 days in arrears and there were no mortgage loans in the Company's portfolio in process of foreclosure. The Company foreclosed on one loan during the nine months ended September 30, 2019 with a carrying value of $4.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2019	2018
Impaired loans, average investment during the period (amortized cost)(1)	$4	$4
Interest income recognized on impaired loans, on an accrual basis(1)	—	—
Interest income recognized on impaired loans, on a cash basis(1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
(1)Includes amounts for Troubled debt restructured loans.
	Nine Months Ended September 30,
	2019	2018
Impaired loans, average investment during the period (amortized cost)(1)	$6	$4
Interest income recognized on impaired loans, on an accrual basis(1)	—	—
Interest income recognized on impaired loans, on a cash basis(1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the LTV and DSC ratios as of the dates indicated:

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
September 30, 2019 (1)
Loan-to-Value Ratios:
0% - 50%	$268	$26	$8	$—	$—	$302	6.5%
>50% - 60%	1,087	42	23	28	—	1,180	25.2%
>60% - 70%	1,887	423	271	100	—	2,681	57.2%
>70% - 80%	193	139	54	79	8	473	10.1%
>80% and above	24	22	—	—	—	46	1.0%
Total	$3,459	$652	$356	$207	$8	$4,682	100.0%
(1) Balances do not include collective valuation allowance for losses.
	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2018 (1)
Loan-to-Value Ratios:
0% - 50%	$284	$24	$23	$—	$—	$331	6.7%
>50% - 60%	1,133	40	11	—	—	1,184	24.1%
>60% - 70%	2,070	328	503	34	26	2,961	60.2%
>70% - 80%	213	87	66	19	4	389	7.9%
>80% and above	18	5	10	—	21	54	1.1%
Total	$3,718	$484	$613	$53	$51	$4,919	100.0%
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$995	21.3%	$994	20.2%
South Atlantic	930	19.9%	1,011	20.5%
Middle Atlantic	1,014	21.6%	1,039	21.2%
West South Central	507	10.8%	566	11.5%
Mountain	471	10.1%	458	9.3%
East North Central	393	8.4%	465	9.5%
New England	84	1.8%	75	1.5%
West North Central	222	4.7%	258	5.2%
East South Central	66	1.4%	53	1.1%
Total Commercial mortgage loans	$4,682	100.0%	$4,919	100.0%

	September 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,211	25.9%	$1,335	27.2%
Industrial	1,278	27.2%	1,323	26.9%
Apartments	1,142	24.4%	1,104	22.4%
Office	684	14.6%	791	16.1%
Hotel/Motel	122	2.6%	111	2.3%
Mixed Use	45	1.0%	46	0.9%
Other	200	4.3%	209	4.2%
Total Commercial mortgage loans	$4,682	100.0%	$4,919	100.0%

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed maturities	$352	$347	$1,058	$1,011
Equity securities	2	2	5	4
Mortgage loans on real estate	54	57	163	164
Policy loans	—	2	4	7
Short-term investments and cash equivalents	1	—	3	2
Other	22	37	55	71
Gross investment income	431	445	1,288	1,259
Less: Investment expenses	18	20	53	55
Net investment income	$413	$425	$1,235	$1,204

As of September 30, 2019 and December 31, 2018, the Company had $1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed maturities, available-for-sale, including securities pledged	$44	$(9)	$31	$(42)
Fixed maturities, at fair value option	(18)	(80)	59	(261)
Equity securities	—	(1)	4	(1)
Derivatives	13	23	(69)	34
Embedded derivatives - fixed maturities	2	(1)	4	(5)
Guaranteed benefit derivatives	(36)	24	(49)	56
Other investments	(1)	—	(2)	5
Net realized capital gains (losses)	$4	$(44)	$(22)	$(214)

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2019 , the change in fair value of equity securities still held as of September 30, 2019 was $0 and $4, respectively. For the three and nine months ended September 30, 2018, the change in fair value of equity securities still held as of September 30, 2018 was $(1).

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds on sales	$340	$120	$1,915	$1,960
Gross gains	6	1	25	12
Gross losses	4	4	18	31

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2019			December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$23	$—	$—	$35	$—	$—
Foreign exchange contracts	652	31	3	620	10	20
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	18,324	297	388	19,280	117	76
Foreign exchange contracts	53	1	—	12	—	—
Equity contracts	60	2	2	98	1	1
Credit contracts	159	—	2	201	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	12	—	N/A	9	—
Within products	N/A	—	63	N/A	—	15
Within reinsurance agreements	N/A	—	26	N/A	—	(80)
Managed custody guarantees	N/A	—	4	N/A	—	—
Total		$343	$488		$137	$34

(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2019 and December 31, 2018. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	September 30, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$159	$—	$2
Equity contracts	60	2	2
Foreign exchange contracts	705	32	3
Interest rate contracts	17,033	297	388
		331	395
Counterparty netting(1)		(297)	(297)
Cash collateral netting(1)		(30)	(98)
Securities collateral netting(1)		(1)	—
Net receivables/payables		$3	$—
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2019, the Company held $28 and pledged $97 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2018, the Company held $17 and $21 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2019, the Company delivered $128 of securities and held $1 of securities as collateral. As of December 31, 2018, the Company delivered $123 of securities and held no securities as collateral.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net Investment Income	Net Investment Income
Three Months Ended September 30, 2019
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$28
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2
Nine Months Ended September 30, 2019
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$2	$36
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	7

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended September 30, 2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$413	$7
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Interest rate contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	—	—
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$2	$—

	Nine Months Ended September 30, 2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$1,235	$2
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Interest rate contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	—	—
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$7	$—

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,
		2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$10	$19
Foreign exchange contracts	Other net realized capital gains (losses)	2	—
Equity contracts	Other net realized capital gains (losses)	—	—
Credit contracts	Other net realized capital gains (losses)	1	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	2	(1)
Within products	Other net realized capital gains (losses)	(36)	24
Within reinsurance agreements	Policyholder benefits	(29)	4
Total		$(50)	$48

	Location of Gain or (Loss) Recognized in Income on Derivative	Nine Months Ended September 30,
		2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(76)	$26
Foreign exchange contracts	Other net realized capital gains (losses)	4	—
Equity contracts	Other net realized capital gains (losses)	1	—
Credit contracts	Other net realized capital gains (losses)	2	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	4	(5)
Within products	Other net realized capital gains (losses)	(49)	56
Within reinsurance agreements	Policyholder benefits	(106)	53
Total		$(220)	$132

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$558	$158	$—	$716
U.S. Government agencies and authorities	—	19	—	19
State, municipalities and political subdivisions	—	839	—	839
U.S. corporate public securities	—	8,087	48	8,135
U.S. corporate private securities	—	3,068	979	4,047
Foreign corporate public securities and foreign governments(1)	—	2,705	—	2,705
Foreign corporate private securities (1)	—	3,150	181	3,331
Residential mortgage-backed securities	—	3,801	21	3,822
Commercial mortgage-backed securities	—	2,363	10	2,373
Other asset-backed securities	—	1,442	70	1,512
Total fixed maturities, including securities pledged	558	25,632	1,309	27,499
Equity securities	7	—	83	90
Derivatives:
Interest rate contracts	1	296	—	297
Foreign exchange contracts	—	32	—	32
Equity contracts	—	2	—	2
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,486	—	—	1,486
Assets held in separate accounts	69,981	5,817	100	75,898
Total assets	$72,033	$31,779	$1,492	$105,304
Percentage of Level to Total	69%	30%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$10	$10
Stabilizer and MCGs	—	—	57	57
Other derivatives:
Interest rate contracts	—	388	—	388
Foreign exchange contracts	—	3	—	3
Equity contracts	—	2	—	2
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	26	—	26
Total liabilities	$—	$421	$67	$488
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2019 and 2018. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2019
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$—	$2	$—	$—	$—	$(1)	$—	$—	$48	$—
U.S. Corporate private securities	893	—	23	103	—	—	(46)	6	—	979	—
Foreign corporate private securities(1)	174	—	2	5	—	—	—	—	—	181	—
Residential mortgage-backed securities	16	(1)	—	13	—	—	—	—	(7)	21	(1)
Commercial mortgage-backed securities	—	—	—	10	—	—	—	—	—	10	—
Other asset-backed securities	60	—	1	22	—	—	(1)	—	(12)	70	—
Total fixed maturities, including securities pledged	1,190	(1)	28	153	—	—	(48)	6	(19)	1,309	(1)
Equity securities	83	—	—	—	—	—	—	—	—	83	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(19)	(37)	—	—	(1)	—	—	—	—	(57)	—
FIA(2)	(11)	1	—	—	(1)	—	1	—	—	(10)	—
Assets held in separate accounts(5)	102	1	—	12	—	(1)	—	—	(14)	100	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$28	$—	$3	$—	$—	$—	$(6)	$23	$—	$48	$—
U.S. Corporate private securities	771	—	68	205	—	(6)	(55)	5	(9)	979	—
Foreign corporate private securities(1)	124	(17)	28	102	—	(56)	—	—	—	181	—
Residential mortgage-backed securities	10	(3)	—	14	—	—	—	—	—	21	(3)
Commercial mortgage-backed securities	12	—	—	10	—	—	—	—	(12)	10	—
Other asset-backed securities	94	—	1	21	—	—	(2)	—	(44)	70	—
Total fixed maturities, including securities pledged	1,039	(20)	100	352	—	(62)	(63)	28	(65)	1,309	(3)
Equity securities	50	4	—	29	—	—	—	—	—	83	4
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(4)	(51)	—	—	(2)	—	—	—	—	(57)	—
FIA(2)	(11)	2	—	—	(4)	—	3	—	—	(10)	—
Assets held in separate accounts(5)	61	4	—	51	—	(1)	—	3	(18)	100	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2018
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$18	$—	$—	$—	$—	$—	$—	$—	$—	$18	$—
U.S. Corporate private securities	738	—	(7)	62	—	—	(5)	60	(8)	840	—
Foreign corporate public securities and foreign governments(1)	—	—	—	10	—	—	—	—	—	10	—
Foreign corporate private securities(1)	122	—	(4)	8	—	—	(9)	4	—	121	—
Residential mortgage-backed securities	33	(2)	—	20	—	—	—	—	(9)	42	(2)
Commercial mortgage-backed securities	16	—	—	13	—	—	—	—	(16)	13	—
Other asset-backed securities	97	—	—	11	—	—	(1)	—	(26)	81	—
Total fixed maturities, including securities pledged	1,024	(2)	(11)	124	—	—	(15)	64	(59)	1,125	(2)
Equity securities, available-for-sale	53	(1)	—	—	—	—	—	—	—	52	(1)
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(63)	24	—	—	(1)	—	(1)	—	—	(41)	—
FIA(2)	(16)	—	—	—	—	—	3	—	—	(13)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	1	—	—	—	—	(1)	—	—	—	—	—
Assets held in separate accounts(5)	38	—	—	23	—	—	—	—	(5)	56	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$26	$—	$—	$3	$—	$(5)	$—	$—	$(6)	$18	$—
U.S. Corporate private securities	642	—	(29)	165	—	(5)	(9)	84	(8)	840	—
Foreign corporate public securities and foreign governments(1)	—	—	—	10	—	—	—	—	—	10	—
Foreign corporate private securities(1)	92	(8)	17	86	—	(56)	(10)	—	—	121	(8)
Residential mortgage-backed securities	21	(5)	—	71	—	(40)	—	—	(5)	42	(5)
Commercial mortgage-backed securities	7	—	—	13	—	—	—	—	(7)	13	—
Other asset-backed securities	43	—	(2)	43	—	—	(3)	21	(21)	81	—
Total fixed maturities, including securities pledged	831	(13)	(14)	391	—	(106)	(22)	105	(47)	1,125	(13)
Equity securities, available-for-sale	50	(1)	—	3	—	—	—	—	—	52	(1)
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(97)	58	—	—	(2)	—	—	—	—	(41)	—
FIA(2)	(20)	(2)	—	—	1	—	8	—	—	(13)	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	1	—	(1)	—	—	—	—	—
Assets held in separate accounts(5)	11	—	—	50	—	—	—	—	(5)	56	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2019 and 2018, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$27,499	$27,499	$25,034	$25,034
Equity securities	90	90	57	57
Mortgage loans on real estate	4,682	4,925	4,918	4,983
Policy loans	207	207	210	210
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,486	1,486	1,207	1,207
Derivatives	331	331	128	128
Other Investments	42	42	40	40
Assets held in separate accounts	75,898	75,898	67,323	67,323
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	26,250	32,949	26,068	29,108
Funding agreements with fixed maturities	828	826	658	652
Supplementary contracts, immediate annuities and other	316	383	333	354
Deposit liabilities	76	152	77	122
Derivatives:
Guaranteed benefit derivatives:
FIA	10	10	11	11
Stabilizer and MCGs	57	57	4	4
Other derivatives	395	395	99	99
Short-term debt(2)	1	1	1	1
Long-term debt(2)	4	4	4	4
Embedded derivatives on reinsurance	26	26	(80)	(80)

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2019
	DAC	VOBA		Total
Balance as of January 1, 2019	$536	$551		$1,087
Deferrals of commissions and expenses	29	4		33
Amortization:
Amortization, excluding unlocking	(52)	(50)		(102)
Unlocking (1)	5	2		7
Interest accrued	26	29	(2)	55
Net amortization included in the Condensed Consolidated Statements of Operations	(21)	(19)		(40)
Change due to unrealized capital gains/losses on available-for-sale securities	(274)	(246)		(520)
Balance as of September 30, 2019	$270	$290		$560

	2018
	DAC	VOBA		Total
Balance as of January 1, 2018	$385	$367		$752
Deferrals of commissions and expenses	40	5		45
Amortization:
Amortization, excluding unlocking	(55)	(55)		(110)
Unlocking (1)	(25)	26		1
Interest accrued	26	29	(2)	55
Net amortization included in the Condensed Consolidated Statements of Operations	(54)	—		(54)
Change due to unrealized capital gains/losses on available-for-sale securities	144	174		318
Balance as of September 30, 2018	$515	$546		$1,061

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	September 30,
	2019	2018
Fixed maturities, net of OTTI	$2,211	$312
Derivatives(1)	159	117
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(593)	(114)
Premium deficiency reserve adjustment	(216)	(58)
Unrealized capital gains (losses), before tax	1,561	257
Deferred income tax asset (liability)	(199)	(59)
Unrealized capital gains (losses), after tax	1,362	198
Pension and other postretirement benefits liability, net of tax	4	3
AOCI	$1,366	$201

(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2019, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $25.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$540		$(115)	$425
Other	—		—	—
OTTI	—		—	—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(44)		10	(34)
DAC/VOBA and Sales inducements	(134)		28	(106)
Premium deficiency reserve adjustment	(98)		21	(77)
Change in unrealized gains/losses on available-for-sale securities	264		(56)	208

Derivatives:
Derivatives	27	(1)	(6)	21
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains/losses on derivatives	22		(5)	17

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		1	1
Change in pension and other postretirement benefits liability	—		1	1
Change in Other comprehensive income (loss)	$286		$(60)	$226

(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,114		$(444)	$1,670
Other	—		—	—
OTTI	1		—	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(31)		7	(24)
DAC/VOBA and Sales inducements	(520)	(1)	109	(411)
Premium deficiency reserve adjustment	(165)		35	(130)
Change in unrealized gains/losses on available-for-sale securities	1,399		(293)	1,106

Derivatives:
Derivatives	36	(2)	(8)	28
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(17)		4	(13)
Change in unrealized gains/losses on derivatives	19		(4)	15

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		1	—
Change in pension and other postretirement benefits liability	(1)		1	—
Change in Other comprehensive income (loss)	$1,417		$(296)	$1,121

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2018
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,188)		$259	(3)	$(929)
Other	(5)		1		(4)
OTTI	8		(2)		6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	42		(9)		33
DAC/VOBA and Sales inducements	318	(1)	(67)		251
Premium deficiency reserve adjustment	57		(12)		45
Change in unrealized gains/losses on available-for-sale securities	(768)		170		(598)

Derivatives:
Derivatives	11	(2)	(2)		9
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(18)		4		(14)
Change in unrealized gains/losses on derivatives	(7)		2		(5)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(2)		—		(2)
Change in pension and other postretirement benefits liability	(2)		—		(2)
Change in Other comprehensive income (loss)	$(777)		$172		$(605)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(3) Amount includes $12 valuation allowance. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rate for the three and nine months ended September 30, 2019 was 5.2% and 9.0%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rate for the three and nine months ended September 30, 2018 was 17.4% and 15.6%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the DRD, partially offset by the change in the valuation allowance.

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

Under this agreement, the Company incurred immaterial interest expense for the three and nine months ended September 30, 2019 . The company earned immaterial income for the three months ended September 30, 2019 and earned $2 for the nine months ended September 30, 2019. The Company incurred and earned immaterial interest expense and interest income for the three and nine months ended September 30, 2018. As of September 30, 2019 the Company had an outstanding receivable of $129 and as of December 31, 2018, the Company did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of September 30, 2019, the Company had off-balance sheet commitments to acquire mortgage loans of $59 and purchase limited partnerships and private placement investments of $559.

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

	September 30, 2019	December 31, 2018
Fixed maturity collateral pledged to FHLB(1)	$1,028	$771
FHLB restricted stock(2)	42	40
Other fixed maturities-state deposits	14	13
Cash and cash equivalents	5	5
Securities pledged(3)	979	882
Total restricted assets	$2,068	$1,711
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $851 and $759 as of September 30, 2019 and December 31, 2018, respectively. In addition, as of September 30, 2019 and December 31, 2018, the Company delivered securities as collateral of $128 and $123, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2019 and December 31, 2018, the Company had $827 and $657, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, assets with a market value of approximately $1,028 and $771, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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

10.    Related Party Transactions

Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three and nine months ended September 30, 2019, revenues with affiliated entities related to these agreements were $23 and $68, respectively. For the three and nine months ended September 30, 2018, revenues with affiliated entities related to these agreements were $25 and $169, respectively. For the three and nine months ended September 30, 2019, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $118 and $382, respectively. For the three and nine months ended September 30, 2018, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $117 and $428, respectively.

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

As of September 30, 2019 and December 31, 2018, the Company had deposit assets of approximately $36 and $37 and deposit liabilities of $76 and $77. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2019 and 2018 and financial condition as of September 30, 2019 and December 31, 2018. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2018 ("Annual Report on Form 10-K").

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

During the third quarter of 2019 and 2018, we conducted our annual review of assumptions, market conditions and other projection model inputs. These reviews resulted in net unfavorable unlocking of DAC and VOBA of $13 million in the current period compared to net favorable unlocking of DAC and VOBA of $42 million in the prior period. Unlocking in the third quarter 2019 reflects impacts related to a reduction in the long-term interest rate and lower net margins partially offset by changes to earned rates and reinsurance costs. Unlocking in the third quarter 2018 reflects changes in equity market assumptions partially offset by an unfavorable adjustment related to the GMIR initiatives.

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC and VOBA amortization rate and operating earnings over time. There was no unlocking of DAC and VOBA related to GMIR initiative for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, unfavorable unlocking of DAC and VOBA related to GMIR provisions was $51 million, of which $8 million was included in the results of the annual review of assumptions referenced above.

Income Taxes

See the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on income taxes.

Results of Operations

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net investment income	$413	$425	$1,235	$1,204
Fee income	181	177	522	526
Premiums	5	13	24	35
Broker-dealer commission revenue	1	1	2	69
Net realized capital gains (losses):
Total other-than-temporary impairments	(3)	(6)	(24)	(15)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	1
Net other-than-temporary impairments recognized in earnings	(3)	(6)	(24)	(16)
Other net realized capital gains (losses)	7	(38)	2	(198)
Total net realized capital gains (losses)	4	(44)	(22)	(214)
Other revenue	3	6	8	8
Total revenues	607	578	1,769	1,628
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	262	227	786	625
Operating expenses	197	183	607	469
Broker-dealer commission expense	1	1	2	69
Net amortization of Deferred policy acquisition costs and Value of business acquired	31	(28)	40	54
Total benefits and expenses	491	383	1,435	1,217
Income (loss) before income taxes	116	195	334	411
Income tax expense (benefit)	6	34	30	64
Net income (loss)	$110	$161	$304	$347

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Revenues

Net investment income decreased by $12 million from $425 million to $413 million primarily due to:

•	lower prepayment fee income; and

•	lower alternative investment income.

The decrease was partially offset by:

•	growth in the general account assets driven by positive net flows.

Total net realized capital gains (losses) increased by $48 million from a loss of $(44) million to a gain of $4 million primarily due to:

•	favorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes; and

•	favorable changes in fixed maturities due to market change.

The increase was partially offset by:

•	unfavorable changes in the fair values of derivatives due to interest rate movements; and

•
unfavorable changes in the fair value of embedded derivatives on product guarantees primarily due to the favorable impact of non-performance risk which was partially offset by the results of interest rate movements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $35 million from $227 million to $262 million primarily due to unfavorable changes in the fair value of embedded derivatives.

Operating expenses increased by $14 million from $183 million to $197 million primarily due to higher expenses primarily resulting from business growth and the write-off of previously deferred expenses related to policy acquisition costs.

Net amortization of DAC and VOBA increased by $59 million from $(28) million to $31 million primarily due to:

•	unfavorable unlocking in the current period compared to favorable unlocking in the prior period due to annual assumption updates;

•	higher amortization due to higher gross profits

The increase was partially offset by:

•	lower amortization driven by the change in embedded derivative associated with a reinsurance agreement; and

•	favorable unlocking due to revaluations of assets.

Income tax expense decreased by $28 million from $34 million to $6 million primarily due to:

•	a decrease in income before income taxes;

•	tax credits; and

•	the intraperiod tax allocation of the valuation allowance related to realized capital losses in 2018 that did not recur in 2019.

The decrease was partially offset by:

•	a change in the dividends received deduction ("DRD").

Net income decreased by $51 million from $161 million to $110 million primarily due to:

•	higher Net amortization of DAC and VOBA;

•	higher Interest credited and other benefits to contract owners/policyholders;

•	higher Operating expenses; and

•	lower Net investment income.

The decrease was partially offset by:

•	favorable change in Net realized capital gains (losses); and

•	lower Income tax expense.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Revenues

Net investment income increased by $31 million from $1,204 million to $1,235 million primarily due to:

•	higher prepayment fee income; and

•	growth in the general account assets driven by positive net flows.

The increase was partially offset by:

•	lower alternative investment income.

Broker-dealer commission revenue decreased by $67 million from $69 million to $2 million primarily due to:

•
the divestment of DSL pursuant to the 2018 Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note in the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Total net realized capital losses decreased by $192 million from $214 million to $22 million primarily due to:

•	favorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes; and

•	favorable changes in fixed maturities due to market changes.

The decrease was partially offset by:

•	unfavorable changes in the fair values of derivatives due to interest rate movements; and

•
unfavorable changes in the fair value of embedded derivatives on product guarantees primarily due to the favorable impact of non-performance risk which was partially offset by the results of interest rate movements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $161 million from $625 million to $786 million primarily due to unfavorable changes in the fair value of embedded derivatives on reinsurance.

Operating expenses increased by $138 million from $469 million to $607 million primarily due to:

•	a gain on the recapture of a reinsurance agreement in the prior year that did not reoccur in the current period;

•	higher expenses primarily resulting from business growth and the write-off of previously deferred expenses related to policy acquisition costs;

•	higher consulting costs;

•	higher employee related costs; and

The increase was partially offset by:

•	lower technology costs.

Broker-dealer commission expense decreased by $67 million from $69 million to $2 million primarily due to:

•
the divestment of DSL pursuant to the 2018 Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Net amortization of DAC and VOBA decreased by $14 million from $54 million to $40 million primarily due to:

•	unfavorable unlocking in the prior period due to an update to the assumptions related to the GMIR initiative;

•	lower amortization driven by the change in embedded derivative on reinsurance; and

•	higher favorable unlocking due to separate account performance.

The decrease was partially offset by:

•	higher amortization due to higher gross profits; and

•	unfavorable unlocking in the current period compared to favorable unlocking in the prior period due to annual assumption updates.

Income tax expense decreased by $34 million from $64 million to $30 million primarily due to:

•	a decrease in income before income taxes;

•	tax credits; and

•	the intraperiod tax allocation of the valuation allowance related to realized capital losses in 2018 that did not recur in 2019.

The decrease was partially offset by:

•	a change in the DRD.

Net income decreased by $43 million from $347 million to $304 million primarily due to:

•	higher Interest credited and other benefits to contract owners/policyholders; and

•	higher Operating expenses.

The decrease was partially offset by:

•	lower Net realized capital losses;

•	lower Income tax expense;

•	higher Net investment income; and

•	lower Net amortization of DAC and VOBA.

Financial Condition

Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2019		December 31, 2018
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$25,072	74.6%	$22,981	74.0%
Fixed maturities, at fair value using the fair value option	1,448	4.3%	1,171	3.8%
Equity securities, at fair value	90	0.3%	57	0.2%
Short-term investments(1)	50	0.1%	50	0.2%
Mortgage loans on real estate	4,682	14.0%	4,918	15.9%
Policy loans	207	0.6%	210	0.7%
Limited partnerships/corporations	702	2.1%	583	1.9%
Derivatives	331	1.0%	128	0.4%
Securities pledged	979	2.9%	882	2.8%
Other investments	42	0.1%	40	0.1%
Total investments	$33,603	100.0%	$31,020	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	September 30, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$564	2.2%	$716	2.6%
U.S. Government agencies and authorities	19	0.1%	19	0.1%
State, municipalities, and political subdivisions	750	3.0%	839	3.1%
U.S. corporate public securities	7,219	28.5%	8,135	29.6%
U.S. corporate private securities	3,742	14.8%	4,047	14.7%
Foreign corporate public securities and foreign governments(1)	2,453	9.7%	2,705	9.8%
Foreign corporate private securities(1)	3,151	12.5%	3,331	12.1%
Residential mortgage-backed securities	3,674	14.5%	3,822	13.9%
Commercial mortgage-backed securities	2,195	8.7%	2,373	8.6%
Other asset-backed securities	1,509	6.0%	1,512	5.5%
Total fixed maturities, including securities pledged	$25,276	100.0%	$27,499	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$651	2.6%	$738	2.9%
State, municipalities, and political subdivisions	754	3.0%	764	3.1%
U.S. corporate public securities	7,908	31.7%	8,015	32.0%
U.S. corporate private securities	3,686	14.8%	3,653	14.6%
Foreign corporate public securities and foreign governments(1)	2,551	10.3%	2,540	10.1%
Foreign corporate private securities(1)	3,235	13.1%	3,175	12.7%
Residential mortgage-backed securities	2,966	11.9%	3,036	12.2%
Commercial mortgage-backed securities	1,917	7.7%	1,905	7.6%
Other asset-backed securities	1,230	4.9%	1,208	4.8%
Total fixed maturities, including securities pledged	$24,898	100.0%	$25,034	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2019, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$716	$—	$—	$—	$—	$—	$716
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	778	60	—	—	—	1	839
U.S. corporate public securities	3,386	4,232	447	60	10	—	8,135
U.S. corporate private securities	1,404	2,367	167	99	10	—	4,047
Foreign corporate public securities and foreign governments(1)	1,115	1,474	97	15	3	1	2,705
Foreign corporate private securities(1)	342	2,811	146	32	—	—	3,331
Residential mortgage-backed securities	3,709	73	1	3	13	23	3,822
Commercial mortgage-backed securities	2,281	83	9	—	—	—	2,373
Other asset-backed securities	1,359	131	11	2	9	—	1,512
Total fixed maturities	$15,109	$11,231	$878	$211	$45	$25	$27,499
% of Fair Value	54.9%	40.8%	3.2%	0.8%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$738	$—	$—	$—	$—	$—	$738
U.S. Government agencies and authorities	—	—	—	—	—	—	—
State, municipalities and political subdivisions	715	48	—	—	—	1	764
U.S. corporate public securities	3,285	4,152	491	78	9	—	8,015
U.S. corporate private securities	1,420	2,042	79	102	10	—	3,653
Foreign corporate public securities and foreign governments(1)	1,105	1,267	146	21	—	1	2,540
Foreign corporate private securities(1)	405	2,520	188	46	16	—	3,175
Residential mortgage-backed securities	2,981	16	4	1	4	30	3,036
Commercial mortgage-backed securities	1,840	57	8	—	—	—	1,905
Other asset-backed securities	1,081	100	11	5	7	4	1,208
Total fixed maturities	$13,570	$10,202	$927	$253	$46	$36	$25,034
% of Fair Value	54.2%	40.8%	3.7%	1.0%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$716	$—	$—	$—	$—	$716
U.S. Government agencies and authorities	19	—	—	—	—	19
State, municipalities and political subdivisions	58	509	211	60	1	839
U.S. corporate public securities	82	442	2,883	4,234	494	8,135
U.S. corporate private securities	90	120	1,317	2,342	178	4,047
Foreign corporate public securities and foreign governments(1)	8	274	881	1,412	130	2,705
Foreign corporate private securities(1)	—	—	394	2,820	117	3,331
Residential mortgage-backed securities	2,784	122	68	333	515	3,822
Commercial mortgage-backed securities	1,051	194	582	440	106	2,373
Other asset-backed securities	390	280	665	137	40	1,512
Total fixed maturities	$5,198	$1,941	$7,001	$11,778	$1,581	$27,499
% of Fair Value	18.9%	7.1%	25.5%	42.8%	5.7%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$738	$—	$—	$—	$—	$738
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	59	461	195	48	1	764
U.S. corporate public securities	74	385	2,826	4,164	566	8,015
U.S. corporate private securities	92	142	1,296	1,940	183	3,653
Foreign corporate public securities and foreign governments(1)	21	276	849	1,226	168	2,540
Foreign corporate private securities(1)	—	—	447	2,579	149	3,175
Residential mortgage-backed securities	2,272	59	42	104	559	3,036
Commercial mortgage-backed securities	949	202	364	297	93	1,905
Other asset-backed securities	484	122	441	113	48	1,208
Total fixed maturities	$4,689	$1,647	$6,460	$10,471	$1,767	$25,034
% of Fair Value	18.7%	6.6%	25.8%	41.8%	7.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $460 million from $560 million to $100 million for the nine months ended September 30, 2019. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of September 30, 2019, we held one fixed maturity with unrealized capital loss in excess of $10 million. As of September 30, 2019, the unrealized capital loss on this fixed maturity equaled $10 million, or 10.3% of the total unrealized losses. As of December 31, 2018, we held one fixed maturity with unrealized capital loss in excess of $10 million. As of December 31, 2018, the unrealized capital loss on this fixed maturity equaled $15 million, or 2.7% of the total unrealized losses.

As of September 30, 2019, we had $1.9 billion of energy sector fixed maturity securities, constituting 6.8% of the total fixed maturities portfolio, with gross unrealized capital losses of $36 million, including one energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $10 million. As of September 30, 2019, our fixed maturity exposure to the energy sector is comprised of 91.4% investment grade securities.

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

Residential Mortgage-Backed Securities

The following tables present our residential mortgage-backed securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,154	$100	$3	$6	$2,257
Prime Non-Agency	1,458	42	11	1	1,490
Alt-A	48	9	1	5	61
Sub-Prime(1)	31	4	—	—	35
Total RMBS	$3,691	$155	$15	$12	$3,843
(1) Includes subprime other asset backed securities.
	December 31, 2018
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,989	$54	$20	$4	$2,027
Prime Non-Agency	917	31	12	1	937
Alt-A	46	8	—	4	58
Sub-Prime(1)	38	4	—	—	42
Total RMBS	$2,990	$97	$32	$9	$3,064
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$192	$217	$19	$20	$66	$68	$86	$92	$2	$3	$365	$400
2014	250	284	17	18	38	39	12	13	33	33	350	387
2015	187	207	69	74	49	51	90	94	24	25	419	451
2016	27	30	11	11	23	25	37	40	6	6	104	112
2017	75	81	35	36	99	104	40	41	26	28	275	290
2018	84	99	25	25	174	183	78	81	10	11	371	399
2019	114	133	10	10	109	112	78	79	—	—	311	334
Total CMBS	$929	$1,051	$186	$194	$558	$582	$421	$440	$101	$106	$2,195	$2,373

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$255	$261	$39	$39	$61	$60	$55	$56	$6	$6	$416	$422
2014	285	285	21	21	19	19	16	16	31	31	372	372
2015	231	226	69	69	25	25	81	81	16	16	422	417
2016	32	31	8	7	21	21	31	31	6	6	98	96
2017	113	107	46	45	62	61	30	29	22	22	273	264
2018	39	39	21	21	179	178	84	83	13	13	336	334
2019	—	—	—	—	—	—	—	—	—	—	—	—
Total CMBS	$955	$949	$204	$202	$367	$364	$297	$296	$94	$94	$1,917	$1,905

As of September 30, 2019, 96.1% and 3.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 96.6% and 3.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$301	$298	$214	$214	$505	$497	$12	$11	$21	$18	$1,053	$1,038
Auto-Loans	19	19	10	10	5	5	—	—	—	—	34	34
Student Loans	18	19	53	56	80	82	2	2	—	—	153	159
Credit Card loans	2	3	—	—	—	—	—	—	—	—	2	3
Other Loans	49	51	—	—	78	79	120	124	3	3	250	257
Total Other ABS(1)	$389	$390	$277	$280	$668	$663	$134	$137	$24	$21	$1,492	$1,491
(1) Excludes subprime other asset backed securities
	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$427	$420	$64	$62	$314	$301	$12	$12	$21	$19	$838	$814
Auto-Loans	1	2	10	10	5	5	—	—	—	—	16	17
Student Loans	9	9	49	49	73	73	—	—	—	—	131	131
Credit Card loans	—	—	—	—	—	—	—	—	—	—	—	—
Other Loans	53	52	1	—	61	61	103	101	3	4	221	218
Total Other ABS(1)	$490	$483	$124	$121	$453	$440	$115	$113	$24	$23	$1,206	$1,180
(1) Excludes subprime other asset backed securities

As of September 30, 2019, 89.9% and 8.7% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 89.3% and 8.5% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

As of September 30, 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 62.6%. As of December 31, 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 62.4%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of September 30, 2019, the Company's total European exposure had an amortized cost and fair value of $2,754 million and $2,971 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $284 million, which includes non-financial institutions exposure in Ireland of $84 million, in Italy of $105 million, and in Spain of $59 million. We also had financial institutions exposure in Ireland of $10 million, in Italy of $6 million and in Spain of $20 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,687 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2019, our non-peripheral sovereign exposure was $105 million, which consisted of fixed maturities. We also had $445 million in net exposure to non-peripheral financial institutions with a concentration in France of $73 million, The Netherlands of $51 million, Switzerland of $70 million and the United Kingdom of $224 million. The balance of $2,137 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,357 million, in The Netherlands of $266 million, in Belgium of $153 million, in France of $219 million, in Germany of $133 million, in Switzerland of $180 million and in Russia of $61 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of September 30, 2019, we had an outstanding receivable of $129 million and no outstanding payable. As of December 31, 2018 , we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement.We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 50.2% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2019, VRIAC had securities lending collateral assets of $696 million, which represents approximately 64.0% of its general account statutory admitted assets. As of December 31, 2018, VRIAC had securities lending collateral assets of $702 million, which represents approximately 0.7% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2019 and 2018, VRIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2019, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $396 million, of which $270 million was paid on April 18, 2019 and $126 million was paid on May 28, 2019. During the nine months ended September 30, 2018, VRIAC paid an ordinary dividend in the amount of $126 million to its Parent.

On March 27, 2019, VFP paid a $20 million dividend to VRIAC, its Parent, on June 26, 2019, VFP paid a $20 million dividend to VRIAC and on September 27, 2019, VFP paid a $20 million dividend to VRIAC. During the nine months ended September 30, 2018, VFP paid dividends of $60 million to VRIAC.

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

Ratings actions affirmation or outlook changes by S&P, Fitch, Moody’s or A.M. Best from December 31, 2018 through September 30, 2019 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.    Exhibits

See Exhibit Index on page 78 hereof.

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

November 7, 2019			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neill
Francis G. O'Neill
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

