Form 10-K
period 2019-12-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2020-03-19
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes       ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    ☐ Yes       ☒ No

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐ Yes       ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates: None

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of March 10, 2020, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION
I(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2019

As used in this Annual Report on Form 10-K, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition" and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations; (x) changes in the policies of governments and/or regulatory authorities; and (xi) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the fixed and variable annuities business that it sold to VA Capital LLC on June 1, 2018, including the transition services on the expected timeline and economic terms or at all, (xii) our parent company Voya Financial Inc's ability to successfully complete the Individual Life Transaction (as defined below) on the expected economic terms or at all, and (xiii) other factors described in the section "Item 1A. Risk Factors."

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

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability. In addition to these non-insurance subsidiaries, VRIAC also has the wholly-owned owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

On December 18, 2019, VRIAC’s ultimate parent, Voya Financial Inc. ("Voya Financial"), entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc. (“Resolution Life US”), pursuant to which Resolution Life US will acquire Security Life of Denver Insurance Company (“SLD”), Security Life of Denver International Limited (“SLDI”) and Roaring River II, Inc. ("RRII") including several subsidiaries of SLD. The transaction is expected to close by September 30, 2020 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

Concurrently with the sale, SLD will enter into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of Voya Financial. We currently expect that these reinsurance transactions will be carried out on a coinsurance basis, with SLD’s reinsurance obligations collateralized by assets in trust. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") will result in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products will be ceded to SLD and related assets will be transferred.

On June 1, 2018, VRIAC's ultimate parent, Voya Financial, consummated a series of transactions (collectively, the "2018 Transaction'') pursuant to a Master Transaction Agreement dated December 20, 2017 (the "2018 MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"). As part of the 2018 Transaction, VA Capital's wholly owned subsidiary Venerable Holdings Inc. ("Venerable") acquired certain of Voya Financial's assets, including all of the shares of capital stock of Voya Insurance and Annuity Company ("VIAC"), the Company's Iowa-domiciled insurance affiliate, as well as the membership interests of DSL, the Company's former broker-dealer subsidiary. Following the closing of the 2018 Transaction, VRIAC acquired a 9.99% equity interest in VA Capital.

Description of Business

We offer qualified and nonqualified annuity contracts that include a variety of funding and payout options for employer-sponsored retirement plans as well as some individual plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. Our products are offered primarily to public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations, state and local governments, small to mid-sized corporations and individuals. We also provide stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to us. We discontinued sales of these solutions in late 2016 to better align business activities to our priorities. This business will be transferred as part of the Individual Life Transaction described further under "Organization of Business". Our products are generally distributed through independent brokers and advisors, third-party administrators, consultants, and representatives associated with Voya Financial's owned broker-dealer and investment advisor, Voya Financial Advisors, Inc. ("VFA").

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

Strategy, Method of Distribution and Principal Markets

Our products are offered primarily to public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations, state and local governments, small to mid-sized corporations and individuals. Our products are generally distributed through independent brokers and advisors, third-party administrators, consultants, and representatives associated with Voya Financial's owned broker-dealer and investment advisor, VFA.

We are not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2019. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on us.

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

	December 31,
	2019	2018
Deposits:
Variable annuities	$8,944	$8,308
Fixed annuities	2,119	2,149
Total annuities	11,063	10,457
Other products	901	1,049
Total deposits	$11,964	$11,506

Assets under management:
Variable annuities	$70,505	$57,664
Fixed annuities	29,140	28,887
Total annuities	99,645	86,551
Other products	10,863	10,891
Total assets under management	110,508	97,442

Assets under administration	273,200	215,318
Total assets under management and administration	$383,708	$312,760

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

Employees and Other Shared Services

VRIAC had 1,655 employees as of December 31, 2019, primarily focused on managing new business processing, product distribution, marketing, customer service and product management for us and certain of our affiliates, as well as providing product development, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

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

State insurance regulators, the NAIC and other regulatory bodies have been investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks and the NAIC has made recent advances in captives reform. For example, effective January 1, 2016, the NAIC heightened the standards applicable to captives related to XXX and AXXX business issued and ceded after December 31, 2014. The NAIC has left for future action application of the standards to captives that assume variable annuity business.

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

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company's assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2019, our RBC exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

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

We do not anticipate regulatory action as a result of the 2019 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this undiscounted liability to be minimal as of December 31, 2019 and 2018. We have also recorded an asset of $9 million as of December 31, 2019 and 2018, for future credits to premium taxes. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed and enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. For example, in February, 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry." In 2018 and 2019, multiple other states have adopted versions of the NAIC Insurance Data Security Model Law. These laws, with effective dates ranging from January 1, 2019 to January 20, 2021, ensure that licensees of the Departments of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. During 2019, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

In June 2019, the SEC approved a new rule, Regulation Best Interest (“Regulation BI”) and related forms and interpretations. Among other things, Regulation BI will apply a heightened “best interest” standard to broker-dealers and their associated persons, including our retail broker-dealer, Voya Financial Advisors, when they make securities investment recommendations to retail customers. Compliance with Regulation BI is required beginning June 30, 2020. We do not believe Regulation BI will have a material impact on us. We anticipate that the Department of Labor, and possibly other state and federal regulators, may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If these additional rules are more onerous than Regulation BI, or are not coordinated with Regulation BI, the impact on us will be more substantial. Until we see the test of any such rule, it will be too early to assess that impact.

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

Financial Reform Legislation and Initiatives

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act creates a framework for regulating derivatives, which has transformed derivatives markets and trading in significant ways. Subject to certain exceptions, certain standardized interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and collateralized with both variation and initial margin. The CFTC and the SEC are expected to designate additional types of over-the-counter ("OTC") derivatives for mandatory clearing and other trade execution requirements in the future. Uncleared OTC derivatives which have been excluded from the clearing mandate and which are used by market participants like us are now subject to additional regulatory reporting and margin requirements. Specifically, both the CFTC and federal banking regulators have established minimum margin requirements for OTC derivatives traded by either (non-bank) swap dealers or banks which qualify as swaps entities which apply to nearly all counterparties we trade with. These margin rules require mandatory exchange of variation margin for most OTC derivatives transacted by us and, if certain trading thresholds are met, will require exchange of initial margin commencing in 2021. As a result of central clearing and the margin requirements for OTC derivatives, we are required to hold more cash and highly liquid securities resulting in lower yields in order to satisfy the increase in required margin. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments. We are also observing an increasing reluctance from counterparties to accept certain non-cash collateral from us due to higher capital or operational costs associated with such asset classes that we typically hold in abundance. These developments present potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between U.S. rules and regulations and parallel regimes in other jurisdictions, such as the EU, may further increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

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

Privacy Laws and Regulation

U.S. federal and state laws and regulations require all companies generally, and financial institutions, including insurance companies, in particular, to protect the security and confidentiality of personal information and to notify consumers about their policies and practices relating to their collection, use, and disclosure of consumer information and the protection of the security and confidentiality of that information. The collection, use, disclosure and security of protected health information is also governed by federal and state laws. Federal and state laws also require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions to implement effective programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited text messages, e-mail or fax messages to consumers and customers. Federal laws and regulations also regulate the permissible uses of certain types of personal information, including consumer report information. Federal and state governments and regulatory bodies may consider additional or more detailed regulation regarding these subjects. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding privacy standards and protocols. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, which took effect on January 1,2020. The California Attorney General has issued a preliminary draft of the regulations to be implemented pursuant to the California Consumer Privacy Act. We continue to evaluate the draft regulations and their potential impact on our operations, but depending on their implementation, we and other covered businesses may be required to incur significant expense in order to meet their requirements. Consumer privacy legislation similar to the California Consumer Privacy Act has been introduced in several other states. Should such legislation be enacted, we and other covered businesses may be required to incur significant expense in order to meet its requirements.

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

Risks Related to Our Business - General

The Individual Life Transaction may not be completed on the terms or timing currently contemplated, or at all, and the Individual Life Transaction could have negative impacts on us

As further described under "Item 1-Business", on December 18, 2019, our ultimate parent company, Voya Financial, entered into the Individual Life Transaction with Resolution Life US, pursuant to which Resolution Life US will acquire certain assets of Voya Financial, including all of the shares of capital stock of our affiliates, SLD and SLDI, and which will result in the disposition of substantially all of Voya Financial’s life insurance and legacy non-retirement annuity business and related assets.

While the Individual Life Transaction is expected to close by September 30, 2020, the closing is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals, and conditions that could allow Voya Financial or Resolution Life US not to close under certain funding or regulatory conditions.

Unanticipated developments could delay, prevent or otherwise adversely affect the current proposed closing, including possible problems or delays in obtaining various state insurance or other regulatory approvals, and disruptions in the capital and financial markets. Therefore, the Company cannot provide any assurance that the Individual Life Transaction will occur on the terms described herein or at all.

In order to position ourselves for the proposed closing, Voya Financial and we are actively pursuing strategic, structural and process realignment and restructuring actions with Voya Financial’s former assets that will be transferred as part of the Individual Life Transaction. These actions could lead to disruptions of our operations, loss of, or inability to recruit, key personnel needed to operate our businesses and complete the Individual Life Transaction, weakening of our internal standards, controls or procedures, and impairment of our relationship with key customers and counterparties. We may incur potential expenses in connection with the Individual Life Transaction, whether or not it closes.

In addition, Voya Financial and we may face difficulties attracting or retaining relationships through which we manage or reinsure our Individual Life products. Vendors or reinsurers may elect to suspend, alter, reduce or terminate, their relationships with us for various reasons, including uncertainty related to the Individual Life Transaction, changes in our strategy, potential adverse developments in our business, potential adverse rating agency actions or concerns about market-related risks.

We may also not achieve certain of the benefits that we expect in connection with the Individual Life Transaction. In addition, completion of the Individual Life Transaction will require significant amounts of our management’s time and effort which could adversely affect our results of operations and financial condition.

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

In recent years, political and other events have had significant effects on global financial markets. These events include confrontations over trade between the United States and its traditional allies in North America and Europe, and between the United States and

China, the withdrawal by the United Kingdom from its membership in the European Union, commonly referred to as “Brexit”, and the recent COVID-19 pandemic event. Adverse consequences from these or other events could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in credit, equity, foreign exchange and derivatives markets, or other adverse changes.

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

15

•
We are exposed to interest rate and equity risk as used in determining the discount rate and expected long-term rate of return assumptions associated with our pension and other retirement benefit obligation liability calculations. Sustained declines in long-term interest rates or equity returns could have a negative effect on the funded status of these plans and/or increase our future funding costs. We are also exposed to the actual performance of the investment assets in these plans which could differ from expectations and result in additional funding requirements.

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

The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the low interest rate environment or a period of rapidly increasing interest rates.

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

The expected replacement of the London Interbank Offered Rate ("LIBOR") and replacement or reform of other interest rates could adversely affect our results of operations and financial condition.

Central banks throughout the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR and replacements or reforms of other interest rate benchmarks, such as EURIBOR and EONIA (the "IBORs"). It is expected that a transition away from the widespread use of such rates to alternative rates based on observable market transactions and other potential interest rate benchmark reforms will occur over the next several years. For example, the Financial Conduct Authority ("FCA"), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of LIBOR beyond 2021.

On April 3, 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate, which has been recommended as an alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee. Further, the Bank of England is publishing a reformed Sterling Overnight Index Average, consisting of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Central bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have, or are expected to, select alternative reference rates denominated in other currencies.

The market transition away from IBORs to alternative reference rates is complex and could have a range of adverse impacts including potentially systemic disruptions to the financial markets generally, as well as adverse impacts to our results of operations and financial condition. In particular, any such transition or reform could:

•
Adversely impact the pricing, liquidity, value of, return on, and trading for a broad array of financial products, including any IBOR-linked securities, loans and derivatives that are included in our financial assets and liabilities;

•
Require extensive changes to documentation that governs or references IBOR or IBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding securities and related hedging transactions;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of IBOR with one or more alternative reference rates;

•
Result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of provisions in IBOR-based products such as fallback language or other related provisions, including in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between the IBORs and the various alternative reference rates;

•
Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from IBOR-based products to those based on one or more alternative reference rates in a timely manner, including by quantifying a value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.

Further, to the extent that any of our contracts contain pre-cessation fallback triggers tied to such an event, any or all of the risks noted above could be accelerated in the event that an IBOR-regulating authority such as the UK FCA announces that LIBOR (or any other IBOR) is no longer "representative" prior to the planned cessation in 2021.

Depending on several factors including those set forth above, our results of operation and financial condition could be adversely affected by the market transition or reform of certain benchmarks. Other factors include the pace of the transition to replacement of reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.

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

Past or future misconduct by our employees, agents, intermediaries, representatives of our broker-dealer affiliates or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions and/or serious reputational or financial harm, and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates' business decisions and to prevent us from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition.

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

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 38.6% of the carrying value of our total Cash and cash equivalents and Total investments as of December 31, 2019. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

The sensitivity of our statutory reserves and surplus established for the stable value products to changes in interest rates, credit spreads and policyholder behavior will vary depending on the magnitude of these changes, as well as on the book value of assets, the market value of assets, credit losses, the guaranteed credited rates available to customers and other product features. Realization or re-measurement of these risks may result in an increase in the reserves for stable value products, and could materially and adversely affect our financial position or results of operations. In particular, in extended low interest rate environments, we bear exposure to the risk that reserves must be added to fund book value withdrawals and transfers when guaranteed annual credited rates exceed the earned rate on invested assets. In a rising interest rate environment, we are exposed to the risk of financial disintermediation through a potential increase in the level of book value withdrawals.

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

We cede life insurance policies and annuity contracts or certain risks related to life insurance policies and annuity contracts to other insurance companies using various forms of reinsurance including coinsurance, modified coinsurance, funds withheld, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to bear the entire unresolved liability for claims on the reinsured policies. In addition, a reinsurer insolvency or loss of accredited reinsurer status may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves.

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

The Individual Life Transaction involves a significant reinsurance component pursuant to which we will have material reinsurance exposures to SLD, Voya Financial’s Colorado-domiciled insurance subsidiary that is being acquired by Resolution Life US. Although we currently expect that these reinsurance arrangements will be coinsurance arrangements collateralized by assets in trust, there are circumstances where these arrangements may take other forms, such as coinsurance with funds withheld. The form of reinsurance could have significant effects, including on our ability to access collateral or on our accounting results under US GAAP. Although we expect that the availability of collateral assets in trust would provide us with significant security against default, there can be no assurance that such collateral would be sufficient to meet statutory reserve requirements or other financial needs in the event of any default or recapture event.

Our reinsurance recoverable balances are periodically assessed for uncollectability and there were no significant allowances for uncollectible reinsurance as of December 31, 2019 and December 31, 2018. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is with accredited reinsurers or is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition.

The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer's ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. In recent years, we have faced a number of rate increase actions on in-force business, which have in some instances adversely affected our financial results, and there can be no assurance that the outcome of future rate increase actions would not have a material effect on our results of operations or financial condition. In addition, if reinsurers raise the rates that they charge on new business, we may be forced to raise the premiums that we charge, which could have a negative impact on our competitive position.

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

Any failure to protect the privacy and confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

Our businesses and relationships with customers are dependent upon our ability to maintain the privacy, security and confidentiality of our and our customers' personal information, trade secrets, and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees and agents). We are also subject to numerous federal and state laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Many of our employees and contractors and the representatives of our broker-dealer subsidiaries and affiliates have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the privacy, security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us, or our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. In 2018, Voya Financial entered into a consent decree with the U.S. Securities and Exchange Commission (“SEC”) in which the SEC alleged that Voya Financial Advisors, Inc. (“VFA”), our broker-dealer affiliate, failed to maintain adequate policies and procedures to protect certain customer information that was the subject of an April 2016 intrusion into VFA’s systems. Although we did not admit or deny wrongdoing, we agreed to pay the SEC a $1 million fine and consented to an independent review of VFA’s compliance with SEC rules concerning protection of customer information and identity theft. If we fail in the future to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see “-Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.”

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

We are highly dependent on automated telecommunications, information technology and other operational systems to record and process our internal transactions and transactions involving our customers. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors, and similar disruptions. Businesses in the United States and in other countries have increasingly become the targets of "cyberattacks", "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in significant disruptions to information technology systems and the theft of significant amounts of information, as well as funds from online financial accounts, and can cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cybersecurity incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting. In 2018, Voya Financial entered into a consent decree with the SEC in which the SEC alleged that VFA, our broker-dealer affiliate, failed to maintain adequate policies and procedures to protect certain customer information that was the subject of an April 2016 intrusion into VFA’s systems. Although we did not admit or deny wrongdoing, we agreed to pay the SEC a $1 million fine and consented to an independent review of VFA’s compliance with SEC rules concerning protection of customer information and identity theft.

We retain personal and confidential information and financial accounts in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could disrupt system operations, access, view, misappropriate, alter, or delete information in the systems, including personal information and proprietary business information and misappropriate funds from online finance account. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The laws of every state require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information, or that otherwise results in unauthorized disclosure or use of personal information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding privacy standards and protocols. For example, California enacted the California Consumer Privacy Act, which took effect on January 1, 2020. The California Attorney General has issued a preliminary draft of the regulations to be implemented pursuant to the California Consumer Privacy Act. We continue to evaluate the draft regulations and their potential impact on our operations, but depending on their implementation, we and other covered businesses may be required to incur significant expense in order to meet their requirements. Consumer privacy legislation similar to the California Consumer Privacy Act has been introduced in several other states. Should such legislation be enacted, we and other covered businesses may be required to incur significant expense in order to meet its requirements.

Our third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition.

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed and enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. For example, in February 2017, the NYDFS issued final Cybersecurity Requirements for Financial Services Companies that required banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” In 2018 and 2019, multiple other states have adopted versions of the NAIC Insurance Data Security Model Law. These laws, with effective dates ranging from January 1, 2019 to January 20, 2021, ensure that licensees of the Departments of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. During 2020, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

Effective January 1, 2013, we entered into a federal tax sharing agreement with Voya Financial, Inc. which provides that for 2013 and subsequent years, Voya Financial, Inc. will pay us for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated. Accordingly, in years we incur losses and the associated tax benefits cannot be used by the consolidated tax group we may establish tax valuation allowances, reduce statutory-based admitted assets and may no longer be entitled to receive net cash payments from Voya Financial, Inc. During the years ended December 31, 2019 and 2018, we made/received net cash payments/(receipts) to/from Voya Financial, Inc. under the tax sharing agreement of $(13) million and $60 million, respectively.

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

We may be required to reduce the carrying value of our deferred income tax asset or establish a valuation allowance against the deferred income tax asset if: (i) there are significant changes to federal tax policy; (ii) our business does not generate sufficient taxable income; (iii) there is a significant decline in the fair market value of our investment portfolio; or (iv) our tax planning strategies are not feasible. Reductions in the carrying value of our deferred income tax asset or establishment of a valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

We are exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes and pandemic disease, such as COVID-19, as well as man-made disasters and core infrastructure failures, including acts of terrorism, military actions, power grid and telephone/internet infrastructure failures, which may adversely affect AUM, results of operations and financial condition by causing, among other things:

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

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We use affiliated captive reinsurance companies to reinsure certain of our remaining annuities and to fund statutory stable value reserves in excess of the economic reserve level. Our continued use of affiliated captive reinsurance companies are subject to potential regulatory changes. For example, effective January 1, 2016, the NAIC heightened the standards applicable to captives related to XXX and AXXX business issued and ceded after December 31, 2014.

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

It is possible that, as a result of, among other things, future clarifications or guidance from the IRS, other agencies or the courts, Tax Reform could have adverse impacts, including materially adverse impacts, that we cannot anticipate or predict at this time. Moreover, U.S. states that stand to lose tax revenue as a consequence of Tax Reform may enact measures that increase our tax costs. In addition, there could be other changes in tax law, as well as changes in interpretation and enforcement of existing tax laws that could increase tax costs.

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

In June 2019, the SEC approved a new rule, Regulation Best Interest (“Regulation BI”) and related forms and interpretations. Among other things, Regulation BI will apply a heightened “best interest” standard to broker-dealers and their associated persons, including our retail broker-dealer, Voya Financial Advisors, when they make securities investment recommendations to retail customers. Compliance with Regulation BI is required beginning June 30, 2020. We do not believe Regulation BI will have a material impact on us. We anticipate that the Department of Labor, and possibly other state and federal regulators, may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If these additional rules are more onerous than Regulation BI, or are not coordinated with Regulation BI, the impact on us will be more substantial. Until we see the text of any such rule, it will be too early to assess that impact.

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

During the year ended December 31, 2019, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $396 million, of which $270 million was paid on April 18, 2019 and $126 million was paid on May 28, 2019. During the year ended December 31, 2018, VRIAC paid an ordinary dividend in the amount of $126 million to its Parent.

On March 27, 2019, VFP paid a $20 million dividend to VRIAC, its parent; on June 26, 2019, VFP paid a $20 million dividend to VRIAC; on September 27, 2019, VFP paid a $20 million dividend to VRIAC; and on December 18, 2019, VFP paid a $20 million dividend to VRIAC. During the year ended December 31, 2018, VFP paid dividends of $90 million to VRIAC.

On May 25, 2018, DSL, which was a subsidiary of VRIAC at the time, paid a $49 million dividend to its then parent, VRIAC.

During the years ended December 31, 2019 and 2018, we received capital contributions of $57 million and $55 million from our Parent, respectively.

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2019, 2018 and 2017 and financial condition as of December 31, 2019 and 2018. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC for no cash consideration. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability. This transaction was accounted for under the accounting guidance for transactions under common control which requires that financial statements reflect the transferred business for all prior periods as if the transfer occurred as of the beginning of the first period presented. As such, the Consolidated Financial Statements for the prior periods presented have been restated to reflect the transfer of of VIPS and VRA to VRIAC as of January 1, 2017. In addition to these non-insurance subsidiaries, VRIAC also has the wholly-owned owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

On December 18, 2019, VRIAC’s ultimate parent, Voya Financial Inc. ("Voya Financial"), entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc. (“Resolution Life US”), pursuant to which Resolution Life US will acquire Security Life of Denver Insurance Company (“SLD”), Security Life of Denver International Limited (“SLDI”) and Roaring River II, Inc. ("RRII") including several subsidiaries of SLD. The transaction is expected to close by September 30, 2020 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

Concurrently with the sale, SLD will enter into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of Voya Financial. We currently expect that these reinsurance transactions will be carried out on a coinsurance basis, with SLD’s reinsurance obligations collateralized by assets in trust. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") will result in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets.  Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products will be ceded to SLD and related assets will be transferred. Based on values as of December 31, 2019, U.S. GAAP reserves to be ceded for VRIAC are expected to be approximately $4 billion and are subject to change until closing.

On June 1, 2018, Voya Financial consummated a series of transactions (collectively, the "2018 Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the 2018 Transaction, VA Capital's wholly owned subsidiary Venerable Holdings, Inc. ("Venerable") acquired certain of Voya Financial's assets, including all of the shares of the capital stock of Voya Insurance and Annuity Company ("VIAC"), the Company's Iowa-domiciled insurance affiliate, as well as the membership interests of DSL, the Company's broker-dealer subsidiary. Following the closing of the 2018 Transaction, VRIAC acquired a 9.99% equity interest in VA Capital.

Our Business
Our products include qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. Our products are offered primarily to public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations, state and local governments, small to mid-sized corporations and individuals. We also provide stable value investment options, including separate account guaranteed investment contracts (e.g. GICs) and synthetic GICs, to institutional clients. Our products are generally distributed through independent agents and brokers, third party administrators, banks, consultants, and representatives associated with Voya Financial's owned broker-dealer and investment advisor, Voya Financial Advisors, Inc. ("VFA").

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

We have one operating segment.

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC and VOBA amortization rate and operating earnings over time. See the Assumptions and Periodic Review section in Critical Accounting Judgments and Estimates below.

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

39

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

During the third quarter of 2019, 2018 and 2017, we conducted our annual review of assumptions, including projection model inputs, which resulted in net favorable/(unfavorable) unlocking of DAC and VOBA of $(13) million, $42 million and $(60) million, respectively. Unlocking in the third quarter 2019 reflects impacts related to a reduction in the long-term interest rate and lower net margins partially offset by changes to earned rates and reinsurance costs. Unlocking in the third quarter 2018 reflects changes in equity market assumptions partially offset by an unfavorable adjustment related to the GMIR initiatives. Unlocking in the third quarter of 2017 was driven principally by the GMIR initiative partially offset by favorable liability assumption changes.

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

There was no unlocking of DAC and VOBA related to GMIR initiative for the year ended December 31, 2019. For the year ended December 31, 2018, unfavorable unlocking of DAC and VOBA related to GMIR provisions was $51 million, of which $8 million was included in the results of the annual review of assumptions referenced above. For the year ended December 31, 2017, unfavorable unlocking of DAC and VOBA related to changes in GMIR provisions was $220 million, of which $92 million was included in the results of the annual review of assumptions referenced above.

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

($ in millions)	As of December 31, 2019
Decrease in long-term equity rate of return assumption by 100 basis points	$(34)
A change to the long-term interest rate assumption of -50 basis points	(21)
A change to the long-term interest rate assumption of +50 basis points	18

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

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from Voya Financial for the current year, the deferred income tax liabilities and assets for items recognized differently in our Consolidated Financial Statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments are reevaluated on a periodic basis and as regulatory and business factors change.

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

Results of Operations

	Year Ended December 31,
($ in millions)	2019	2018	2017
Revenues:
Net investment income	$1,689	$1,623	$1,520
Fee income	877	875	857
Premiums	31	41	48
Broker-dealer commission revenue	2	69	170
Total net realized capital gains (losses)	(144)	(242)	(200)
Other revenue	14	19	3
Total revenues	2,469	2,385	2,398
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,013	828	958
Operating expenses	1,056	894	1,022
Broker-dealer commission expense	2	69	170
Net amortization of Deferred policy acquisition costs and Value of business acquired	65	86	233
Interest expense	1	2	1
Total benefits and expenses	2,137	1,879	2,384
Income (loss) before income taxes	332	506	14
Income tax expense (benefit)	32	61	(101)
Net income (loss)	$300	$445	$115

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

Net income decreased by $145 million from $445 million to $300 million primarily due to:

•	higher Operating expenses; and

•	higher Interest credited and other benefits to contract owners/policyholders.

The decrease was partially offset by:

•	higher Net investment income;

•	lower Net realized losses;

•	lower Net amortization of DAC and VOBA; and

•	lower Income tax expense.

Revenues

Net investment income increased by $66 million from $1,623 million to $1,689 million primarily due to:

•	growth in the general account assets driven by positive net flows;

•	higher income due to a change in the mix of portfolio of assets in the current period; and

•	higher prepayment fee income;

The increase was partially offset by:

•	lower alternative investment income.

Broker-dealer commission revenue decreased by $67 million from $69 million to $2 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Overview section of the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7. of this Annual Report on Form 10‑K.

Net realized capital losses decreased by $98 million from $242 million to $144 million primarily due to:

•	favorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes; and

•	favorable changes in fixed maturities, including securities pledged due to market changes.

The decrease was partially offset by:

•
unfavorable changes in the fair value of embedded derivatives on product guarantees primarily due to interest rate movements which was partially offset by the favorable impact of non-performance risk; and

•	unfavorable changes in the fair values of derivatives due to interest rate movements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $185 million from $828 million to $1,013 million primarily due to unfavorable changes in the fair value of embedded derivatives on reinsurance.

Broker-dealer commission expense decreased by $67 million from $69 million to $2 million primarily due to:

•
the divestment of DSL pursuant to the Transaction described in the Overview section of the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7. of this Annual Report on Form 10-K.

Operating expenses increased by $162 million from $894 million to $1,056 million primarily due to:

•	a gain on the recapture of a reinsurance agreement in the prior year that did not reoccur in the current period;

•	higher expenses primarily resulting from business growth and the write-off of previously deferred expenses related to policy acquisition costs;

•	higher consulting costs; and

•	higher employee related costs.

Net amortization of DAC and VOBA decreased by $21 million from $86 million to $65 million primarily due to:

•	unfavorable unlocking in the prior period due to an update to the assumptions related to the GMIR initiative;

•	lower amortization driven by the change in embedded derivative on reinsurance; and

•	higher favorable unlocking due to separate account performance.

The decrease was partially offset by:

•	higher amortization due to higher gross profits; and

•	unfavorable unlocking in the current period compared to favorable unlocking in the prior period due to annual assumption updates.

Income Taxes

Income tax expense decreased by $29 million from $61 million to $32 million due to:

•	a decrease in income before income taxes;

•	the intraperiod tax allocation of the valuation allowance related to realized capital losses in 2018 that did not reoccur in 2019; and

•	a change in tax attributes.

The decrease was partially offset by:

•	a change in the dividends received deduction.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Net income increased by $330 million from $115 million to $445 million primarily due to:

•	lower Operating expenses;

•	lower Net amortization of DAC and VOBA;

•	lower Interest credited and other benefits to contract owners/policyholders;

•	higher Net investment income.

The increase was partially offset by:

•	unfavorable changes in Income tax expense (benefit);

•	lower Fee income; and

•	higher Net realized losses.

Revenues

Net investment income increased by $103 million from $1,520 million to $1,623 million primarily due to:

•	higher alternative investment income;

•	growth in general account assets driven by positive net flows, including the cumulative impact of participants' transfers from variable investment options into fixed investment options; and

•	higher income due to the change in the mix of portfolio of assets.

Broker-dealer commission revenue decreased by $101 million from $170 million to $69 million primarily due to:

•
the divestment of DSL pursuant to the 2018 Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10‑K.

Net realized capital losses increased by $42 million from $200 million to $242 million primarily due to:

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

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased by $130 million from $958 million to $828 million primarily due to:

•	favorable changes in the fair value of the embedded derivative on reinsurance due to market movements;

•	a decrease in reserves related to changes in interest and equity markets;

•	a decrease in the fair value of the embedded derivatives and standalone derivatives on product guarantees; and

•	a decrease in immediate annuities with life contingencies.

Broker-dealer commission expense decreased by $101 million from $170 million to $69 million primarily due to:

•
the divestment of DSL pursuant to the 2018 Transaction described in the Business, Basis of Presentation and Significant Accounting Policies Note to the Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10‑K.

Operating expenses decreased by $128 million from $1,022 million to $894 million primarily due to:

•
a gain on the recapture of the Langhorne coinsurance agreement during 2018. See the Related Party Transactions Note to the Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further detail; and

•	lower investment advisory expenses, resulting from changes to the investment advisory relationship with affiliates.

Net amortization of DAC and VOBA decreased by $147 million from $233 million to $86 million due to:

•	lower unfavorable DAC and VOBA unlocking related to the GMIR initiative;

•	favorable changes in DAC and VOBA unlocking resulting from the impact of annual assumptions updates; and

•	the favorable impact of the GMIR initiative on the amortization rates.

This decrease was partially offset by:

•	unfavorable DAC and VOBA unlocking due to separate account performance; and

•	unfavorable DAC and VOBA amortization related to the change in embedded derivative associated with a reinsurance agreement.

Income Taxes

Income tax expense (benefit) changed by $162 million from a benefit of $101 million to an expense of $61 million primarily due to:

•	an increase in income before income taxes; and

•	a large Tax Reform-related benefit associated with revaluing deferred tax liabilities in 2017 that did not reoccur in 2018.

The change was partially offset by:

•	a decrease in the federal income tax rate from 35% to 21%; and

•	a change in the dividends received deduction.

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

See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	December 31, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$25,153	75.3%	$22,981	74.0%
Fixed maturities, at fair value using the fair value option	1,479	4.4%	1,171	3.8%
Equity securities, available-for-sale	80	0.2%	57	0.2%
Short-term investments(1)	—	—%	50	0.2%
Mortgage loans on real estate	4,664	14.0%	4,918	15.9%
Policy loans	205	0.6%	210	0.7%
Limited partnerships/corporations	738	2.2%	583	1.9%
Derivatives	224	0.7%	128	0.4%
Securities pledged	828	2.5%	882	2.8%
Other investments	43	0.1%	40	0.1%
Total investments	$33,414	100.0%	$31,020	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

($ in millions)	December 31, 2019
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$565	2.2%	$691	2.5%
U.S. Government agencies and authorities	19	0.1%	19	0.1%
State, municipalities, and political subdivisions	747	3.0%	815	3.0%
U.S. corporate public securities	7,103	28.0%	8,031	29.2%
U.S. corporate private securities	3,776	15.0%	4,066	14.8%
Foreign corporate public securities and foreign governments(1)	2,417	9.5%	2,679	9.8%
Foreign corporate private securities(1)	3,171	12.5%	3,375	12.3%
Residential mortgage-backed securities	3,685	14.5%	3,810	13.9%
Commercial mortgage-backed securities	2,381	9.4%	2,500	9.0%
Other asset-backed securities	1,472	5.8%	1,474	5.4%
Total fixed maturities, including securities pledged	$25,336	100.0%	$27,460	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$651	2.6%	$738	2.9%
U.S. Government agencies and authorities	—	—%	—	—%
State, municipalities, and political subdivisions	754	3.0%	764	3.1%
U.S. corporate public securities	7,908	31.7%	8,015	32.0%
U.S. corporate private securities	3,686	14.8%	3,653	14.6%
Foreign corporate public securities and foreign governments(1)	2,551	10.3%	2,540	10.1%
Foreign corporate private securities(1)	3,235	13.1%	3,175	12.7%
Residential mortgage-backed securities	2,966	11.9%	3,036	12.2%
Commercial mortgage-backed securities	1,917	7.7%	1,905	7.6%
Other asset-backed securities	1,230	4.9%	1,208	4.8%
Total fixed maturities, including securities pledged	$24,898	100.0%	$25,034	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2019, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

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

Information about certain of our fixed maturity securities holdings by NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings, Inc. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2019 and 2018 the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2019 and 2018, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received then the middle rating is applied;

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	755	59	—	—	—	1	815
U.S. corporate public securities	3,330	4,175	445	69	12	—	8,031
U.S. corporate private securities	1,383	2,471	107	95	10	—	4,066
Foreign corporate public securities and foreign governments(1)	1,089	1,482	92	16	—	—	2,679
Foreign corporate private securities(1)	336	2,858	148	33	—	—	3,375
Residential mortgage-backed securities	3,677	96	3	—	12	22	3,810
Commercial mortgage-backed securities	2,242	196	47	9	6	—	2,500
Other asset-backed securities	1,318	135	11	1	9	—	1,474
Total fixed maturities	$14,840	$11,472	$853	$223	$49	$23	$27,460
% of Fair Value	54.0%	41.8%	3.1%	0.8%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$738	$—	$—	$—	$—	$—	$738
U.S. Government agencies and authorities	—	—	—	—	—	—	—
State, municipalities and political subdivisions	715	48	—	—	—	1	764
U.S. corporate public securities	3,285	4,152	491	78	9	—	8,015
U.S. corporate private securities	1,420	2,042	79	102	10	—	3,653
Foreign corporate public securities and foreign governments(1)	1,105	1,267	146	21	—	1	2,540
Foreign corporate private securities(1)	405	2,520	188	46	16	—	3,175
Residential mortgage-backed securities	2,981	16	4	1	4	30	3,036
Commercial mortgage-backed securities	1,840	57	8	—	—	—	1,905
Other asset-backed securities	1,081	100	11	5	7	4	1,208
Total fixed maturities	$13,570	$10,202	$927	$253	$46	$36	$25,034
% of Fair Value	54.2%	40.8%	3.7%	1.0%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	19	—	—	—	—	19
State, municipalities and political subdivisions	55	502	198	59	1	815
U.S. corporate public securities	72	440	2,837	4,185	497	8,031
U.S. corporate private securities	89	120	1,280	2,371	206	4,066
Foreign corporate public securities and foreign governments(1)	8	269	858	1,420	124	2,679
Foreign corporate private securities(1)	—	—	429	2,820	126	3,375
Residential mortgage-backed securities	2,799	136	75	281	519	3,810
Commercial mortgage-backed securities	1,012	240	601	539	108	2,500
Other asset-backed securities	292	312	692	140	38	1,474
Total fixed maturities	$5,037	$2,019	$6,970	$11,815	$1,619	$27,460
% of Fair Value	18.3%	7.4%	25.4%	43.0%	5.9%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$738	$—	$—	$—	$—	$738
U.S. Government agencies and authorities	—	—	—	—	—	—
State, municipalities and political subdivisions	59	461	195	48	1	764
U.S. corporate public securities	74	385	2,826	4,164	566	8,015
U.S. corporate private securities	92	142	1,296	1,940	183	3,653
Foreign corporate public securities and foreign governments(1)	21	276	849	1,226	168	2,540
Foreign corporate private securities(1)	—	—	447	2,579	149	3,175
Residential mortgage-backed securities	2,272	59	42	104	559	3,036
Commercial mortgage-backed securities	949	202	364	297	93	1,905
Other asset-backed securities	484	122	441	113	48	1,208
Total fixed maturities	$4,689	$1,647	$6,460	$10,471	$1,767	$25,034
% of Fair Value	18.7%	6.6%	25.8%	41.8%	7.1%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $497 million from $560 million to $63 million for the year ended December 31, 2019. The decrease in gross unrealized capital losses was primarily due to declining interest rates and tightening credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, increased $412 million from $148 million to $560 million for the year ended December 31, 2018. The increase in gross unrealized capital losses was primarily due to rising interest rates and widening credit spreads.

As of December 31, 2019, we held no fixed maturity with unrealized capital loss in excess of $10 million. As of December 31, 2018, we held one fixed maturity with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity equaled $15 million, or 2.7% of the total unrealized losses.

As of December 31, 2019, we had $1.8 billion of energy sector fixed maturity securities, constituting 6.7% of the total fixed maturities portfolio, with gross unrealized capital losses of $18 million.  As of December 31, 2019, our fixed maturity exposure to the energy sector was comprised of 90.5% investment grade securities.

As of December 31, 2018, we held $1.9 billion of energy sector fixed maturity securities, constituting 7.4% of the total fixed maturities portfolio, with gross unrealized capital losses of $81 million, including one energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $15 million. As of December 31, 2018, our fixed maturity exposure to the energy sector was comprised of 88.5% investment grade securities.

Residential Mortgage-Backed Securities

The following table presents our residential mortgage-backed securities as of December 31, 2019 and 2018:

	December 31, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,099	$84	$2	$6	$2,187
Prime Non-Agency	1,525	33	8	1	1,551
Alt-A	46	8	—	4	58
Sub-Prime(1)	30	3	—	—	33
Total RMBS	$3,700	$128	$10	$11	$3,829
(1) Includes subprime other asset backed securities.
	December 31, 2018
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,989	$54	$20	$4	$2,027
Prime Non-Agency	917	31	12	1	937
Alt-A	46	8	—	4	58
Sub-Prime(1)	38	4	—	—	42
Total RMBS	$2,990	$97	$32	$9	$3,064
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following table presents our commercial mortgage-backed securities as of December 31, 2019 and 2018:

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$193	$212	$35	$36	$50	$51	$94	$99	$2	$3	$374	$401
2014	251	274	29	29	38	39	15	15	21	22	354	379
2015	188	199	77	80	50	51	84	88	19	19	418	437
2016	27	29	11	11	23	24	37	39	6	6	104	109
2017	72	75	34	34	98	102	44	45	32	34	280	290
2018	85	95	21	22	172	178	78	80	—	—	356	375
2019	114	128	27	28	156	157	174	173	24	23	495	509
Total CMBS	$930	$1,012	$234	$240	$587	$602	$526	$539	$104	$107	$2,381	$2,500

	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$255	$261	$39	$39	$61	$60	$55	$56	$6	$6	$416	$422
2014	285	285	21	21	19	19	16	16	31	31	372	372
2015	231	226	69	69	25	25	81	81	16	16	422	417
2016	32	31	8	7	21	21	31	31	6	6	98	96
2017	113	107	46	45	62	61	30	29	22	22	273	264
2018	39	39	21	21	179	178	84	83	13	13	336	334
2019	—	—	—	—	—	—	—	—	—	—	—	—
Total CMBS	$955	$949	$204	$202	$367	$364	$297	$296	$94	$94	$1,917	$1,905
As of December 31, 2019, 89.7% and 7.9% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 96.6% and 3.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following table presents our other asset-backed securities as of December 31, 2019 and 2018:

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$235	$234	$237	$238	$542	$534	$12	$11	$21	$18	$1,047	$1,035
Auto-Loans	1	1	10	10	5	5	—	—	—	—	16	16
Student Loans	14	14	59	60	71	72	2	2	—	—	146	148
Other Loans	40	42	3	4	78	80	124	127	3	3	248	256
Total Other ABS(1)	$290	$291	$309	$312	$696	$691	$138	$140	$24	$21	$1,457	$1,455
(1) Excludes subprime other asset backed securities
	December 31, 2018
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$427	$420	$64	$62	$314	$301	$12	$12	$21	$19	$838	$814
Auto-Loans	1	2	10	10	5	5	—	—	—	—	16	17
Student Loans	9	9	49	49	73	73	—	—	—	—	131	131
Other Loans	53	52	1	—	61	61	103	101	3	4	221	218
Total Other ABS(1)	$490	$483	$124	$121	$453	$440	$115	$113	$24	$23	$1,206	$1,180
(1) Excludes subprime other asset backed securities

As of December 31, 2019, 89.3% and 9.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 89.3% and 8.5% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

As of December 31, 2019 and 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 and 2.1 times and a weighted average LTV ratio of 62.3% and 62.4%, respectively. See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

As of December 31, 2019, the Company's total European exposure had an amortized cost and fair value of $2,700 million and $2,941 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $286 million, which includes non-financial institutions exposure in Ireland of $83 million, in Italy of $104 million, and in Spain of $59 million. We also had financial institutions exposure in Ireland of $14 million, in Italy of $6 million and in Spain of $20 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,655 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2019, our non-peripheral sovereign exposure was $105 million, which consisted of fixed maturities. We also had $437 million in net exposure to non-peripheral financial institutions with a concentration in France of $65 million, The Netherlands of $51 million, Switzerland of $69 million and the United Kingdom of $225 million. The balance of $2,115 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,366 million, in The Netherlands of $242 million, in Belgium of $152 million, in France of $210 million, in Germany of $129 million, in Switzerland of $179 million and in Russia of $61 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of December 31, 2019, we had an outstanding receivable of $69 million and no outstanding payable. As of December 31, 2018, we did not have an outstanding receivable/payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 52.6% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2019, VRIAC had securities lending collateral assets of $650 million, which represents approximately 2.0% of its general account statutory admitted assets. As of December 31, 2018, VRIAC had securities lending collateral assets of $702 million, which represents approximately 0.7% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Financing Agreement

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting by the Department of Economic and Community Development ("DECD") loaned VRIAC $10 million (the "DECD Loan") in connection with the development of a corporate office facility located at One Orange Way, Windsor, Connecticut that serves as our principal executive offices (the "Windsor Property"). As of December 31, 2019 and 2018, the amount of the loan outstanding was $4 million, which is reflected in Other liabilities on the Consolidated Balance Sheets.

In August 2017, the loan agreement between VRIAC and the DECD was amended and $5 million in cash was transferred into the cash deposit account as cash collateral. VRIAC's monthly payments of principal and interest are processed out of the cash deposit account.

Capital Contributions and Dividends

During the year ended December 31, 2019, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $396 million, of which $270 million was paid on April 18, 2019 and $126 million was paid on May 28, 2019. During the year ended December 31, 2018, VRIAC paid an ordinary dividend in the amount of $126 million to its Parent.

On March 27, 2019, VFP paid a $20 million dividend to VRIAC, its parent; on June 26, 2019, VFP paid a $20 million dividend to VRIAC; on September 27, 2019, VFP paid a $20 million dividend to VRIAC; and on December 18, 2019, VFP paid a $20 million dividend to VRIAC. During the year ended December 31, 2018, VFP paid dividends of $90 million to VRIAC.

On May 25, 2018, DSL, which was a subsidiary of VRIAC at the time, paid a $49 million dividend to its then parent, VRIAC.

During the years ended December 31, 2019 and 2018, we received capital contributions of $57 million and $55 million from our Parent, respectively.

Collateral

Under the terms of our Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2019, we held $7 million and $55 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2018, we held $17 million and $21 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2019, we delivered $113 million of securities and held no securities as collateral. As of December 31, 2018, we delivered $123 million of securities and held no securities as collateral.

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

Ratings

Our access to funding and our related cost of borrowing, collateral requirements for derivatives instruments and the attractiveness of certain of our products to customers are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings are also important to our ability to raise capital through the issuance of debt and for the cost of such financing.

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

Ratings actions and outlook changes by A.M. Best, Fitch, Moody's, and S&P, from December 31, 2018 through December 31, 2019 and subsequently through the date of this Annual Report on Form 10-K are as follows.

•
On April 11, 2019, A.M. Best affirmed VRIAC’s financial strength rating of A with a Stable outlook. Concurrently, A.M. Best withdrew the ratings of VRIAC at our request to no longer participate in A.M. Best’s rating process.

•	On June 11, 2019, S&P upgraded the financial strength rating of VRIAC from A, Positive to A+, Stable.
.
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

We have entered into the following agreement with an affiliate that is accounted for under the deposit method. As of December 31, 2019 and 2018, we had deposit assets of $36 million and $37 million, respectively, and deposit liabilities of $76 million and $77 million, respectively, related to this agreement. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

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

Additionally, we entered in 2014 into a coinsurance agreement with Langhorne I, LLC ("Langhorne"), an affiliated captive reinsurance company, to manage reserve and capital requirements in connection with a portion of our Stabilizer and Managed Custody Guarantee business. Effective January 1, 2018, we recaptured this agreement and recorded a $74 million pre-tax gain on the recapture which was reported in Operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2018.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of December 31, 2019, the following table presents our on- and off- balance sheet contractual obligations due in various periods. The payments reflected in this table are based on our estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$596	$560	$36	$—	$—
Reserves for insurance obligations(2)(3)	39,955	2,233	4,248	4,843	28,631
Retirement and other plans(4)	90	9	17	17	47
Long-term debt obligation(5)	4	1	1	1	1
Securities lending and collateral held(6)	956	956	—	—	—
Total	$41,601	$3,759	$4,302	$4,861	$28,679
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
(3) Contractual obligations related to certain closed blocks, with Reserves in the amount of $1.3 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by the Company. Although we are not relieved of our legal liability to the contract holder for these closed blocks, third-party collateral of $1.5 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(6) Securities loan and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements include non-cash collateral of $91 million.

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of us. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2019 and 2018, the fair value of loaned securities was $715 million and $759 million, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of us. As of December 31, 2019 and 2018, cash collateral retained by the lending agent and invested in short-term liquid assets on our behalf was $650 million and $719 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered, on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, liabilities to return collateral of $650 million and $719 million, respectively, are included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets.
We accept non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in our Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2019 and 2018, the fair value of securities retained as collateral by the lending agent on our behalf was $91 million and $67 million, respectively.

FHLB

On January 18, 2018, we became a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”). We are required to pledge collateral to back funding agreements issued to the FHLB. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets and subject to the availability of eligible collateral. The limit for the program is up to an amount that corresponds to the lending value of assets that can be pledged to the FHLB of Boston which is limited to total statutory surplus of VRIAC. Furthermore, collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLBs. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed.

Our maximum borrowing capacity under this credit facility was $1.9 billion as of December 31, 2019, and does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2019, we had $877 million in non-putable FHLB funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2019, we had assets with a market value of approximately $1,087 million, which collateralized the FHLB funding agreements.

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

The Department recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed by the Department. Statutory capital and surplus of VRIAC was $2.0 billion as of December 31, 2019 and 2018.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2019 and 2018. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2019
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$27,460	$(1,884)	$1,929
Mortgage loans on real estate	—	4,912	(249)	277
Derivatives:
Interest rate contracts	18,663	(51)	9	(28)
Financial liabilities with interest rate risk:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(3)	—	32,697	(2,706)	2,971
Funding agreements with fixed maturities		876	(24)	29
Supplementary contracts, immediate annuities and other	—	384	(31)	37
Embedded derivatives on reinsurance	—	23	(91)	104
Guaranteed benefit derivatives(3):
Stabilizer and MCGs	—	22	(22)	85

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

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

Market Risk Related to Equity Market Prices

Our variable products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products include variable annuity contracts.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables present the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2019 and 2018. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts.

	As of December 31, 2019
		Hypothetical Change in Fair Value(1)
($ in millions)	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$80	$8	$(8)
Limited partnerships/corporations	738	44	(44)
(1) (Decreases) in assets are presented in parentheses and increase in assets are presented without parentheses.

	As of December 31, 2018
		Hypothetical Change in Fair Value(1)
($ in millions)	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$57	$6	$(6)
Limited partnerships/corporations	583	35	(35)
(1) (Decreases) in assets are presented in parentheses and increases in assets are presented without parentheses.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $27.5 billion and $25.1 billion as of December 31, 2019 and 2018, respectively. Our credit risk materializes primarily as impairment losses and/or credit related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

70

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of
Voya Retirement Insurance and Annuity Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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
March 19, 2020

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2019 and 2018
(In millions, except share and per share data)

	As of December 31,
	2019	2018
		(As Adjusted)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $23,107 as of 2019 and $22,860 as of 2018)	$25,153	$22,981
Fixed maturities, at fair value using the fair value option	1,479	1,171
Equity securities, at fair value (cost of $73 as of 2019 and $45 as of 2018)	80	57
Short-term investments	—	50
Mortgage loans on real estate, net of valuation allowance of $0 as of 2019 and $1 as of 2018	4,664	4,918
Policy loans	205	210
Limited partnerships/corporations	738	583
Derivatives	224	128
Securities pledged (amortized cost of $749 as of 2019 and $867 as of 2018)	828	882
Other investments	43	40
Total investments	33,414	31,020
Cash and cash equivalents	512	371
Short-term investments under securities loan agreements, including collateral delivered	917	793
Accrued investment income	293	301
Premiums receivable and reinsurance recoverable	1,304	1,409
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	608	1,104
Short-term loan to affiliate	69	—
Current income tax recoverable	9	32
Due from affiliates	67	54
Property and equipment	60	62
Other assets	255	331
Assets held in separate accounts	78,713	67,323
Total assets	$116,221	$102,800

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2019 and 2018
(In millions, except share and per share data)

	As of December 31,
	2019	2018
		(As Adjusted)
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$31,142	$30,695
Payable for securities purchased	5	49
Payables under securities loan agreements, including collateral held	865	827
Due to affiliates	95	81
Derivatives	285	99
Deferred income taxes	304	5
Other liabilities	369	286
Liabilities related to separate accounts	78,713	67,323
Total liabilities	111,778	99,365

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2019 and 2018; $50 par value per share)	3	3
Additional paid-in capital	2,873	2,816
Accumulated other comprehensive income (loss)	1,292	108
Retained earnings (deficit)	275	508
Total shareholder's equity	4,443	3,435
Total liabilities and shareholder's equity	$116,221	$102,800

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Year Ended December 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Revenues:
Net investment income	$1,689	$1,623	$1,520
Fee income	877	875	857
Premiums	31	41	48
Broker-dealer commission revenue	2	69	170
Net realized capital gains (losses):
Total other-than-temporary impairments	(41)	(18)	(19)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	2	2	(7)
Net other-than-temporary impairments recognized in earnings	(43)	(20)	(12)
Other net realized capital gains (losses)	(101)	(222)	(188)
Total net realized capital gains (losses)	(144)	(242)	(200)
Other revenue	14	19	3
Total revenues	2,469	2,385	2,398
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,013	828	958
Operating expenses	1,056	894	1,022
Broker-dealer commission expense	2	69	170
Net amortization of Deferred policy acquisition costs and Value of business acquired	65	86	233
Interest expense	1	2	1
Total benefits and expenses	2,137	1,879	2,384
Income (loss) before income taxes	332	506	14
Income tax expense (benefit)	32	61	(101)
Net income (loss)	$300	$445	$115

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Year Ended December 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Net income (loss)	$300	$445	$115
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	1,323	(897)	387
Other-than-temporary impairments	1	8	(4)
Pension and other postretirement benefits liability	(1)	(1)	(2)
Other comprehensive income (loss), before tax	1,323	(890)	381
Income tax expense (benefit) related to items of other comprehensive income (loss)	276	(192)	122
Other comprehensive income (loss), after tax	1,047	(698)	259
Comprehensive income (loss)	$1,347	$(253)	$374

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2017 (As Adjusted)	$3	$3,015	$559	$(14)	$3,563
Comprehensive income (loss):
Net income (loss)	—	—	—	115	115
Other comprehensive income (loss), after tax	—	—	259	—	259
Total comprehensive income (loss)					374
Dividends paid and distributions of capital	—	(265)	—	—	(265)
Contribution of capital	—	12	—	—	12
Employee related benefits	—	1	—	—	1
Balance as of December 31, 2017 (As Adjusted)	3	2,763	818	101	3,685
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	76	76
Adjustment for adoption of ASU 2016-01	—	—	(12)	12	—
Balance at January 1, 2018 (As Adjusted)	3	2,763	806	189	3,761
Comprehensive income (loss):
Net income (loss)	—	—	—	445	445
Other comprehensive income (loss), after tax	—	—	(698)	—	(698)
Total comprehensive income (loss)					(253)
Dividends paid and distributions of capital	—	—	—	(126)	(126)
Contribution of capital	—	55	—	—	55
Employee related benefits	—	(2)	—	—	(2)
Balance as of December 31, 2018 (As Adjusted)	3	2,816	108	508	3,435
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2018-02	—	—	137	(137)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	300	300
Other comprehensive income (loss), after tax	—	—	1,047	—	1,047
Total comprehensive income (loss)					1,347
Dividends paid and distributions of capital	—	—	—	(396)	(396)
Contribution of capital	—	57	—	—	57
Employee related benefits	—	—	—	—	—
Effect of transaction for entities under common control	—	—	—	—	—
Balance as of December 31, 2019	$3	$2,873	$1,292	$275	$4,443

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Year Ended December 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Cash Flows from Operating Activities:
Net income (loss)	$300	$445	$115
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(49)	(64)	(80)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	65	87	234
Net accretion/amortization of discount/premium	5	(3)	12
Future policy benefits, claims reserves and interest credited	568	547	534
Deferred income tax (benefit) expense	23	58	(95)
Net realized capital losses	144	242	200
Depreciation and amortization	21	14	17
(Gains) losses on limited partnerships/corporations	(35)	—	—
Change in:
Accrued investment income	9	3	(3)
Premiums receivable and reinsurance recoverable	105	87	138
Other receivables and asset accruals	55	(8)	19
Due to/from affiliates	2	24	(113)
Other payables and accruals	158	(176)	10
Other, net	(8)	(33)	(24)
Net cash provided by operating activities	1,363	1,223	964

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Year Ended December 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,956	3,983	4,462
Equity securities, available-for-sale	3	3	25
Mortgage loans on real estate	803	598	494
Limited partnerships/corporations	70	99	81
Acquisition of:
Fixed maturities	(4,582)	(5,475)	(4,247)
Equity securities, available-for-sale	(12)	(3)	(2)
Mortgage loans on real estate	(555)	(606)	(1,149)
Limited partnerships/corporations	(190)	(254)	(120)
Derivatives, net	23	23	203
Policy loans, net	5	4	5
Short-term investments, net	50	(26)	8
Short-term loan to affiliate, net	(69)	80	(80)
Collateral received (delivered), net	(86)	(46)	(189)
Other, net	(3)	(45)	(6)
Net cash used in investing activities	(587)	(1,665)	(515)
Cash Flows from Financing Activities:
Deposits received for investment contracts	$3,395	$3,744	$2,380
Maturities and withdrawals from investment contracts	(3,686)	(3,108)	(2,794)
Settlements on deposit contracts	(5)	(20)	(64)
Short-term loans from affiliates, net	—	(68)	26
Dividends paid and return of capital distribution	(396)	(126)	(265)
Capital contribution from parent	57	55	12
Net cash (used in) provided by financing activities	(635)	477	(705)
Net increase (decrease) in cash and cash equivalents	141	35	(256)
Cash and cash equivalents, beginning of period	371	336	592
Cash and cash equivalents, end of period	$512	$371	$336

Supplemental cash flow information:
Income taxes paid (received), net	$(13)	$60	$(43)

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

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC for no cash consideration. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability. This transaction was accounted for under the accounting guidance for transactions under common control which requires that financial statements reflect the transferred business for all prior periods as if the transfer occurred as of the beginning of the first period presented. As such, the Consolidated Financial Statements for the prior periods presented have been restated to reflect the transfer of VIPS and VRA to VRIAC as of January 1, 2017. The related impact to the previously reported Net income (loss) for the years ended December 31, 2018 and 2017 was a decrease in net income of $50 and $95, respectively. In addition to these non-insurance subsidiaries, VRIAC also has the wholly-owned owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

On December 18, 2019, VRIAC’s ultimate parent, Voya Financial, entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc. (“Resolution Life US”), pursuant to which Resolution Life US will acquire Security Life of Denver Insurance Company (“SLD”), Security Life of Denver International Limited (“SLDI”) and Roaring River II, Inc. ("RRII") including several subsidiaries of SLD. The transaction is expected to close by September 30, 2020 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

Concurrently with the sale, SLD will enter into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of Voya Financial. We currently expect that these reinsurance transactions will be carried out on a coinsurance basis, with SLD’s reinsurance obligations collateralized by assets in trust. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") will result in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products will be ceded to SLD and related assets will be transferred.

On June 1, 2018, VRIAC's ultimate parent, Voya Financial, consummated a series of transactions (collectively, the "2018 Transaction'') pursuant to a Master Transaction Agreement dated December 20, 2017 (the "2018 MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the 2018 Transaction, VA Capital's wholly owned subsidiary Venerable Holdings Inc. ("Venerable") acquired certain of Voya Financial's assets, including all of the shares of capital stock of Voya Insurance and Annuity Company ("VIAC"), the Company's Iowa-domiciled insurance affiliate, as well as the membership

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

interests of DSL, the Company's former broker-dealer subsidiary. Following the closing of the 2018 Transaction, VRIAC acquired a 9.99% equity interest in VA Capital.

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations, state and local governments, small to mid-sized corporations and individuals. The Company also provides stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to the Company. The Company discontinued sales of these solutions in late 2016 to better align business activities to the Company's priorities. This business will be transferred as part of the Individual Life Transaction described above. The Company's products are generally distributed through independent brokers and advisors, third-party administrators, consultants, and representatives associated with Voya Financial's broker-dealer and investment advisor, Voya Financial Advisors, Inc. ("VFA").

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

The Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, VFP, VIPS, VRA and DSL (prior to June 1, 2018). Intercompany transactions and balances have been eliminated.

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

Contract Costs Associated with Certain Financial Services Contracts

Contract cost assets represent costs incurred to obtain or fulfill a non-insurance contract that are expected to be recovered and, thus, have been capitalized and are subject to amortization. Capitalized contract costs include incremental costs of obtaining a contract and fulfillment costs that relate directly to a contract and generate or enhance resources of the Company that are used to satisfy performance obligations.

Capitalized contract costs are included in Other assets on the Consolidated Balance Sheets, and costs expensed as incurred are included in Operating expenses in the Consolidated Statements of Operations.

As of December 31, 2019 and 2018, contract cost assets were $109 and $105, respectively. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts, which typically range from 5 to 15 years. For the years ended December 31, 2019 and 2018, amortization expenses of $23 and $22, respectively, were recorded in Operating expenses in the Consolidated Statements of Operations. There was no impairment loss in relation to the contract costs capitalized.

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

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 5.7% for the year 2019, and 5.3% for the years 2018 and 2017. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

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

FIA: The Company issued FIA contracts that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. Such embedded derivatives are recorded in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

Financial Services Revenue
Revenue for various financial services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation. For advisory, recordkeeping and administration services of $405 and $422 for the years ended December 31, 2019 and 2018, respectively, the Company recognizes revenue as services are provided, generally over time. For distribution and shareholder servicing revenue of $82 and $123 for the years ended December 31, 2019 and 2018, respectively, the Company provides distribution services at a point in time and shareholder services over time. Contract terms are typically less than one year, and consideration is variable.

For a description of principal activities from which the Company generates revenue, see the Business section above for further information.

For the years ended December 31, 2019 and 2018, such revenue represents approximately 19.7% and 22.9% respectively, of total revenue. For the years ended December 31, 2019 and 2018, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods. Revenue for various financial services is recorded in Fee income or Other revenue in the Consolidated Statements of Operations. Receivables of $97 and $95 are included in Other assets on the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

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

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

included in Other liabilities, and deposits made are included in Other assets on the Consolidated Balance Sheets. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as Other revenues or Operating expenses in the Consolidated Statements of Operations, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through Other revenues or Other expenses, as appropriate.

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
The impact to the January 1, 2019 Consolidated Balance Sheet was an increase to AOCI of $137, with a corresponding decrease to Retained earnings. The ASU did not have a material impact on the Company's results of operations, cash flows, or disclosures.

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
The adoption had no effect on the Company's financial condition, results of operations, or cash flows. The adoption resulted in a change to the Company's significant accounting policy described above. Other required disclosure changes have been included in Note 3, Derivative Financial Instruments.

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
The adoption had no impact on revenue recognition. However, the adoption resulted in a $95 increase in Other assets to capitalize costs to obtain and fulfill certain financial services contracts. This adjustment was offset by a related $19 increase in deferred tax liabilities, resulting in a net $76 increase to Retained earnings (deficit) on the Consolidated Balance Sheet as of January 1, 2018. In addition, disclosures have been updated to reflect accounting policy changes made as a result of the implementation of ASU 2014-09. (See the Significant Accounting Policies section.)

Comparative information has not been adjusted and continues to be reported under previous revenue recognition guidance. As of December 31, 2018, the adoption of ASU 2014-09 resulted in a $105 increase in Other assets, reduced by a related $22 decrease in Deferred income taxes, resulting in a net $83 increase to Retained earnings (deficit) on the Consolidated Balance Sheet. For the year ended December 31, 2018 , the adoption resulted in a $3 increase in Operating expenses on the Consolidated Statement of Operations and had no impact on Net cash provided by operating activities.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12, "Financial Services - Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts" ("ASU 2018-12"), which changes the measurement and disclosures of insurance liabilities and deferred acquisition costs for long-duration contracts issued by insurers. In November 2019, the FASB issued ASU 2019-09 to amend the effective date of ASU 2018-12 for public business entities that are required to file with the SEC to fiscal years beginning after December 15, 2021, including interim periods, with early adoption permitted. The Company is currently in the process of evaluating the provisions of ASU 2018-12. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

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
The Company intends to adopt ASU 2018-15 as of January 1, 2020 on a prospective basis. The Company does not expect ASU 2018-15 to have a material impact on the Company's financial condition, results of operations, or cash flows.

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

January 1, 2020, including interim period, with early adoption permitted. Initial adoption of ASU 2016-13 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively.

The Company believes the adoption of this guidance will not have a material impact on the Company’s financial condition, results of operations or cash flows. The CECL requirements apply to financial assets held at amortized cost, the most significant of which, for the Company, are mortgage loans and reinsurance recoverable balances. Implementation efforts currently in progress include the finalization of
CECL models and continuing analysis of
model output, as well as
development of related
processes, controls, and
disclosures.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2019:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$565	$129	$3	$—	$691	$—
U.S. Government agencies and authorities	19	—	—	—	19	—
State, municipalities and political subdivisions	747	68	—	—	815	—
U.S. corporate public securities	7,103	941	13	—	8,031	—
U.S. corporate private securities	3,776	306	16	—	4,066	—
Foreign corporate public securities and foreign governments(1)	2,417	265	3	—	2,679	—
Foreign corporate private securities(1)	3,171	205	1	—	3,375	—
Residential mortgage-backed securities	3,685	125	11	11	3,810	2
Commercial mortgage-backed securities	2,381	122	3	—	2,500	—
Other asset-backed securities	1,472	15	13	—	1,474	1
Total fixed maturities, including securities pledged	25,336	2,176	63	11	27,460	3
Less: Securities pledged	749	85	6	—	828	—
Total fixed maturities	$24,587	$2,091	$57	$11	$26,632	$3
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $194 of net unrealized gains on impaired available-for-sale securities.

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

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2019, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$607	$615
After one year through five years	3,564	3,728
After five years through ten years	5,672	6,108
After ten years	7,955	9,225
Mortgage-backed securities	6,066	6,310
Other asset-backed securities	1,472	1,474
Fixed maturities, including securities pledged	$25,336	$27,460

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2019 and 2018, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's consolidated Shareholder's equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2019
Communications	$1,002	$156	$—	$1,158
Financial	2,650	302	—	2,952
Industrial and other companies	7,053	667	11	7,709
Energy	1,675	185	18	1,842
Utilities	2,913	294	1	3,206
Transportation	856	78	2	932
Total	$16,149	$1,682	$32	$17,799

December 31, 2018
Communications	$1,139	$55	$21	$1,173
Financial	2,707	101	47	2,761
Industrial and other companies	7,604	152	214	7,542
Energy	1,884	55	81	1,858
Utilities	2,974	80	74	2,980
Transportation	729	14	17	726
Total	$17,037	$457	$454	$17,040

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2019 and 2018, approximately 48.4% and 52.5%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2019 and 2018, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

As of December 31, 2019 and 2018, the fair value of loaned securities was $715 and $759, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of December 31, 2019 and 2018, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $650 and $719, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, liabilities to return collateral of $650 and $719, respectively, are included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2019 and 2018, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $91 and $67, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged for the dates indicated:

	December 31, 2019(1)(2)	December 31, 2018(1)(2)
U.S. Treasuries	$109	$92
U.S. corporate public securities	447	523
Foreign corporate public securities and foreign governments	185	170
Equity Securities	—	1
Payables under securities loan agreements	$741	$786

(1) As of December 31, 2019 and December 31, 2018, borrowings under securities lending transactions include cash collateral of $650 and $719, respectively.
(2) As of December 31, 2019 and December 31, 2018, borrowings under securities lending transactions include non-cash collateral of $91 and $67, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company's financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity's economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value of the investments in VIEs was $738 and $583 as of December 31, 2019 and 2018, respectively; these investments are included in Limited partnerships/corporations on the Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Consolidated Statements of Operations.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2019:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$68	$3		$12	$—	*	$80	$3
U.S. Government, agencies and authorities	18	—	*	—	—		18	—	*
State, municipalities and political subdivisions	21	—	*	—	—		21	—	*
U.S. corporate public securities	97	3		131	10		228	13
U.S. corporate private securities	75	—	*	134	16		209	16
Foreign corporate public securities and foreign governments	6	—	*	53	3		59	3
Foreign corporate private securities	21	—	*	56	1		77	1
Residential mortgage-backed	535	6		139	5		674	11
Commercial mortgage-backed	331	3		18	—	*	349	3
Other asset-backed	217	2		500	11		717	13
Total	$1,389	$17		$1,043	$46		$2,432	$63
Total number of securities in an unrealized loss position	289			278			567
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2018:

	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—	$15	$—	$15	$—	*
State, municipalities and political subdivisions	191	3	88	5	279	8
U.S. corporate public securities	3,060	131	535	50	3,595	181
U.S. corporate private securities	1,502	40	579	66	2,081	106
Foreign corporate public securities and foreign governments	1,159	54	169	26	1,328	80
Foreign corporate private securities	1,504	77	221	20	1,725	97
Residential mortgage-backed	560	11	412	21	972	32
Commercial mortgage-backed	865	16	312	12	1,177	28
Other asset-backed	892	27	61	1	953	28
Total	$9,733	$359	$2,392	$201	$12,125	$560
Total number of securities in an unrealized loss position	1,894		550		2,444
*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not other-than-temporarily impaired as of December 31, 2019. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

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

See the Business, Basis of Presentation and Significant Accounting Policies Note for the policy used to evaluate whether the investments are other-than-temporarily impaired.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $497 from $560 to $63 for the year ended December 31, 2019. The decrease in gross unrealized capital losses was primarily due to declining interest rates and tightening credit spreads.

At December 31, 2019, $7 of the total $63 of gross unrealized losses were from 5 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

Evaluating Securities for Other-Than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

The following table identifies the Company's impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2019			2018			2017
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment		No. of Securities
State municipalities, and political subdivisions	$—	*	6	$—		—	$—		—
U.S. corporate public securities	11		25	6		2	—	*	3
U.S. corporate private securities	1		16	—		—	—		—
Foreign corporate public securities and foreign governments(1)	3		15	2		3	2		3
Foreign corporate private securities(1)	18		11	9		1	9		2
Residential mortgage-backed	4		71	3		58	1		17
Commercial mortgage-backed	—	*	18	—	*	1	—	*	1
Other asset-backed	3		73	—	*	1	—		—
Total	$40		235	$20		66	$12		26
Credit Impairments	$20			$14			$12
Intent Impairments	$20			$6			$—
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Balance at January 1	$5	$16	$9
Additional credit impairments:
On securities not previously impaired	—	—	9
On securities previously impaired	—	1	—
Reductions:
Securities intent impaired	—	12	—
Increase in cash flows	—	—	—
Securities sold, matured, prepaid or paid down	1	—	2
Balance at December 31	$4	$5	$16

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2019, the Company had one new commercial mortgage loan troubled debt restructuring with a pre-modification carrying value of $2 and post-modification carrying value of $1. For year ended December 31, 2019, the Company had one new private placement troubled debt restructuring with a pre-modification cost basis of $74 and post-modification carrying value of $38. As of December 31, 2018, the Company did not have any new commercial mortgage loan troubled debt restructuring and had no private placement troubled debt restructuring.

As of December 31, 2019 and 2018, the Company did not have any private placements modified in a troubled debt restructuring with a subsequent payment default. As of December 31, 2019, the company had one commercial mortgage loan modified in a troubled debt restructuring with a subsequent payment default. As of December 31, 2018, the Company did not have any commercial mortgage loans modified in a troubled debt restructuring with a subsequent payment default.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2019			December 31, 2018
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$4,660	$4,664	$4	$4,915	$4,919
Collective valuation allowance for losses	—	—	—	N/A	(1)	(1)
Total net commercial mortgage loans	$4	$4,660	$4,664	$4	$4,914	$4,918

N/A - Not Applicable

There were two impairments taken of $3 on the mortgage loan portfolio for the year ended December 31, 2019. There were no impairments taken on the mortgage loan portfolio for the year ended December 31, 2018.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2019	December 31, 2018
Collective valuation allowance for losses, balance at January 1	$1	$1
Addition to (reduction of) allowance for losses	(1)	—
Collective valuation allowance for losses, end of period	$—	$1

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2019	December 31, 2018
Impaired loans without allowances for losses	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$5	$5

As of December 31, 2019 and 2018, the Company did not have any impaired loans with allowances for losses.

Commercial loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended.

As of December 31, 2019 and 2018, the Company had no loan greater than 60 days in arrears and there were no mortgage loans in the Company's portfolio in process of foreclosure. The Company foreclosed on two loans during the year ended December 31, 2019 with a carrying value of $6.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Impaired loans, average investment during the period (amortized cost)(1)	$9	$4	$4
Interest income recognized on impaired loans, on an accrual basis(1)	1	—	—
Interest income recognized on impaired loans, on a cash basis(1)	1	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—	—

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the LTV and DSC ratios as of the dates indicated:

	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2019 (1)
Loan-to-Value Ratios:
0% - 50%	$359	$12	$9	$—	$—	$380	8.1%
>50% - 60%	1,090	45	10	28	—	1,173	25.2%
>60% - 70%	1,774	432	253	93	—	2,552	54.7%
>70% - 80%	282	84	74	69	—	509	10.9%
>80% and above	30	14	—	6	—	50	1.1%
Total	$3,535	$587	$346	$196	$—	$4,664	100.0%
(1) Balances do not include collective valuation allowance for losses.
	Recorded Investment
	Debt Service Coverage Ratios
	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2018 (1)
Loan-to-Value Ratios:
0% - 50%	$284	$24	$23	$—	$—	$331	6.7%
>50% - 60%	1,133	40	11	—	—	1,184	24.1%
>60% - 70%	2,070	328	503	34	26	2,961	60.2%
>70% - 80%	213	87	66	19	4	389	7.9%
>80% and above	18	5	10	—	21	54	1.1%
Total	$3,718	$484	$613	$53	$51	$4,919	100.0%
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$944	20.2%	$994	20.2%
South Atlantic	966	20.7%	1,011	20.5%
Middle Atlantic	1,019	21.9%	1,039	21.2%
West South Central	537	11.5%	566	11.5%
Mountain	442	9.5%	458	9.3%
East North Central	383	8.2%	465	9.5%
New England	84	1.8%	75	1.5%
West North Central	212	4.5%	258	5.2%
East South Central	77	1.7%	53	1.1%
Total Commercial mortgage loans	$4,664	100.0%	$4,919	100.0%

	December 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$1,198	25.7%	$1,335	27.2%
Industrial	1,216	26.2%	1,323	26.9%
Apartments	1,185	25.4%	1,104	22.4%
Office	697	14.9%	791	16.1%
Hotel/Motel	127	2.7%	111	2.3%
Mixed Use	44	0.9%	46	0.9%
Other	197	4.2%	209	4.2%
Total Commercial mortgage loans	$4,664	100.0%	$4,919	100.0%

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Fixed maturities	$1,432	$1,363	$1,302
Equity securities	6	5	4
Mortgage loans on real estate	224	220	211
Policy loans	7	9	10
Short-term investments and cash equivalents	3	3	1
Other	91	95	60
Gross investment income	1,763	1,695	1,588
Less: investment expenses	74	72	68
Net investment income	$1,689	$1,623	$1,520

As of December 31, 2019 and 2018, the Company had $0 and $1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Fixed maturities, available-for-sale, including securities pledged	$11	$(69)	$(29)
Fixed maturities, at fair value option	(47)	(227)	(226)
Equity securities	(16)	(4)	—
Derivatives	(82)	(36)	9
Embedded derivatives - fixed maturities	2	(4)	(5)
Guaranteed benefit derivatives	(11)	94	55
Other investments	(1)	4	(4)
Net realized capital gains (losses)	$(144)	$(242)	$(200)

For the years ended December 31, 2019 and 2018, the change in fair value of equity securities still held as of December 31, 2019 and 2018 was $(16) and $(4), respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Proceeds on sales	$2,418	$2,498	$2,916
Gross gains	30	14	30
Gross losses	25	50	39

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2019			December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$23	$—	$—	$35	$—	$—
Foreign exchange contracts	652	10	18	620	10	20
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	18,640	210	261	19,280	117	76
Foreign exchange contracts	54	—	1	12	—	—
Equity contracts	63	4	3	98	1	1
Credit contracts	182	—	2	201	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	11	—	N/A	9	—
Within products	N/A	—	33	N/A	—	15
Within reinsurance agreements	N/A	—	23	N/A	—	(80)
Total		$235	$341		$137	$34

(1)	Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2019 and 2018. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$182	$—	$2
Equity contracts	63	4	3
Foreign exchange contracts	706	10	19
Interest rate contracts	17,621	210	261
		224	285
Counterparty netting(1)		(217)	(217)
Cash collateral netting(1)		(6)	(58)
Securities collateral netting(1)		—	(5)
Net receivables/payables		$1	$5
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2019, the Company held $7 and delivered $55 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2018, the Company held $17 and $21 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2019, the Company delivered $113 of securities and held no securities as collateral. As of December 31, 2018, the Company delivered $123 of securities and held no securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the period indicated:

	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net Investment Income	Net Investment Income
Year Ended December 31, 2019
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$2	$—
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	10

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Year Ended December 31,
	2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$1,689	$(101)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	10	—

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2019	2018	2017
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(85)	$(44)	$(7)
Foreign exchange contracts	Other net realized capital gains (losses)	1	1	(3)
Equity contracts	Other net realized capital gains (losses)	1	—	1
Credit contracts	Other net realized capital gains (losses)	1	(1)	5
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	2	(4)	(5)
Within products	Other net realized capital gains (losses)	(11)	94	55
Within reinsurance agreements	Policyholder benefits	(102)	58	(22)
Total		$(193)	$104	$24

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$536	$155	$—	$691
U.S. Government agencies and authorities	—	19	—	19
State, municipalities and political subdivisions	—	815	—	815
U.S. corporate public securities	—	7,984	47	8,031
U.S. corporate private securities	—	3,064	1,002	4,066
Foreign corporate public securities and foreign governments(1)	—	2,679	—	2,679
Foreign corporate private securities (1)	—	3,185	190	3,375
Residential mortgage-backed securities	—	3,794	16	3,810
Commercial mortgage-backed securities	—	2,500	—	2,500
Other asset-backed securities	—	1,426	48	1,474
Total fixed maturities, including securities pledged	536	25,621	1,303	27,460
Equity securities	17	—	63	80
Derivatives:
Interest rate contracts	1	209	—	210
Foreign exchange contracts	—	10	—	10
Equity contracts	—	4	—	4
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,429	—	—	1,429
Assets held in separate accounts	72,448	6,150	115	78,713
Total assets	$74,431	$31,994	$1,481	$107,906
Percentage of Level to total	69%	30%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$11	$11
Stabilizer and MCGs	—	—	22	22
Other derivatives:
Interest rate contracts	—	261	—	261
Foreign exchange contracts	—	19	—	19
Equity contracts	—	3	—	3
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	23	—	23
Total liabilities	$—	$308	$33	$341
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2019 and 2018. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$28	$—	$3	$—	$—	$—	$(7)	$23	$—	$47	$—
U.S. Corporate private securities	771	(1)	62	246	—	(14)	(61)	8	(9)	1,002	(1)
Foreign corporate private securities(1)	124	(17)	31	108	—	(56)	—	—	—	190	1
Residential mortgage-backed securities	10	(3)	—	9	—	—	—	—	—	16	(4)
Commercial mortgage-backed securities	12	—	—	—	—	—	—	—	(12)	—	—
Other asset-backed securities	94	—	—	—	—	—	(2)	—	(44)	48	—
Total fixed maturities, including securities pledged	1,039	(21)	96	363	—	(70)	(70)	31	(65)	1,303	(4)
Equity securities	50	(16)	—	29	—	—	—	—	—	63	(16)
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(4)	(16)	—	—	(2)	—	—	—	—	(22)	—
FIA(2)	(11)	5	—	—	(5)	—	—	—	—	(11)	—
Assets held in separate accounts(5)	61	4	—	79	—	(2)	—	3	(30)	115	—
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$26	$—	$—	$22	$—	$(5)	$—	$—	$(15)	$28	$—
U.S. Corporate private securities	642	—	(31)	184	—	(4)	(32)	20	(8)	771	—
Foreign corporate private securities(1)	92	(9)	14	93	—	(56)	(10)	—	—	124	(9)
Residential mortgage-backed securities	21	(5)	—	41	—	(40)	—	—	(7)	10	(5)
Commercial mortgage-backed securities	7	—	—	13	—	—	(1)	—	(7)	12	—
Other asset-backed securities	43	—	(2)	56	—	—	(4)	22	(21)	94	—
Total fixed maturities, including securities pledged	831	(14)	(19)	409	—	(105)	(47)	42	(58)	1,039	(14)
Equity securities, available-for-sale	50	(4)	—	4	—	—	—	—	—	50	(4)
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(97)	96	—	—	(3)	—	—	—	—	(4)	—
FIA(2)	(20)	(2)	—	—	2	—	9	—	—	(11)	—
Assets held in separate accounts(5)	11	—	—	67	—	(6)	—	—	(11)	61	—
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2019 and 2018, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$27,460	$27,460	$25,034	$25,034
Equity securities	80	80	57	57
Mortgage loans on real estate	4,664	4,912	4,918	4,983
Policy loans	205	205	210	210
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,429	1,429	1,207	1,207
Derivatives	224	224	128	128
Short-term loan to affiliate	69	69	—	—
Other investments	43	43	40	40
Assets held in separate accounts	78,713	78,713	67,323	67,323
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	26,337	32,697	26,068	29,108
Funding agreements with fixed maturities	877	876	658	652
Supplementary contracts, immediate annuities and other	312	384	333	354
Deposit liabilities	76	152	77	122
Derivatives:
Guaranteed benefit derivatives:
FIA	11	11	11	11
Stabilizer and MCGs	22	22	4	4
Other derivatives	285	285	99	99
Short-term debt(2)	1	1	1	1
Long-term debt(2)	4	4	4	4
Embedded derivatives on reinsurance	23	23	(80)	(80)

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2017	$477	$537		$1,014
Deferrals of commissions and expenses	75	5		80
Amortization:
Amortization, excluding unlocking	(76)	(83)		(159)
Unlocking (1)	(61)	(93)		(154)
Interest accrued	37	43	(2)	80
Net amortization included in the Consolidated Statements of Operations	(100)	(133)		(233)
Change in unrealized capital gains/losses on available-for-sale securities	(67)	(42)		(109)
Balance as of December 31, 2017	385	367		752
Deferrals of commissions and expenses	55	6		61
Amortization:
Amortization, excluding unlocking	(75)	(72)		(147)
Unlocking (1)	(26)	13		(13)
Interest accrued	35	39	(2)	74
Net amortization included in the Consolidated Statements of Operations	(66)	(20)		(86)
Change in unrealized capital gains/losses on available-for-sale securities	162	198		360
Balance as of December 31, 2018	536	551		1,087
Deferrals of commissions and expenses	43	6		49
Amortization:
Amortization, excluding unlocking	(72)	(66)		(138)
Unlocking (1)	2	(2)		—
Interest accrued	35	38	(2)	73
Net amortization included in the Consolidated Statements of Operations	(35)	(30)		(65)
Change in unrealized capital gains/losses on available-for-sale securities	(256)	(222)		(478)
Balance as of December 31, 2019	$288	$305		$593
(1) DAC/VOBA unlocking includes the impact of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Additionally, the 2018 amounts include unfavorable unlocking of DAC and VOBA of $25 and $26 respectively, associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions. The 2017 amounts include unfavorable unlocking for DAC and VOBA of $80 and $140, respectively, associated with consent acceptances received from customers and expected future acceptances of customer consents to changes related to guaranteed minimum interest rate provisions of certain retirement plan contracts with fixed investment options.

(2)	Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2019, 2018 and 2017.

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

Year	Amount
2020	$18
2021	16
2022	14
2023	14
2024	14

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

As of December 31, 2019 and 2018, the account value for the separate account contracts with guaranteed minimum benefits was $40.0 billion and $37.9 billion, respectively. The additional liability recognized related to minimum guarantees as of December 31, 2019 and 2018 was $26 and $11, respectively.

The aggregate fair value of fixed income securities and equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2019 and 2018 was $8.2 billion and $8.6 billion, respectively.

7.    Reinsurance

As of December 31, 2019, the Company has reinsurance treaties with 6 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. As of December 31, 2019, the Company had an agreement with one of its affiliates, Security Life of Denver International ("SLDI"), which is accounted for under the deposit method of accounting. Refer to the Related Party Transactions Note for further detail.

On October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln for $1.0 billion in cash. Under the agreement, the Lincoln subsidiary contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance agreement. As of December 31, 2019 and 2018, the Company had $1.3 billion and $1.4 billion, respectively, related to Reinsurance recoverable from the subsidiary of Lincoln.

Premiums receivable and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2019	2018
Reserves ceded and claims recoverable	$1,304	$1,409
Premiums receivable, net	—	—
Total	$1,304	$1,409

For the years ended December 31, 2019, 2018 and 2017, premiums, net of reinsurance were $31, $41 and $48, respectively.

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

During the year ended December 31, 2019, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $396, of which $270 was paid on April 18, 2019 and $126 was paid on May 28, 2019. During the year ended December 31, 2018, VRIAC paid an ordinary dividend in the amount of $126 to its Parent.

On March 27, 2019, VFP paid a $20 dividend to VRIAC, its parent; on June 26, 2019, VFP paid a $20 dividend to VRIAC; on September 27, 2019, VFP paid a $20dividend to VRIAC; and on December 18, 2019, VFP paid a $20 dividend to VRIAC. During the year ended December 31, 2018, VFP paid dividends of $90 to VRIAC.

On May 25, 2018, DSL, which was a subsidiary of VRIAC at the time, paid a $49 dividend to its then parent, VRIAC.

During the years ended December 31, 2019 and 2018, the Company received capital contributions of $57 and $55 from its Parent, respectively.

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

Statutory net income was $325, $377 and $195, for the years ended December 31, 2019, 2018 and 2017, respectively. Statutory capital and surplus was $2.0 billion as of December 31, 2019 and 2018.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated.

	December 31,
	2019	2018	2017
Fixed maturities, net of OTTI	$2,113	$127	$1,451
Equity securities	—	—	15
Derivatives	117	140	124
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	(551)	(73)	(433)
Premium deficiency reserve adjustment	(211)	(51)	(115)
Other	—	—	5
Unrealized capital gains (losses), before tax	1,468	143	1,047
Deferred income tax asset (liability)	(180)	(39)	(234)
Unrealized capital gains (losses), after tax	1,288	104	813
Pension and other postretirement benefits liability, net of tax	4	4	5
AOCI	$1,292	$108	$818

(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2019, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $23.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	Year Ended December 31, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,995		$(419)	$1,576
Other	—		—	—
OTTI	1		—	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(11)		2	(9)
DAC/VOBA and Sales inducements	(479)	(1)	100	(379)
Premium deficiency reserve adjustment	(160)		33	(127)
Change in unrealized gains/losses on available-for-sale securities	1,346		(284)	1,062

Derivatives:
Derivatives	1	(2)	—	1
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(23)		5	(18)
Change in unrealized gains/losses on derivatives	(22)		5	(17)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(3)	3	2
Change in pension and other postretirement benefits liability	(1)		3	2
Change in Other comprehensive income (loss)	$1,323		$(276)	$1,047

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2018
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,401)		$299	(4)	$(1,102)
Other	(5)		1		(4)
OTTI	8		(2)		6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	69		(14)		55
DAC/VOBA and Sales inducements	360	(1)	(76)		284
Premium deficiency reserve adjustment	64		(13)		51
Change in unrealized gains/losses on available-for-sale securities	(905)		195		(710)

Derivatives:
Derivatives	40	(2)	(8)		32
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(24)		5		(19)
Change in unrealized gains/losses on derivatives	16		(3)		13

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(3)	—		(1)
Change in pension and other postretirement benefits liability	(1)		—		(1)
Change in Other comprehensive income (loss)	$(890)		$192		$(698)
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Benefit Plans Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.
(4) Amount includes $9 valuation allowance. See the Income Taxes Note these Consolidated Financial Statements for additional information.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Current tax expense (benefit):
Federal	$9	$3	$(6)
Total current tax expense (benefit)	9	3	(6)
Deferred tax expense (benefit):
Federal	23	58	(95)
Total deferred tax expense (benefit)	23	58	(95)
Total income tax expense (benefit)	$32	$61	$(101)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2019	2018		2017
Income (loss) before income taxes	$332	$506		$14
Tax rate	21.0%	21.0%		35.0%
Income tax expense (benefit) at federal statutory rate	70	106		5
Tax effect of:
Dividends received deduction	(35)	(49)		(36)
Valuation allowance	—	9		(5)
Tax Attribute	(4)	—		5
Effect of Tax Reform	—	—	—	(71)
Other	1	(5)		1
Income tax expense (benefit)	$32	$61		$(101)
Effective tax rate	9.6%	12.1%		(721.4)%

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

	December 31,
	2019	2018
Deferred tax assets
Insurance reserves	$107	$74
Investments	23	79
Compensation and benefits	57	58
Other assets	34	34
Total gross assets	221	245

Deferred tax liabilities
Net unrealized investment (gains) losses	(424)	(45)
Deferred policy acquisition costs	(101)	(205)
Total gross liabilities	(525)	(250)
Net deferred income tax asset (liability)	$(304)	$(5)

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, the Company had no valuation allowance. However, the application of intra-period tax allocation rules to benefits associated with capital deferred tax assets resulted in a valuation allowance as of December 31, 2019 and 2018 of $128 in continuing operations, offset by a corresponding benefit in Other comprehensive income.

For the year ended December 31, 2019, the application of the intra-period tax allocation rules to capital deferred assets did not result in changes to the valuation allowance within continuing operations or Other comprehensive income. For the year ended December 31, 2018, the application of the intra-period tax allocation rules to capital deferred assets resulted in an increase of $9 in the valuation allowance within continuing operations, offset by a benefit of $9 within Other comprehensive income.

For the year ended December 31, 2017, the decrease in the valuation allowance was $5, all of which was allocated to continuing operations.

Tax Sharing Agreement

As of December 31, 2019 and 2018, the Company had a receivable from Voya Financial of $9 and $32, respectively, for federal income taxes under the intercompany tax sharing agreement.

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

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2019 and December 31, 2018.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and Income tax expense on the Consolidated Balance Sheets and the Consolidated Statements of Operations, respectively. The Company had no accrued interest as of December 31, 2019 and December 31, 2018.

Tax Regulatory Matters

For the tax years 2017 through 2020, Voya Financial, Inc. participates in the IRS Compliance Assurance Process (CAP), which is a continuous audit program provided by the IRS. The IRS finalized the audit of Voya Financial, Inc. for the periods ended December
31, 2017 and December 31, 2018. For the periods ended December 31, 2019 and December 31, 2020, the IRS has determined that
Voya Financial, Inc. would be in the Compliance Maintenance Bridge (Bridge) phase of CAP. In the Bridge phase, the IRS does not intend to conduct any review or provide any letters of assurance for the tax year.

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

The costs allocated to the Company for its employees' participation in the Retirement Plan were $11, $11 and $12 for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya Savings Plan (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company's employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria ("Career Agents"). The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The costs allocated to the Company for the Savings Plan were $15, $15 and $16, for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs and Agents Non-Qualified Plan as of December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation, January 1	$80	$88
Interest cost	3	3
Benefits paid	(5)	(7)
Actuarial (gains) losses on obligation	4	(4)
Benefit obligation, December 31	$82	$80

Amounts recognized on the Consolidated Balance Sheets in Other liabilities and in AOCI were as follows as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Accrued benefit cost	$(82)	$(80)
Accumulated other comprehensive income (loss):
Prior service cost (credit)	—	—
Net amount recognized	$(82)	$(80)

Assumptions

The discount rate used in the measurement of the December 31, 2019 and 2018 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2019	2018
Discount rate	3.36%	4.46%

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The weighted-average discount rate used in calculating the net pension cost was as follows:

	2019	2018	2017
Discount rate	4.46%	3.85%	4.55%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan were as follows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Interest cost	$3	$3	$4
Amortization of prior service cost (credit)	—	(1)	(1)
Net (gain) loss recognition	4	(4)	1
Net periodic (benefit) cost	$7	$(2)	$4

Cash Flows

The following table summarizes the expected benefit payments related to the SERPs and Agents Non-Qualified Plan for the years indicated:

2020	$6
2021	6
2022	6
2023	6
2024	5
2025-2029	25

In 2020, the Company is expected to contribute $6 to the SERPs and Agents Non-Qualified Plan.

Share Based Compensation Plans

Certain employees of the Company participate in the 2013, 2014 and 2019 Omnibus Employee Incentive Plans ("the Omnibus Plans") sponsored by Voya Financial. The Omnibus Plans each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), performance share units ("PSUs"), and stock options.

The Company was allocated compensation expense from Voya Financial of $31, $29 and $30 for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company recognized tax benefits of $7, $6 and $11 for the years ended 2019, 2018 and 2017, respectively.

All excess tax benefits and tax deficiencies related to share-based compensation are reported in net income.

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

The benefit charges incurred by the Company related to these plans were immaterial for the years ended December 31, 2019, 2018, and 2017.

12.    Financing Agreements

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting on behalf of the Department of Economic and Community Development ("DECD") loaned VRIAC $10 (the "DECD Loan") in connection with the development of a corporate office facility located at One Orange Way, Windsor, Connecticut that serves as the principal executive offices of the Company (the "Windsor Property"). As of December 31, 2019 and 2018, the amount of the loan outstanding was $4, which is reflected in Other liabilities on the Consolidated Balance Sheets.

In August 2017, the loan agreement between VRIAC and DECD was amended and $5 in cash was transferred into the cash deposit account as cash collateral. VRIAC's monthly payments of principal and interest are processed out of the cash deposit account.

13.    Commitments and Contingencies

Leases

All of the Company's expenses for leased and subleased office properties are paid for by an affiliate and allocated back to the Company, as all remaining operating leases were executed by Voya Services Company as of December 31, 2008, which resulted in the Company no longer being party to any operating leases. For the years ended December 31, 2019, 2018 and 2017, rent expense for leases was $5, $5 and $5, respectively.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2019 the Company had off-balance sheet commitments to acquire mortgage loans of $94 and purchase limited partnerships and private placement investments of $502.

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

	December 31,
	2019	2018
Fixed maturity collateral pledged to FHLB(1)	$1,087	$771
FHLB restricted stock(2)	44	40
Other fixed maturities-state deposits	14	13
Cash and cash equivalents	5	5
Securities pledged(3)	828	882
Total restricted assets	$1,978	$1,711
(1) Included in Fixed maturities, available for sale, at fair value, on the Consolidated Balance sheets.
(2) Included in Other investments on the Consolidated Balance sheets.
(3) Includes the fair value of loaned securities of $715 and $759 as of December 31, 2019 and 2018, respectively. In addition, as of December 31, 2019 and 2018, the Company delivered securities as collateral of $113 and $123, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston (“FHLB”). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2019, the Company had $877 in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance sheets. As of December 31, 2019, assets with a market value of approximately $1,087 collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available for sale, at fair value on the Consolidated Balance sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2019, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, not material to the Company.

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

Finally, industry wide, life insurers continue to be exposed to class action litigation related to the cost of insurance rates and periodic deductions from cash value. Common allegations include that insurance companies have breached the terms of their universal life insurance policies by establishing or increasing the cost of insurance rates using cost factors not permitted by the contract, thereby unjustly enriching themselves. This litigation is generally known as cost of insurance litigation.

14.    Related Party Transactions

Operating Agreements

VRIAC has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•
Investment Advisory agreement with Voya Investment Management LLC ("VIM"), an affiliate, in which VIM provides asset management, administrative and accounting services for VRIAC's general account. VRIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2019, 2018 and 2017, expenses were incurred in the amounts of $68, $65 and $64, respectively.

•
Services agreement with Voya Services Company for administrative, management, financial and information technology services, dated January 1, 2001 and amended effective January 1, 2002. For the years ended December 31, 2019, 2018 and 2017, expenses were incurred in the amounts of $431, $363 and $347, respectively.

•
Amended and Restated Services agreement between VRIAC and its U.S. insurance company affiliates and other affiliates for administrative, management, financial and information technology services, dated as of April 1, 2015. For the years

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

ended December 31, 2019, 2018 and 2017, expenses related to the agreement were incurred in the amount of $12, $16 and $54, respectively.

•
Intercompany agreement with VIM, as amended pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2019, 2018 and 2017, revenue under the VIM intercompany agreement was $59, $63 and $55, respectively.

•
Variable annuity, fixed insurance and mutual fund products issued by VRIAC are sold by Voya Financial Advisors, an affiliate of VRIAC. For the years ended December 31, 2019, 2018 and 2017 commission expenses incurred by VRIAC were $82, $79 and $77, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods. Revenues and expenses recorded as a result of transactions and agreements with affiliates may not be the same as those incurred if the Company was not a wholly owned subsidiary of its Parent.

As disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements, DSL was divested as part of the 2018 Transaction. DSL had certain agreements whereby it generated revenues and expenses with affiliated entities, as follows:

•
Underwriting and distribution agreements for variable insurance and mutual fund products with affiliated companies including VRIAC. For the years ended December 31, 2018 and 2017, commissions were collected in the amount of $69 and $170, respectively. Such commissions were, in turn, paid to broker-dealers.

•
Intercompany agreements with affiliated companies related to investment advisory and other related services. The investment advisory agreement was terminated in the second quarter of 2017. For the years ended December 31, 2018 and 2017, expenses under these intercompany agreements were $26 and $83, respectively.

•
Administrative and advisory services agreements with VIL and VIM, affiliated companies, in which DSL received certain services for a fee. These agreements were terminated in the second quarter of 2017. For the year ended December 31, 2017, expenses were incurred in the amount $23.

Reinsurance Agreements

The Company has entered into the following agreement with an affiliate that is accounted for under the deposit method. As of December 31, 2019 and 2018, the Company had deposit assets of $36 and $37, respectively, and deposit liabilities of $76 and $77, respectively, related to this agreement. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

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

Additionally, VRIAC entered in 2014 into a coinsurance agreement with Langhorne I, LLC ("Langhorne"), an affiliated captive reinsurance company, to manage reserve and capital requirements in connection with a portion of its Stabilizer and Managed Custody Guarantee business. Effective January 1, 2018, the Company recaptured the coinsurance agreement and recorded a $74 pre-tax gain on the recapture which was reported in Operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2018.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Investment Advisory and Other Fees

DSL was retained by Voya Investors Trust, an affiliate, pursuant to a management agreement to provide advisory, management, administrative and other services to Voya Investors Trust. DSL entered into an administrative services subcontract with VIL, an affiliate, pursuant to which VIL, provided certain management, administrative and other services to Voya Investors Trust and was compensated a portion of the fees received by DSL under the management agreement. In addition, DSL was the investment advisor of Voya Partners, Inc., an affiliate. DSL and Voya Partners, Inc. had an investment advisory agreement, whereby DSL had overall responsibility to provide portfolio management services for Voya Partners, Inc and was paid a monthly fee. For the years ended December 31, 2018 and 2017, revenue received by DSL under these agreements (exclusive of fees paid to affiliates) was $27 and $179, respectively. The investment advisory agreements were terminated in the second quarter of 2017.

VFP acts as a distributor of insurance products issued by its affiliates, which may in turn invest in mutual funds products issued by certain of its affiliates. For each of the years ended December 31, 2019, 2018 and 2017, distribution revenues received by VFP related to affiliated mutual fund products were $27.

Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2021, either party can borrow from the other up to 3.0% of the Company's statutory admitted assets as of the preceding December 31. During the years ended December 31, 2019, 2018, and 2017, interest on any borrowing by either the Company or Voya Financial was charged at a rate based on the prevailing market rate for similar third-party borrowings for securities.

Under this agreement, the Company incurred and earned immaterial interest expense and interest income for the years ended December 31, 2019, 2018 and 2017. Interest expense and income are included in Operating expenses and Net investment income, respectively, in the Consolidated Statements of Operations. As of December 31, 2019, the Company had an outstanding receivable of $69 and no outstanding payable with Voya Financial under the reciprocal loan agreement. As of December 31, 2018, the Company did not have any outstanding receivable/payable with Voya Financial under the reciprocal loan agreement.

Note with Affiliate

On December 29, 2004, VIAC issued a surplus note in the principal amount of $175 (the "Note") scheduled to mature on December 29, 2034, to VRIAC. The Note bears interest at a rate of 6.26% per year. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. For the year ended December 31, 2019, the company earned no affiliate interest income on this note. Interest income was $5 and $11 for the years ended December 31, 2018 and 2017, respectively. As of June 1, 2018, VIAC ceased to be an affiliate of the Company following the closing of the 2018 Transaction as disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements. The investment in surplus notes is reported in Fixed maturities, available-for-sale on the Company's Consolidated Balance Sheet as of December 31, 2019 and 2018.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 13.        Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.        Principal Accounting Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2019 and 2018, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Retirement Insurance and Annuity Company ("VRIAC"). Voya Financial, Inc.'s subsidiaries, including VRIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
	2019	2018
Audit fees	$4	$4
Audit-related fees	1	2
	$5	$6

Audit Fees

Audit fees were allocated to VRIAC and include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company's interim financial statements.

Audit-related Fees

Audit-related fees were allocated to VRIAC and include the audit of the financial statements of employee benefit plans, service organization control reports, and accounting consultations.

Tax Fees

There were minimal tax fees allocated to VRIAC in 2019 and 2018. Tax fees allocated to VRIAC were primarily for tax compliance. These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to VRIAC in 2019 and 2018 under the category "All other fees." Other fees allocated to VRIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

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

In 2019, 2018 and 2017, 100% of each of the audit, audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc.

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

149

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of
Voya Retirement Insurance and Annuity Company

We have audited the consolidated financial statements of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and have issued our report thereon dated March 19, 2020 included elsewhere in this Annual Report (Form 10-K). Our audits of the consolidated financial statements included the financial statement schedules listed in Item 15.a. of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's schedules, based on our audits.

In our opinion, the schedules present fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 19, 2020

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments – Other than Investments in Affiliates
As of December 31, 2019
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheets
Fixed maturities
U.S. Treasuries	$565	$691	$691
U.S. Government agencies and authorities	19	19	19
State, municipalities and political subdivisions	747	815	815
U.S. corporate public securities	7,103	8,031	8,031
U.S. corporate private securities	3,776	4,066	4,066
Foreign corporate public securities and foreign governments(1)	2,417	2,679	2,679
Foreign corporate private securities(1)	3,171	3,375	3,375
Residential mortgage-backed securities	3,685	3,810	3,810
Commercial mortgage-backed securities	2,381	2,500	2,500
Other asset-backed securities	1,472	1,474	1,474
Total fixed maturities, including securities pledged	25,336	27,460	27,460
Equity securities	—	—	80
Mortgage loans on real estate	4,664	4,912	4,664
Policy loans	205	205	205
Limited partnerships/corporations	738	738	738
Derivatives	31	224	224
Other investments	43	43	43
Total investments	$31,017	$33,582	$33,414

(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV
Reinsurance
Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Gross		Ceded		Assumed		Net		Percentage of Assumed to Net
Year Ended December 31, 2019
Life insurance in force	$8,201		$8,410		$209		$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—		—	*	—%
Annuity contracts	31		—		—	*	31		—%
Total premiums	$31		$—	*	$—	*	$31		—%

Year Ended December 31, 2018
Life insurance in force	$8,974		$9,202		$228		$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—		—	*	—%
Annuity contracts	41		—		—		41		—%
Total premiums	$41		$—	*	$—		$41		—%

Year Ended December 31, 2017
Life insurance in force	$9,869		$10,116		$247		$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—		—	*	—%
Annuity contracts	48		—		—		48		—%
Total premiums	$48		$—	*	$—		$48		—%
* Less than $1
** Not meaningful

Voya Retirement Insurance and Annuity Company ("VRIAC")
Form 10-K for Fiscal Year Ended December 31, 2019

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

10.9
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

10.20
Federal Tax Sharing Agreement, effective January 1, 2013, between lNG U.S., Inc. and each of its undersigned Subsidiaries, including ILIAC, incorporated by reference to the Company's Form 10-Q filed on May 14, 2013 (File No. 033-23376).

10.21	Reciprocal Loan Agreement, effective April 1, 2016, between VRIAC and Voya Financial, Inc., incorporated by reference to the Company’s Form 10-Q filed on May 12, 2016 (File No. 033-23376).
10.22
Amended and Restated Services Agreement, made as of April 1, 2015, between VRIAC, the affiliated insurance companies and certain other affiliated companies specified in Exhibit B of the Agreement, incorporated by reference to the Company’s Form 10-Q filed on May 12, 2016 (File No. 033-23376).

10.23
Intercompany Agreement, dated as of December 22, 2010, effective January 1, 2010, as amended, between ILIAC (nka VRIAC) and ING Investment Management LLC (nka Voya Investment Management LLC), incorporated by reference to the Company’s Form 10-Q filed on August 9, 2017 (File No. 033-23376).

10.24
Amendment No. 6, entered into on June 29, and effective as of July 1, 2017, amends the Intercompany Agreement, dated as of December 22, 2010, effective as of January 1, 2010, as amended, by and between VRIAC and Voya Investment Management LLC, incorporated by reference to the Company’s Form 10-Q filed on August 9, 2017 (File No. 033-23376).

10.25
Account Control Agreement, dated as of February 8, 2018, among VRIAC, Federal Home Loan Bank of Boston and The Bank of New York Mellon, incorporated by reference to the Company’s Form 10-Q filed on May 10, 2018 (File No. 033-23376).

10.26
Agreement for Advances, Collateral, Pledge and Security Agreement, effective as of February 8, 2018, by and between VRIAC and Federal Home Loan Bank of Boston, incorporated by reference to the Company’s Form 10-Q filed on May 10, 2018 (File No. 033-23376).

10.27
Second Amended and Restated Services Agreement, dated as of March 1, 2019, between VRIAC, the affiliated insurance companies and certain other affiliated companies specified in Exhibit B of the Agreement, incorporated by reference to the Company's Form 10-Q filed on May 9, 2019 (File Number 033-23376).

10.28+	Amendment Number 4, effective as of October 1, 2019, to Investment Advisory Agreement, between VRIAC and Voya Investment Management LLC (f/k/a ING Investment Management LLC).
14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of Francis G. O'Neill pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Francis G. O'Neill pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index
Exhibit Number	Description of Exhibit
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2020		Voya Retirement Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	Francis G. O'Neill
Francis G. O'Neill Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 19, 2020.

	Signatures	Title

/s/	Rodney O. Martin, Jr.	Chairman and Director
Rodney O. Martin, Jr.

/s/	Charles P. Nelson	Director and President
Charles P. Nelson

/s/	William T. Bainbridge	Director
William T. Bainbridge

/s/	Michael S. Smith	Director
Michael S. Smith

/s/	Anthony J. Brantzeg	Director
Anthony J. Brantzeg

/s/	C. Landon Cobb, Jr.	Senior Vice President and
	C. Landon Cobb, Jr.	Chief Accounting Officer

/s/	Francis G. O'Neill	Senior Vice President and
	Francis G. O'Neill	Chief Financial Officer

