Form 10-Q
period 2020-03-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2020-05-14
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
As of May 13, 2020, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2020

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiary.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (xi) changes in the policies of governments and/or regulatory authorities; and (xii) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the fixed and variable annuities business that it sold to VA Capital LLC on June 1, 2018, including the transition services on the expected timeline and economic terms or at all, (xiii) our parent company Voya Financial Inc.'s ability to successfully complete the Individual Life Transaction (as defined below) on the expected economic terms or at all. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 033-23376) (the "Annual Report on Form 10-K") and "Risk Factors" in this Quarterly Report on Form 10-Q.

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
Condensed Consolidated Balance Sheets
March 31, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $23,345 as of 2020 and $23,107 as of 2019; allowance for credit losses of $4 as of 2020)	$23,909	$25,153
Fixed maturities, at fair value using the fair value option	1,644	1,479
Equity securities, at fair value (cost of $73 as of 2020 and 2019)	73	80
Mortgage loans on real estate, net of valuation allowance of $0 as of 2019	4,774	4,664
Less: Allowance for credit losses	17	—
Mortgage loans on real estate, net	4,757	4,664
Policy loans	201	205
Limited partnerships/corporations	784	738
Derivatives	719	224
Securities pledged (amortized cost of $848 as of 2020 and $749 as of 2019)	919	828
Other investments	44	43
Total investments	33,050	33,414
Cash and cash equivalents	480	512
Short-term investments under securities loan agreements, including collateral delivered	1,572	917
Accrued investment income	319	293
Premiums receivable and reinsurance recoverable	1,287	1,304
Less: Allowance for credit losses	—	—
Premiums receivable and reinsurance recoverable, net	1,287	1,304
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	941	608
Short-term loan to affiliate	626	69
Current income tax recoverable	36	9
Due from affiliates	63	67
Property and equipment	59	60
Other assets	239	255
Assets held in separate accounts	66,562	78,713
Total assets	$105,234	$116,221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$32,117	$31,142
Payable for securities purchased	59	5
Payables under securities loan agreements, including collateral held	1,503	865
Due to affiliates	90	95
Derivatives	795	285
Deferred income taxes	128	304
Other liabilities	270	369
Liabilities related to separate accounts	66,562	78,713
Total liabilities	101,524	111,778

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2020 and 2019; $50 par value per share)	3	3
Additional paid-in capital	2,873	2,873
Accumulated other comprehensive income (loss)	533	1,292
Retained earnings (deficit)	301	275
Total shareholder's equity	3,710	4,443
Total liabilities and shareholder's equity	$105,234	$116,221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
		(As Adjusted)
Revenues:
Net investment income	$439	$394
Fee income	222	205
Premiums	5	9
Broker-dealer commission revenue	1	1
Net realized capital gains (losses):
Total impairments	(7)	(20)
Other net realized capital gains (losses)	(85)	(4)
Total net realized capital gains (losses)	(92)	(24)
Other revenue	(1)	6
Total revenues	574	591
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	209	255
Operating expenses	298	285
Broker-dealer commission expense	1	1
Net amortization of Deferred policy acquisition costs and Value of business acquired	37	6
Total benefits and expenses	545	547
Income (loss) before income taxes	29	44
Income tax expense (benefit)	(5)	(1)
Net income (loss)	$34	$45

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$34	$45
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(960)	633
Impairments	—	—
Pension and other postretirement benefits liability	—	—
Other comprehensive income (loss), before tax	(960)	633
Income tax expense (benefit) related to items of other comprehensive income (loss)	(201)	131
Other comprehensive income (loss), after tax	(759)	502
Comprehensive income (loss)	$(725)	$547

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2020	$3	$2,873	$1,292	$275	$4,443
Adjustment for adoption of ASU 2016-13	—	—	—	(8)	(8)
Comprehensive income (loss):
Net income (loss)	—	—	—	34	34
Other comprehensive income (loss), after tax	—	—	(759)	—	(759)
Total comprehensive income (loss)					(725)
Balance as of March 31, 2020	$3	$2,873	$533	$301	$3,710

Balance as of January 1, 2019 (As adjusted)	$3	$2,816	$108	$508	$3,435
Adjustment for adoption of ASU 2018-02	—	—	137	(137)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	45	45
Other comprehensive income (loss), after tax	—	—	502	—	502
Total comprehensive income (loss)					547
Balance as of March 31, 2019	$3	$2,816	$747	$416	$3,982

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$176	$320
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	703	1,401
Mortgage loans on real estate	91	213
Limited partnerships/corporations	23	17
Acquisition of:
Fixed maturities	(1,130)	(1,383)
Mortgage loans on real estate	(200)	(108)
Limited partnerships/corporations	(53)	(29)
Derivatives, net	142	56
Policy loans, net	4	3
Short-term loan to affiliate, net	(557)	(103)
Collateral received (delivered), net	(16)	(87)
Other investments, net	1	4
Net cash used in investing activities	(992)	(16)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,775	791
Maturities and withdrawals from investment contracts	(1,018)	(1,104)
Settlements on deposit contracts	(1)	(1)
Proceeds from loans with affiliates	28	29
Net cash provided by (used in) provided by financing activities	784	(285)
Net decrease in cash and cash equivalents	(32)	19
Cash and cash equivalents, beginning of period	512	371
Cash and cash equivalents, end of period	$480	$390

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

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC for no cash consideration. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability. This transaction was accounted for under the accounting guidance for transactions under common control which requires that financial statements reflect the transferred business for all prior periods as if the transfer occurred as of the beginning of the first period presented. As such, the Consolidated Financial Statements for the prior periods presented have been restated to reflect the transfer of VIPS and VRA to VRIAC. The related impact to the previously reported Net income (loss) for the three months ended March 31, 2019 was a decrease in net income of $20. In addition to these non-insurance subsidiaries, VRIAC also has the wholly-owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

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

Concurrently with the sale, SLD will enter into reinsurance agreements with ReliaStar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of Voya Financial. Voya Financial currently expects that these reinsurance transactions will be carried out on a coinsurance basis, with SLD’s reinsurance obligations collateralized in one of three ways: (1) invested assets placed in a comfort trust; (2) funds withheld basis with invested assets remaining on the respective subsidiaries of the Company; or (3) some combination of these two collateralization structures. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") will result in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products will be ceded to SLD and related assets will be transferred.

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

The Company has one operating segment.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are unaudited. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The inputs into the Company's estimates and assumptions consider the economic implications of COVID-19 on the Company's critical and significant accounting estimates. Those estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the Condensed Consolidated Financial Statements.

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries VFP, VIPS and VRA. Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2020, its results of operations, comprehensive income and changes in shareholder's equity for the three months ended March 31, 2020 and 2019, and its statements of cash flows for the three months ended March 31, 2020 and 2019, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

The December 31, 2019 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Subsequent Events

The Company has evaluated subsequent events through the issuance date of the Condensed Consolidated financial statements including the implications of the COVID-19 pandemic. The Company is not aware of any material matters that could impact the Company's financial position, results of operations or cash flows or for which a disclosure is required.

Significant Accounting Policies

Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as amended" ("ASU 2016-13"). The Company adopted ASU 2016-13 using the modified retrospective method for financial assets measured at amortized cost and the prospective method for available-for-sale debt securities as required by ASU 2016-13. As a result, the Company had changes to the following significant accounting policies:

•	Investments: Mortgage Loans on Real Estate,

•	Impairments, and

•	Reinsurance.

Comparative information has not been adjusted and continues to be reported under previously applicable U.S. GAAP. The Company’s accounting policies amended by the adoption of ASU 2016-13 are as follows:

Investments

Mortgage Loans on Real Estate: The Company's mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable is reported in Accrued investment income on the Condensed Consolidated Balance Sheets.

Mortgage loans are evaluated by the Company's investment professionals, including an appraisal of loan-specific performance, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company's review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.

Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of debt type, capital market factors, and market vacancy rates, and loan-specific risk characteristics such as debt service coverage ratios (“DSCR”), loan-to-value (“LTV”), collateral size, seniority of the loan, segmentation, and property types.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The change in the allowance for credit losses is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Loans are written off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously written-off and expected to be written-off.

Mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due.

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow, number of days past due, or various other circumstances. Based on an assessment as to the collectability of the principal, a determination is made either to apply against the book value or apply according to the contractual terms of the loan. Funds recovered

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

in excess of book value would then be applied to recover expenses, credit loss allowance, and then interest. Accrual of interest resumes after factors resulting in doubts about collectability have improved.

For those mortgages that are determined to require foreclosure, expected credit losses are based on the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. Property obtained from foreclosed mortgage loans is recorded in Other investments on the Condensed Consolidated Balance Sheets.

Impairments

The Company evaluates its available-for-sale investments quarterly to determine whether a decline in fair value below the amortized cost basis has resulted from credit loss or other factors. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. A severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.

When assessing the Company's intent to sell a security, or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs. When the Company has determined it has the intent to sell, or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations as Impairments.

For available-for-sale securities that do not meet the intent impairment criteria but the Company has determined that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss allowance is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in Other comprehensive income (loss).

The Company uses the following methodology and significant inputs in determining whether a credit loss exists:

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

Changes in the allowance for credit losses are recorded in Net realized capital gains (losses) as Impairments in the Condensed Consolidated Statements of Operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses.

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

Reinsurance recoverable balances are reported net of the allowance for credit losses in the Company’s Condensed Consolidated Balance Sheets. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of capital market factors, counterparty financial information and ratings, and reinsurance agreement-specific risk characteristics such as collateral type, collateral size, and covenant strength.

The allowance for credit losses is a valuation account that is deducted from the reinsurance recoverable balance to present the net amount expected to be collected on the reinsurance recoverable. The change in the allowance for credit losses is recorded in Policyholder benefits in the Condensed Consolidated Statements of Operations.

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
ASU 2018-15, Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
This standard, issued in August 2018, requires a customer in a hosting arrangement that is a service contract to follow the guidance for internal-use software projects to determine which implementation costs to capitalize as an asset. Capitalized implementation costs are required to be expensed over the term of the hosting arrangement. In addition, a customer is required to apply the impairment and abandonment guidance for long-lived assets to the capitalized implementation costs. Balances related to capitalized implementation costs must be presented in the same financial statement line items as other hosting arrangement balances, and additional disclosures are required.
		January 1, 2020 using the prospective method.	Adoption of the ASU did not have a material impact on the Company's financial condition, results of operations, or cash flows.
ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement	This standard, issued in August 2018, simplifies certain disclosure requirements for fair value measurement.	January 1, 2020 using the transition method prescribed for each applicable provision.
Adoption of this ASU had no effect on the Company's financial condition, results of operations, or cash flows. The adoption resulted in various disclosure changes that have been included in Note 5, Fair Value Measurements.

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

In addition, the FASB issued various amendments during 2018, 2019, and 2020 to clarify the provisions of ASU 2016-13.
January 1, 2020, using the modified retrospective method for financial assets measured at amortized cost and the prospective method for available-for-sale debt securities.
The Company recorded a $8 decrease, net of tax, to Unappropriated retained earnings as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13. The transition adjustment includes recognition of an allowance for credit losses of $12 related to mortgage loans, net of the effect of DAC/VOBA and other intangibles of $2 and deferred income taxes of $2.

The provisions that required prospective adoption had no effect on the Company's financial condition, results of operations, or cash flows.

In addition, disclosures have been updated to reflect accounting policy changes made as a result of the implementation of ASU 2016-13. (See the Significant Accounting Policies section.)

Comparative information has not been adjusted and continues to be reported under previously applicable U.S. GAAP.

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
ASU 2020-04, Reference Rate Reform
This standard, issued in March 2020, provides temporary optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.
The amendments are effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.
The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Company is still evaluating the guidance, and therefore, the impact of the adoption of ASU 2020-04 on the Company’s financial condition and results of operations has not yet been determined.

ASU 2019-12, Simplifying the Accounting for Income Taxes
This standard, issued in December 2019, simplifies the accounting for income taxes by eliminating certain exceptions to the general principles and simplifying several aspects of ASC 740, Income taxes, including requirements related to the following:
• The intraperiod tax allocation exception to the incremental approach,
• The tax basis step-up in goodwill obtained in a transaction that is not a business combination,
• Hybrid tax regimes,
• Ownership changes in investments - changes from a subsidiary to an equity method investment,
• Separate financial statements of entities not subject to tax,
• Interim-period accounting for enacted changes in tax law, and
• The year-to-date loss limitation in interim-period tax accounting.

January 1, 2021 with early adoption permitted. Early adoption in an interim period must reflect any adjustments as of the beginning of the annual period. Initial adoption of ASU 2019-12 is required to be reported on a prospective basis, except for certain provisions that are required to be applied retrospectively or modified retrospectively.
The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2019-12.
ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans	This standard, issued in August 2018, eliminates certain disclosure requirements that are no longer considered cost beneficial and requires new disclosures that are considered relevant.	December 31, 2020 with early adoption permitted. Initial adoption of ASU 2018-14 is required to be reported on a retrospective basis for all periods presented.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-14.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2020:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$566	$233	$—	$—	$799	$—
U.S. Government agencies and authorities	19	1	—	—	20	—
State, municipalities and political subdivisions	742	68	2	—	808	—
U.S. corporate public securities	7,011	696	200	—	7,507	—
U.S. corporate private securities	3,754	154	97	—	3,811	—
Foreign corporate public securities and foreign governments(1)	2,423	147	73	—	2,497	—
Foreign corporate private securities(1)	3,153	54	138	—	3,068	1
Residential mortgage-backed securities	4,138	147	131	15	4,169	—
Commercial mortgage-backed securities	2,553	132	231	—	2,453	1
Other asset-backed securities	1,478	6	142	—	1,340	2
Total fixed maturities, including securities pledged	25,837	1,638	1,014	15	26,472	4
Less: Securities pledged	848	103	32	—	919	—
Total fixed maturities	$24,989	$1,535	$982	$15	$25,553	$4
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2020, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$740	$743
After one year through five years	3,393	3,382
After five years through ten years	5,628	5,657
After ten years	7,907	8,728
Mortgage-backed securities	6,691	6,622
Other asset-backed securities	1,478	1,340
Fixed maturities, including securities pledged	$25,837	$26,472

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2020 and December 31, 2019, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2020
Communications	$976	$117	$4	$1,089
Financial	2,614	205	33	2,786
Industrial and other companies	7,014	459	178	7,295
Energy	1,616	38	189	1,465
Utilities	2,938	171	55	3,054
Transportation	856	39	37	858
Total	$16,014	$1,029	$496	$16,547

December 31, 2019
Communications	$1,002	$156	$—	$1,158
Financial	2,650	302	—	2,952
Industrial and other companies	7,053	667	11	7,709
Energy	1,675	185	18	1,842
Utilities	2,913	294	1	3,206
Transportation	856	78	2	932
Total	$16,149	$1,682	$32	$17,799

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2020 and December 31, 2019, approximately 48.9% and 48.4%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of March 31, 2020 and December 31, 2019, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2020 and December 31, 2019, the fair value of loaned securities was $820 and $715, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2020 and December 31, 2019, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $776 and $650, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, liabilities to return collateral of $776 and $650, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2020 and December 31, 2019, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $64 and $91, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	March 31, 2020 (1)(2)	December 31, 2019 (1)(2)
U.S. Treasuries	$115	$109
U.S. Government agencies and authorities	11	—
U.S. corporate public securities	508	447
Foreign corporate public securities and foreign governments	204	185
Payables under securities loan agreements	$838	$741

(1) As of March 31, 2020 and December 31, 2019, borrowings under securities lending transactions include cash collateral of $776 and $650, respectively.
(2) As of March 31, 2020 and December 31, 2019, borrowings under securities lending transactions include non-cash collateral of $64 and $91, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $784 and $738 as of March 31, 2020 and December 31, 2019, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

Three Months Ended March 31, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	—	1	1	2	4
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Balance as of March 31	$—	$1	$1	$2	$4

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of the date indicated:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
March 31, 2020	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$—	$—	—	$—	$—	—	$—	$—	—
State, municipalities and political subdivisions	42	2	15	—	—	—	42	2	15
U.S. corporate public securities	1,501	186	371	28	14	9	1,529	200	380
U.S. corporate private securities	1,013	67	108	77	30	11	1,090	97	119
Foreign corporate public securities and foreign governments	686	68	198	13	5	8	699	73	206
Foreign corporate private securities	1,557	131	144	36	7	6	1,593	138	150
Residential mortgage-backed	1,401	117	322	97	14	53	1,498	131	375
Commercial mortgage-backed	1,295	231	291	—	—	—	1,295	231	291
Other asset-backed	909	99	238	254	43	102	1,163	142	340
Total	$8,404	$901	1,687	$505	$113	189	$8,909	$1,014	1,876

The Company concluded that an allowance for credit losses was unnecessary for these securities because the unrealized losses are not credit related.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2019:

	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$68	$3	$12	$—	*	$80	$3
State, municipalities and political subdivisions	21	—	—	—		21	—
U.S. corporate public securities	97	3	131	10		228	13
U.S. corporate private securities	75	—	134	16		209	16
Foreign corporate public securities and foreign governments	6	—	53	3		59	3
Foreign corporate private securities	21	—	56	1		77	1
Residential mortgage-backed	535	6	139	5		674	11
Commercial mortgage-backed	331	3	18	—		349	3
Other asset-backed	217	2	500	11		717	13
Total	$1,389	$17	$1,043	$46		$2,432	$63
Total number of securities in an unrealized loss position	289		278			567
*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of March 31, 2020. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. See the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements for the policy used to evaluate whether the investments are impaired.
Gross unrealized capital losses on fixed maturities, including securities pledged, increased $951 from $63 to $1,014 for the three months ended March 31, 2020. The increase in gross unrealized capital losses was primarily due to non-credit related market factors.

At March 31, 2020, $7 of the total $1,014 of gross unrealized losses were from 3 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities in accordance with its impairment policy in order to evaluate whether such investments are impaired.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2020			2019
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$6		2	$—	—
Foreign corporate public securities and foreign governments(1)	—		—	—	—
Foreign corporate private securities(1)	—		—	18	3
Residential mortgage-backed	1		7	—	10
Commercial mortgage-backed	—	*	1	—	—
Limited partnerships	—		—	—	2
Total	$7		10	$18	15
Credit Impairments	$—			$18
Intent Impairments	$7			$—
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months ended March 31, 2020, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring. For the three months ended March 31, 2019, the Company did not have any new commercial mortgage loan and had one new private placement troubled debt restructuring with a pre-modification cost basis of $74 and post-modification carrying value of $57.

For the three months ended March 31, 2020 and March 31, 2019, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, the Company continuously evaluates mortgage loans based on relevant current information including a review of loan-specific performance, property characteristics and market trends. Loan performance is monitored on a loan specific basis through the review of submitted appraisals, operating statements, rent revenues and annual

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt. The components to evaluate debt service coverage are received and reviewed at least annually to determine the level of risk.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of March 31, 2020 and December 31, 2019, respectively.

	As of March 31, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$41	$126	$28	$—	$—	$195
2019	263	152	80	15	—	510
2018	116	109	90	—	—	315
2017	547	362	17	—	—	926
2016	400	280	13	—	—	693
2015	381	145	—	—	—	526
2014 and prior	1,193	392	24	—	—	1,609
Total	$2,941	$1,566	$252	$15	$—	$4,774

	As of December 31, 2019
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$—	$—	$—	$—	$—	$—
2019	85	96	145	170	26	522
2018	4	88	110	133	14	349
2017	101	244	566	13	10	934
2016	46	150	470	31	—	697
2015	10	343	168	8	—	529
2014 and prior	134	252	1,093	154	—	1,633
Total	$380	$1,173	$2,552	$509	$50	$4,664

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of March 31, 2020 and December 31, 2019, respectively.

	As of March 31, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$140	$31	$24	$—	$—	$195
2019	392	76	42	—	—	510
2018	217	3	64	31	—	315
2017	491	224	143	68	—	926
2016	607	63	23	—	—	693
2015	494	32	—	—	—	526
2014 and prior	1,353	134	76	46	—	1,609
Total	$3,694	$563	$372	$145	$—	$4,774

	As of December 31, 2019
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$—	$—	$—	$—	$—	$—
2019	353	127	42	—	—	522
2018	236	3	60	50	—	349
2017	481	238	133	82	—	934
2016	615	59	23	—	—	697
2015	492	32	—	5	—	529
2014 and prior	1,358	128	88	59	—	1,633
Total	$3,535	$587	$346	$196	$—	$4,664

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of March 31, 2020 and December 31, 2019, respectively.

	As of March 31, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$14	$111	$17	$23	$14	$8	$—	$—	$8	$195
2019	64	128	11	155	53	44	18	11	26	510
2018	49	112	60	44	26	11	—	13	—	315
2017	102	99	390	150	77	60	5	43	—	926
2016	157	132	185	32	74	77	9	21	6	693
2015	123	159	103	34	42	51	10	4	—	526
2014 and prior	437	311	246	118	167	139	42	119	30	1609
Total	$946	$1,052	$1,012	$556	$453	$390	$84	$211	$70	$4,774

	As of December 31, 2019
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2019	63	127	26	155	53	43	18	11	26	522
2018	50	132	60	43	26	11	—	12	15	349
2017	103	99	396	151	77	60	5	43	—	934
2016	158	132	187	32	75	77	9	21	6	697
2015	125	160	103	34	43	50	10	4	—	529
2014 and prior	445	316	247	122	168	142	42	121	30	1633
Total	$944	$966	$1,019	$537	$442	$383	$84	$212	$77	$4,664

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of March 31, 2020 and December 31, 2019, respectively.

	As of March 31, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$44	$8	$98	$45	$—	$—	$—	$195
2019	33	90	286	81	20	—	—	510
2018	50	90	137	17	3	18	—	315
2017	103	456	218	145	4	—	—	926
2016	130	251	147	146	8	7	4	693
2015	147	183	68	62	24	42	—	526
2014 and prior	721	134	292	226	68	128	40	1609
Total	$1,228	$1,212	$1,246	$722	$127	$195	$44	$4,774

	As of December 31, 2019
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—
2019	33	90	299	81	19	—	—	522
2018	52	91	152	32	4	18	—	349
2017	104	461	218	147	4	—	—	934
2016	131	254	147	146	8	7	4	697
2015	148	185	69	62	23	42	—	529
2014 and prior	730	135	300	229	69	130	40	1633
Total	$1,198	$1,216	$1,185	$697	$127	$197	$44	$4,664

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

March 31, 2020
Allowance for credit losses, balance at January 1	$12
Credit losses on mortgage loans for which credit losses were not previously recorded	1
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	4
Provision for expected credit losses	17
Writeoffs	—
Recoveries of amounts previously written off	—
Allowance for credit losses, end of period	$17

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	March 31, 2020	December 31, 2019
Delinquency:
Current	$4,774	$4,664
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$4,774	$4,664

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of March 31, 2020 and December 31, 2019, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the three months ended March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of March 31, 2020.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Fixed maturities	$373	$352
Equity securities	2	2
Mortgage loans on real estate	50	54
Policy loans	2	2
Short-term investments and cash equivalents	1	1
Other	30	1
Gross investment income	458	412
Less: Investment expenses	19	18
Net investment income	$439	$394

As of March 31, 2020 and December 31, 2019, the Company had $2 and $0, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Net realized capital gains (losses) also include changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Fixed maturities, available-for-sale, including securities pledged	$(18)	$(16)
Fixed maturities, at fair value option	55	24
Equity securities	(5)	1
Derivatives	46	(32)
Embedded derivatives - fixed maturities	4	1
Guaranteed benefit derivatives	(169)	—
Other investments	(5)	(2)
Net realized capital gains (losses)	$(92)	$(24)

For the three months ended March 31, 2020, the change in fair value of equity securities still held as of March 31, 2020 was $(5). For the three months ended March 31, 2019, the change in fair value of equity securities still held as of March 31, 2019 was $(1).

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Proceeds on sales	$277	$1,223
Gross gains	5	12
Gross losses	13	11

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$23	$—	$—	$23	$—	$—
Foreign exchange contracts	652	69	—	652	10	18
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	20,341	646	793	18,640	210	261
Foreign exchange contracts	70	3	—	54	—	1
Equity contracts	59	1	—	63	4	3
Credit contracts	205	—	2	182	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	15	—	N/A	11	—
Within products	N/A	—	176	N/A	—	33
Within reinsurance agreements	N/A	—	—	N/A	—	23
Managed custody guarantees	N/A	—	26	N/A	—	—
Total		$734	$997		$235	$341

(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2020 and December 31, 2019. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	March 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$205	$—	$2
Equity contracts	59	1	—
Foreign exchange contracts	722	72	—
Interest rate contracts	19,176	646	792
		719	794
Counterparty netting(1)		(619)	(619)
Cash collateral netting(1)		(96)	(174)
Securities collateral netting(1)		(3)	—
Net receivables/payables		$1	$1
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2020, the Company held $111 and pledged $176 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, the Company held $7 and delivered $55 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2020, the Company delivered $99 of securities and held $6 of securities as collateral. As of December 31, 2019, the Company delivered $113 of securities and held no securities as collateral.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net Investment Income	Net Investment Income
Three Months Ended March 31, 2020
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$1	$77
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3
Three Months Ended March 31, 2019
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$1	$(8)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended March 31, 2020
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$439	$(85)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Interest rate contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	—	—
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$3	$—

	Three Months Ended March 31, 2019
	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$394	$(4)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Interest rate contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	—	—
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	$2	$—

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$42	$(36)
Foreign exchange contracts	Other net realized capital gains (losses)	4	1
Equity contracts	Other net realized capital gains (losses)	(1)	1
Credit contracts	Other net realized capital gains (losses)	1	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	(26)	1
Within products	Other net realized capital gains (losses)	(143)	—
Within reinsurance agreements	Policyholder benefits	23	(38)
Total		$(100)	$(70)

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$625	$174	$—	$799
U.S. Government agencies and authorities	—	20	—	20
State, municipalities and political subdivisions	—	808	—	808
U.S. corporate public securities	—	7,463	44	7,507
U.S. corporate private securities	—	2,920	891	3,811
Foreign corporate public securities and foreign governments(1)	—	2,494	3	2,497
Foreign corporate private securities (1)	—	2,909	159	3,068
Residential mortgage-backed securities	—	4,154	15	4,169
Commercial mortgage-backed securities	—	2,453	—	2,453
Other asset-backed securities	—	1,285	55	1,340
Total fixed maturities, including securities pledged	625	24,680	1,167	26,472
Equity securities	15	—	58	73
Derivatives:
Interest rate contracts	28	618	—	646
Foreign exchange contracts	—	72	—	72
Equity contracts	—	1	—	1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,052	—	—	2,052
Assets held in separate accounts	59,476	6,945	141	66,562
Total assets	$62,196	$32,316	$1,366	$95,878
Percentage of Level to Total	65%	34%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$9	$9
Stabilizer and MCGs	—	—	193	193
Other derivatives:
Interest rate contracts	2	791	—	793
Foreign exchange contracts	—	—	—	—
Equity contracts	—	—	—	—
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	—	—	—
Total liabilities	$2	$793	$202	$997
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$536	$155	$—	$691
State, municipalities and political subdivisions	—	815	—	815
U.S. corporate public securities	—	7,984	47	8,031
U.S. corporate private securities	—	3,064	1,002	4,066
Foreign corporate public securities and foreign governments(1)	—	2,679	—	2,679
Foreign corporate private securities (1)	—	3,185	190	3,375
Residential mortgage-backed securities	—	3,794	16	3,810
Commercial mortgage-backed securities	—	2,500	—	2,500
Other asset-backed securities	—	1,426	48	1,474
Total fixed maturities, including securities pledged	536	25,621	1,303	27,460
Equity securities, available-for-sale	17	—	63	80
Derivatives:
Interest rate contracts	1	209	—	210
Foreign exchange contracts	—	10	—	10
Equity contracts	—	4	—	4
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,429	—	—	1,429
Assets held in separate accounts	72,448	6,150	115	78,713
Total assets	$74,431	$31,994	$1,481	$107,906
Percentage of Level to total	69%	30%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$11	$11
Stabilizer and MCGs	—	—	22	22
Other derivatives:
Interest rate contracts	—	261	—	261
Foreign exchange contracts	—	19	—	19
Equity contracts	—	3	—	3
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	23	—	23
Total liabilities	$—	$308	$33	$341
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$—	$(1)	$—	$—	$—	$(2)	$—	$—	$44	$—	$(1)
U.S. Corporate private securities	1,002	—	(51)	26	—	(1)	(43)	—	(42)	891	—	(51)
Foreign corporate public securities and foreign governments(1)	—	—	—	3	—	—	—	—	—	3	—	—
Foreign corporate private securities(1)	190	(1)	(27)	2	—	(3)	—	3	(5)	159	—	(27)
Residential mortgage-backed securities	16	(1)	—	8	—	—	—	—	(8)	15	(1)	—
Other asset-backed securities	48	—	—	8	—	—	(1)	—	—	55	—	—
Total fixed maturities, including securities pledged	1,303	(2)	(79)	47	—	(4)	(46)	3	(55)	1,167	(1)	(79)
Equity securities	63	(5)	—	—	—	—	—	—	—	58	(5)	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(22)	(171)	—	—	—	—	—	—	—	(193)	—	—
FIA(2)	(11)	2	—	—	—	—	—	—	—	(9)	—	—
Assets held in separate accounts(4)	115	(2)	—	47	—	(1)	—	—	(18)	141	—	—
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

(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$28	$—	$1	$—	$—	$—	$—	$23	$—	$52	$—
U.S. Corporate private securities	771	—	29	102	—	(6)	(8)	—	—	888	—
Foreign corporate private securities(1)	124	(17)	23	48	—	(56)	—	—	—	122	—
Residential mortgage-backed securities	10	(1)	—	22	—	—	—	—	—	31	(1)
Commercial mortgage-backed securities	12	—	—	—	—	—	(1)	—	—	11	—
Other asset-backed securities	94	—	—	16	—	—	(1)	—	(20)	89	—
Total fixed maturities, including securities pledged	1,039	(18)	53	188	—	(62)	(10)	23	(20)	1,193	(1)
Equity securities, available-for-sale	50	1	—	29	—	—	—	—	—	80	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(4)	1	—	—	(1)	—	—	—	—	(4)	—
FIA(2)	(11)	(1)	—	—	—	—	1	—	—	(11)	—
Assets held in separate accounts(4)	61	1	—	6	—	—	—	3	(4)	67	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2020 and 2019, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

Significant Unobservable Inputs

The Company's Level 3 fair value measurements of its fixed maturities, equity securities and equity and credit derivative contracts are primarily based on broker quotes.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$26,472	$26,472	$27,460	$27,460
Equity securities	73	73	80	80
Mortgage loans on real estate	4,774	4,846	4,664	4,912
Policy loans	201	201	205	205
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,052	2,052	1,429	1,429
Derivatives	719	719	224	224
Other Investments	44	44	43	43
Assets held in separate accounts	66,562	66,562	78,713	78,713
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	27,296	34,269	26,337	32,697
Funding agreements with fixed maturities	857	829	877	876
Supplementary contracts, immediate annuities and other	303	369	312	384
Deposit liabilities	—	—	76	152
Derivatives:
Guaranteed benefit derivatives:
FIA	9	9	11	11
Stabilizer and MCGs	193	193	22	22
Other derivatives	795	795	285	285
Short-term debt(2)	29	29	1	1
Long-term debt(2)	3	3	4	4
Embedded derivatives on reinsurance	—	—	23	23

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2020
	DAC	VOBA		Total
Balance as of January 1, 2020	$288	$305		$593
Impact of ASU 2016-13	2	—		2
Deferrals of commissions and expenses	13	—		13
Amortization:
Amortization, excluding unlocking	(22)	(21)		(43)
Unlocking (1)	(3)	(9)		(12)
Interest accrued	9	9	(2)	18
Net amortization included in the Condensed Consolidated Statements of Operations	(16)	(21)		(37)
Change due to unrealized capital gains/losses on available-for-sale securities	177	178		355
Balance as of March 31, 2020	$464	$462		$926

	2019
	DAC		VOBA		Total
Balance as of January 1, 2019	$536		$551		$1,087
Deferrals of commissions and expenses	13		2		15
Amortization:
Amortization, excluding unlocking	(17)		(16)		(33)
Unlocking (1)	—	*	9		9
Interest accrued	9		9	(2)	18
Net amortization included in the Condensed Consolidated Statements of Operations	(8)		2		(6)
Change due to unrealized capital gains/losses on available-for-sale securities	(113)		(107)		(220)
Balance as of March 31, 2019	$428		$448		$876

(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2020 and 2019.
*Less than $1.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	March 31,
	2020	2019
Fixed maturities, net of impairments	$624	$1,030
Derivatives(1)	190	126
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(196)	(293)
Premium deficiency reserve adjustment	(110)	(86)
Unrealized capital gains (losses), before tax	508	777
Deferred income tax asset (liability)	21	(35)
Unrealized capital gains (losses), after tax	529	742
Pension and other postretirement benefits liability, net of tax	4	5
AOCI	$533	$747

(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2020, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $23.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,504)		$315	$(1,189)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	15		(3)	12
DAC/VOBA and Sales inducements	355	(1)	(74)	281
Premium deficiency reserve adjustment	101		(21)	80
Change in unrealized gains/losses on available-for-sale securities	(1,033)		217	(816)

Derivatives:
Derivatives	79	(2)	(17)	62
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains/losses on derivatives	73		(16)	57

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Other comprehensive income (loss)	$(960)		$201	$(759)

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2020 was (17.2)%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rate for the three months ended March 31, 2019 was (2.3)%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which became effective on March 27, 2020, has not had, nor is it expected to have, any significant impact on corporate income tax.

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

Tax Regulatory Matters

For the tax years 2018 through 2020, Voya Financial, Inc. participates in the IRS Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. The IRS finalized the audit of Voya Financial, Inc. for the period ended December 31, 2018. For the periods ended December 31, 2019 and December 31, 2020, the IRS has determined that Voya Financial, Inc. would be in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS does not intend to conduct any review or provide any letters of assurance for the tax year.

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

Under this agreement, the Company incurred immaterial interest expense and earned immaterial interest income for the three months ended March 31, 2020 and 2019. As of March 31, 2020, VRIAC had an outstanding receivable of $626, and VIPS had an outstanding payable of $28. As of December 31, 2019, the Company had an outstanding receivable of $69 and no outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of March 31, 2020, the Company had off-balance sheet commitments to acquire mortgage loans of $77 and purchase limited partnerships and private placement investments of $506.

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

	March 31, 2020	December 31, 2019
Fixed maturity collateral pledged to FHLB(1)	$1,111	$1,087
FHLB restricted stock(2)	44	44
Other fixed maturities-state deposits	14	14
Cash and cash equivalents	5	5
Securities pledged(3)	919	828
Total restricted assets	$2,093	$1,978
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $820 and $715 as of March 31, 2020 and December 31, 2019, respectively. In addition, as of March 31, 2020 and December 31, 2019, the Company delivered securities as collateral of $99 and $113, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2020 and December 31, 2019, the Company had $856 and $877, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, assets with a market value of approximately $1,111 and $1,087, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Related Party Transactions

Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three months ended March 31, 2020 and 2019, revenues with affiliated entities related to these agreements were $23 and $22, respectively. For the three months ended March 31, 2020 and 2019, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $154 and $146, respectively.

Reinsurance Agreements

Effective December 31, 2012, the Company entered into an automatic reinsurance agreement with its affiliate, SLDI, to manage the reserve and capital requirements in connection with a portion of its deferred annuities business. Under the terms of the agreement, the Company reinsured to SLDI, on an indemnity reinsurance basis, a quota share of its liabilities on certain contracts. On March 26, 2020, this agreement was recaptured and resulted in a loss of $20 that was recorded in the first quarter of 2020. As of December 31, 2019, the Company had deposit assets of approximately $36 and deposit liabilities of $76 related to this agreement.

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

The following discussion and analysis presents a review of our results of operations for the three months ended March 31, 2020 and 2019 and financial condition as of March 31, 2020 and December 31, 2019. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report on Form 10-K").

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

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC for no cash consideration. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability. This transaction was accounted for under the accounting guidance for transactions under common control which requires that financial statements reflect the transferred business for all prior periods as if the transfer occurred as of the beginning of the first period presented. As such, the Consolidated Financial Statements for the prior periods presented have been restated to reflect the transfer of of VIPS and VRA to VRIAC. In addition to these non-insurance subsidiaries, VRIAC also has the wholly-owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

On December 18, 2019, VRIAC’s ultimate parent, Voya Financial Inc. ("Voya Financial"), entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc. (“Resolution Life US”), pursuant to which Resolution Life US will acquire certain of Voya Financial's subsidiaries, including Security Life of Denver Insurance Company (“SLD”), Security Life of Denver International Limited (“SLDI”) and Roaring River II, Inc. ("RRII"). The transaction is expected to close by September 30, 2020 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

Concurrently with the sale, SLD will enter into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective in-scope individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of Voya Financial. Voya Financial currently expects that these reinsurance transactions will be carried out on a coinsurance basis, with SLD’s reinsurance obligations collateralized in one of three ways: (1) invested assets placed in a comfort trust; (2) funds withheld basis with invested assets remaining on the respective subsidiaries of the Company; or (3) some combination of these two collateralization structures. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") will result in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets.  Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products will be ceded to SLD and related assets will be transferred. Based on values as of March 31, 2020, U.S. GAAP reserves to be ceded for VRIAC are expected to be approximately $4 billion and are subject to change until closing.

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

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.The inputs into our estimates and assumptions consider the economic implications of COVID-19 on our critical and significant accounting estimates. Those estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the accompanying Condensed Consolidated Financial Statements.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC and VOBA balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC and VOBA, reserves and the related results of operations.

Impairments

Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as amended" ("ASU 2016-13"). The Company adopted ASU 2016-13 using the modified retrospective method for financial assets measured at amortized cost and the prospective method for available-for-sale debt securities as required by ASU 2016-13. As a result beginning January 1, 2020, the Company's accounting for impairments is as follows:

We evaluate our available-for-sale general account investments quarterly to determine whether there has been a decline in fair value below the amortized cost basis. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. A severe unrealized loss position on a fixed maturity security may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.

When assessing our intent to sell a security, or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

We use the following methodology and significant inputs in determining whether a credit loss exists:

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

Mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, net of the allowance for credit losses. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of debt type, capital market factors, and market vacancy rates, and loan-specific risk characteristics such as debt service coverage ratios (“DSCR”), loan-to-value (“LTV”), collateral size, seniority of the loan, segmentation, and property types. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.

Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such analysis can have a significant effect on the results of operations.

For additional information regarding the evaluation process for impairments, see the Investments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Income Taxes

See the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on income taxes.

Recent Developments

All statements in this section, other than statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of factors that could cause actual results, performance, or events to differ from those discussed in any forward-looking statement, including in a material manner, see “Note Concerning Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

COVID-19 and its Effect on the Global Economy

Beginning in February 2020, the novel coronavirus infections that had first been reported in China in late 2019 began to emerge in the United States. By March, COVID-19, the disease caused by these infections, had become widespread across the country and in many other countries across the globe, with health systems in some areas experiencing severe capacity constraints and supply shortages. While the daily number of reported cases and deaths from COVID-19 had begun to decline by late April 2020, the disease has continued to spread.

In response, state and local governments in the United States have implemented mandatory stay-at-home orders affecting the significant majority of Americans and required that businesses deemed non-essential either shut down or, where possible, operate with employees working from their homes. Similar orders have been implemented in countries around the world, such that a substantial proportion of the global economy is now operating in circumstances that dramatically affect the ability of most businesses to conduct day-to-day operations, and have caused some industries, such as travel and leisure and dine-in food service, to cease almost entirely. Although many regions, both within the United States and overseas, have begun to gradually ease restrictions as an initial peak of infections has passed, it is currently unclear when national economies may again operate under normal or near-normal conditions.

Because these extraordinary circumstances arose so rapidly near the end of the first quarter, the effect on the U.S. and global economies is not yet clear. Preliminary indications, based on government statistics and public-company earnings reports, suggest that, at least in the short-term, the effects may be severe, with many analysts predicting a substantial decline in GDP beginning in the second quarter of 2020 and a historically high unemployment rate in the short term. Longer-term, the economic outlook is even more uncertain, but will likely depend in significant part on progress with respect to effective therapies to treat COVID-19 or a vaccine, or on a marked change to the epidemiological modeling that has influenced public health policy.

In late March and early April 2020, in reaction to the rapidly developing economic turmoil, global financial markets experienced a period of extreme volatility. Equity markets dropped significantly from new highs set in February, although an equally rapid recovery in April has left major indexes only about 15% off those February highs. Credit markets also experienced a significant shock, with 10-year U.S. treasury yields declining approximately 100 bps between late February and early March, and exhibiting a high degree of volatility since that time. The 10-year yield currently sits near an all-time low at approximately 0.7%. Also since late February, shorter-dated treasury rates have approached zero, while the 30-year rate has traded at historic lows below 1.50%. At the same time, corporate credit spreads have increased dramatically. Although the magnitude of these increased spreads has moderated to some degree in the early part of the second quarter, credit markets continue to experience significant volatility, and certain sectors, such as energy and real estate, are under considerable stress. Additionally, commodity markets, in particular for oil, have experienced dramatic declines in prices.

Effect on VRIAC - Financial Condition, Capital and Liquidity

Because both public health and economic circumstances are changing so rapidly at present, it is impossible to predict how COVID-19 will affect VRIAC’s future financial condition. Absent a further significant and prolonged market shock, however, we do not anticipate a material effect on our balance sheet or liquidity. Our capital levels remain strong and significantly above our targets.

Although several ratings agencies have changed their industry outlooks for U.S. life insurance companies, we have not had any change to our financial strength ratings.

Our dividends-paying capacity could decline if asset impairments significantly increase, or our asset portfolio experiences a material number of ratings downgrades and we are required to hold additional amounts of risk-based capital. If this effect is pronounced, as might be the case in an extended or particularly deep recession, the impact on our parent holding company liquidity could be significant. In such a case, Voya would need to consider additional steps to preserve liquidity at the holding company.

Effect on VRIAC - Results of Operations

Predicting with accuracy the consequences of COVID-19 on our results of operations is impossible. Based on current information, however, we believe that the most significant effects of adverse economic conditions will be on our fee-based income, with net investment income experiencing milder effects. Underwriting income, which will principally be affected by increases to mortality and morbidity due to the disease, could also face significant declines, particularly under severe epidemiological scenarios.

We believe the primary consequences of COVID-19 will result from changes in equity prices, interest rates and spreads, and increased market volatility. Our business will also be affected by reduced participant counts and AUM/AUA, due to:

•	lower forecasted sales volumes, particularly in corporate markets, as companies delay new plan RFPs, offset in part by anticipated lower plan surrenders;

•	a decline in deposits, as plan sponsors suspend or reduce matching contributions;

•	furloughs and terminations of plan participants; and

•	an increase in participant loans. hardship withdrawals, and qualifying CARES Act distributions and withdrawals, offset to some extent by a reduction in required minimum distributions.

The recently enacted federal CARES Act eliminates many disincentives for plan withdrawals and loans, although it has not yet resulted in any significant increase in withdrawals or loans among our plan participants. Although some CARES Act provisions automatically apply to participants and plans without further action, those provisions that significantly relax restrictions on loans and distributions must be affirmatively elected by plan sponsors. Based on our experience to date, we believe that a significant number of employers, particularly those who sponsor smaller plans, will decline to adopt these provisions.

Full-service corporate revenues will be affected more significantly by reduced AUM than by declines in participant counts, while the converse is true for recordkeeping.

In aggregate, we anticipate near-term pressure on net flows and earnings, with effects weighted more heavily towards our full-service corporate markets business and less on our recordkeeping business. Longer-term effects will depend significantly on equity market performance and prevailing interest rate levels, as well as the magnitude and duration of elevated unemployment levels. We believe that expense reductions and other management actions would be available to offset a portion of any impact.

Effects on fee income or net investment income could be material to our results, particularly if a recession were to be deeper or more prolonged than we currently anticipate, although we do not currently believe that such effects will materialize in the near term. And although longer-term effects are more difficult to judge should adverse economic conditions persist, we currently believe that sufficient management actions should be available, particularly with respect to expenses and capital management, to meaningfully offset the effect of such conditions in 2021.

Fee income is affected significantly by levels of AUM, which in turn depends on average daily equity market prices throughout the quarter. Although equity prices had declined materially by the end of the first quarter, average daily prices for the quarter were significantly higher than in the first quarter of 2019. Accordingly, the effect on our fee income of the decline in equity prices experienced in the first quarter is likely to be more pronounced in the second quarter.

Effect on Business Operations

The mandatory business shutdowns and stay-at-home orders implemented in most states have required us to make significant changes to the way in which we conduct day-to-day business. Although our business has been deemed an essential service in most or all jurisdictions in which we operate, the vast majority of our employees have been working from home since March 2020. Based on our experience to date, this transition has been very successful. In particular, our customer service and IT functions have exhibited a high degree of performance under these conditions. Although we have begun preparations for an eventual return to a traditional office-based workforce, it is currently unclear when or in what manner that may happen.

Despite this considerable success, like others in our industry we are experiencing some adverse effects from such a significant change to our business model. Sales visits, client presentations, and other direct customer contact opportunities have moved to virtual interactions, and many clients or potential clients have reduced their sales-related activity, which has affected sales pipelines and other revenue sources. Activities such as transaction processing and document handling, which generally require physical presence within our offices, have continued without incident, but are made more difficult with only skeleton staff available on-site.

The transition to work-from-home also increases vulnerabilities to cybersecurity threats and other fraudulent activities. Although we are remaining vigilant on this issue and have not experienced any significant incidents, we are expending a substantial amount of resources to defend against potential attacks,which may occur while in this state of heightened risk.

In addition, our business process and IT operations depend to a significant extent on outsourcing providers and a joint venture based in India, which is currently subject to a strict countrywide lockdown that requires the employees of these companies to work from home. Although our joint venture operations did not experience any notable disruptions from this transition, several outsourcing providers have experienced difficulty in moving their employee bases to a work-from-home arrangement. While these difficulties have not yet materially interfered with our business operations, there is a risk of future disruptions, particularly if the Indian lockdown persists for an extended period of time.

Results of Operations

($ in millions)	Three Months Ended March 31,
	2020	2019
Revenues:
Net investment income	$439	$394
Fee income	222	205
Premiums	5	9
Broker-dealer commission revenue	1	1
Net realized capital gains (losses):
Total impairments	(7)	(20)
Other net realized capital gains (losses)	(85)	(4)
Total net realized capital gains (losses)	(92)	(24)
Other revenue	(1)	6
Total revenues	574	591
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	209	255
Operating expenses	298	285
Broker-dealer commission expense	1	1
Net amortization of Deferred policy acquisition costs and Value of business acquired	37	6
Total benefits and expenses	545	547
Income (loss) before income taxes	29	44
Income tax expense (benefit)	(5)	(1)
Net income (loss)	$34	$45

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Revenues

Net investment income increased by $45 million from $394 million to $439 million primarily due to:

•	higher alternative investment income; and

•	higher income due to a change in the mix of portfolio assets in the current period.

Fee income increased by $17 million from $205 million to $222 million primarily due to:

•	an increase in separate account performance.

Total net realized capital losses increased by $68 million from $24 million to $92 million primarily due to:

•
unfavorable changes in the fair value of embedded derivatives on product guarantees as the result of interest rate movements and the impact of non-performance risk in the current period compared to the prior period; and

•	unfavorable changes in equity securities, available for sale primarily due to a negative valuation on Interserve common and preferred stock holdings.

The increase was partially offset by:

•	favorable changes in the fair values of derivatives due to interest rate movements; and

•	favorable changes in fixed maturities, using the fair value option due to interest rate movements and spread changes.

Other revenue decreased by $7 million from a positive of $6 million to a negative $1 million primarily due to an unfavorable change in market value adjustments.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased by $46 million from $255 million to $209 million primarily due to favorable changes in the fair value of embedded derivatives on reinsurance.

Net amortization of DAC and VOBA increased by $31 million from $6 million to $37 million primarily due to:

•	unfavorable unlocking in the current period compared to the prior period related to separate account performance and variable fund net flow;

•	higher amortization driven by the change in the embedded derivative associated with the recapture of a reinsurance agreement; and

•	unfavorable unlocking in current period due to an update in assumptions related to expected surrender of the State of Tennessee.

The increase was partially offset by:

•	favorable unlocking in the current period driven by fixed fund net flow and higher than expected internal replacement activities in the prior period that did not reoccur this period; and

•	lower amortization due to lower gross profits.

Income tax benefit increased by $4 million from $1 million to $5 million primarily due to:

•	a decrease in income before income taxes; and

•	an increase in tax credits.

The increase was partially offset by:

•	a decrease in the dividends received deduction ("DRD").

Net income decreased by $11 million from $45 million to $34 million primarily due to:

•	higher Net realized capital losses

•	higher Net amortization of DAC and VOBA; and

•	lower Other revenue.

The decrease was partially offset by:

•	lower Interest credited and other benefits to contract owners/policyholders;

•	higher Net investment income;

•	higher Fee income; and

•	higher Income tax benefit.

Financial Condition

Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2020		December 31, 2019
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$23,909	72.3%	$25,153	75.3%
Fixed maturities, at fair value using the fair value option	1,644	5.0%	1,479	4.4%
Equity securities, at fair value	73	0.2%	80	0.2%
Short-term investments(1)	—	—%	—	—%
Mortgage loans on real estate	4,757	14.4%	4,664	14.0%
Policy loans	201	0.6%	205	0.6%
Limited partnerships/corporations	784	2.4%	738	2.2%
Derivatives	719	2.2%	224	0.7%
Securities pledged	919	2.8%	828	2.5%
Other investments	44	0.1%	43	0.1%
Total investments	$33,050	100.0%	$33,414	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	March 31, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$566	2.2%	$799	3.0%
U.S. Government agencies and authorities	19	0.1%	20	0.1%
State, municipalities, and political subdivisions	742	2.9%	808	3.1%
U.S. corporate public securities	7,011	27.0%	7,507	28.4%
U.S. corporate private securities	3,754	14.6%	3,811	14.4%
Foreign corporate public securities and foreign governments(1)	2,423	9.4%	2,497	9.4%
Foreign corporate private securities(1)	3,153	12.2%	3,068	11.6%
Residential mortgage-backed securities	4,138	16.0%	4,169	15.7%
Commercial mortgage-backed securities	2,553	9.9%	2,453	9.2%
Other asset-backed securities	1,478	5.7%	1,340	5.1%
Total fixed maturities, including securities pledged	$25,837	100.0%	$26,472	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$565	2.2%	$691	2.5%
State, municipalities, and political subdivisions	747	3.0%	815	3.0%
U.S. corporate public securities	7,103	28.0%	8,031	29.2%
U.S. corporate private securities	3,776	15.0%	4,066	14.8%
Foreign corporate public securities and foreign governments(1)	2,417	9.5%	2,679	9.8%
Foreign corporate private securities(1)	3,171	12.5%	3,375	12.3%
Residential mortgage-backed securities	3,685	14.5%	3,810	13.9%
Commercial mortgage-backed securities	2,381	9.4%	2,500	9.0%
Other asset-backed securities	1,472	5.8%	1,474	5.4%
Total fixed maturities, including securities pledged	$25,336	100.0%	$27,460	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2020, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$799	$—	$—	$—	$—	$—	$799
U.S. Government agencies and authorities	20	—	—	—	—	—	20
State, municipalities and political subdivisions	749	58	—	—	—	1	808
U.S. corporate public securities	3,084	3,964	392	66	1	—	7,507
U.S. corporate private securities	1,289	2,312	117	85	8	—	3,811
Foreign corporate public securities and foreign governments(1)	1,038	1,364	81	14	—	—	2,497
Foreign corporate private securities(1)	329	2,581	128	30	—	—	3,068
Residential mortgage-backed securities	3,896	212	27	—	14	20	4,169
Commercial mortgage-backed securities	2,229	186	36	2	—	—	2,453
Other asset-backed securities	1,188	131	8	9	4	—	1,340
Total fixed maturities	$14,621	$10,808	$789	$206	$27	$21	$26,472
% of Fair Value	55.2%	40.8%	3.0%	0.8%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	755	59	—	—	—	1	815
U.S. corporate public securities	3,330	4,175	445	69	12	—	8,031
U.S. corporate private securities	1,383	2,471	107	95	10	—	4,066
Foreign corporate public securities and foreign governments(1)	1,089	1,482	92	16	—	—	2,679
Foreign corporate private securities(1)	336	2,858	148	33	—	—	3,375
Residential mortgage-backed securities	3,677	96	3	—	12	22	3,810
Commercial mortgage-backed securities	2,242	196	47	9	6	—	2,500
Other asset-backed securities	1,318	135	11	1	9	—	1,474
Total fixed maturities	$14,840	$11,472	$853	$223	$49	$23	$27,460
% of Fair Value	54.0%	41.8%	3.1%	0.8%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$799	$—	$—	$—	$—	$799
U.S. Government agencies and authorities	20	—	—	—	—	20
State, municipalities and political subdivisions	56	499	194	58	1	808
U.S. corporate public securities	74	437	2,792	3,741	463	7,507
U.S. corporate private securities	62	95	1,238	2,249	167	3,811
Foreign corporate public securities and foreign governments(1)	9	271	818	1,287	112	2,497
Foreign corporate private securities(1)	—	—	410	2,553	105	3,068
Residential mortgage-backed securities	3,107	137	135	305	485	4,169
Commercial mortgage-backed securities	1,043	265	507	545	93	2,453
Other asset-backed securities	259	287	622	135	37	1,340
Total fixed maturities	$5,429	$1,991	$6,716	$10,873	$1,463	$26,472
% of Fair Value	20.5%	7.5%	25.4%	41.1%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	19	—	—	—	—	19
State, municipalities and political subdivisions	55	502	198	59	1	815
U.S. corporate public securities	72	440	2,837	4,185	497	8,031
U.S. corporate private securities	89	120	1,280	2,371	206	4,066
Foreign corporate public securities and foreign governments(1)	8	269	858	1,420	124	2,679
Foreign corporate private securities(1)	—	—	429	2,820	126	3,375
Residential mortgage-backed securities	2,799	136	75	281	519	3,810
Commercial mortgage-backed securities	1,012	240	601	539	108	2,500
Other asset-backed securities	292	312	692	140	38	1,474
Total fixed maturities	$5,037	$2,019	$6,970	$11,815	$1,619	$27,460
% of Fair Value	18.3%	7.4%	25.4%	43.0%	5.9%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $951 million from $63 million to $1,014 million for the three months ended March 31, 2020. As a result of the COVID-19 pandemic, credit markets experienced a significant shock in March. While treasury yields declined during the period, corporate credit spreads have widened dramatically. Unrealized capital losses increased significantly during the quarter, notably in structured securities and energy holdings.

As of March 31, 2020, we held two fixed maturity with unrealized capital loss in excess of $10 million. As of March 31, 2020, the unrealized capital loss on these fixed maturity securities equaled $26 million, or 2.6% of the total unrealized losses. As of December 31, 2019, we held no fixed maturity securities with unrealized capital loss in excess of $10 million.

As of March 31, 2020, we had $1.5 billion of energy sector fixed maturity securities, constituting 5.5% of the total fixed maturities portfolio, with gross unrealized capital losses of $189 million, including one energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $16 million. As of March 31, 2020, our fixed maturity exposure to the energy sector is comprised of 88.4% investment grade securities.

As of December 31, 2019, we held $1.8 billion of energy sector fixed maturity securities, constituting 6.7% of the total fixed maturities portfolio, with gross unrealized capital losses of $18 million, including zero energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $0 million. As of December 31, 2019, our fixed maturity exposure to the energy sector is comprised of 90.5% investment grade securities.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Residential Mortgage-Backed Securities

The following tables present our residential mortgage-backed securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,315	$121	$1	$8	$2,443
Prime Non-Agency	1,766	21	126	2	1,663
Alt-A	44	5	3	5	51
Sub-Prime(1)	29	2	2	—	29
Total RMBS	$4,154	$149	$132	$15	$4,186
(1) Includes subprime other asset backed securities.
	December 31, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,099	$84	$2	$6	$2,187
Prime Non-Agency	1,525	33	8	1	1,551
Alt-A	46	8	—	4	58
Sub-Prime(1)	30	3	—	—	33
Total RMBS	$3,700	$128	$10	$11	$3,829
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$193	$220	$59	$59	$54	$50	$89	$79	$2	$2	$397	$410
2014	253	288	28	28	32	27	16	14	27	27	356	384
2015	176	192	86	83	50	42	84	82	19	15	415	414
2016	28	30	14	14	24	21	40	34	—	—	106	99
2017	72	79	35	33	92	76	60	50	32	26	291	264
2018	85	100	26	21	165	134	81	70	1	1	358	326
2019	114	134	31	27	156	126	215	179	25	22	541	488
2020	—	—	—	—	42	31	47	37	—	—	89	68
Total CMBS	$921	$1,043	$279	$265	$615	$507	$632	$545	$106	$93	$2,553	$2,453

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$193	$212	$35	$36	$50	$51	$94	$99	$2	$3	$374	$401
2014	251	274	29	29	38	39	15	15	21	22	354	379
2015	188	199	77	80	50	51	84	88	19	19	418	437
2016	27	29	11	11	23	24	37	39	6	6	104	109
2017	72	75	34	34	98	102	44	45	32	34	280	290
2018	85	95	21	22	172	178	78	80	—	—	356	375
2019	114	128	27	28	156	157	174	173	24	23	495	509
Total CMBS	$930	$1,012	$234	$240	$587	$602	$526	$539	$104	$107	$2,381	$2,500

As of March 31, 2020, 90.9% and 7.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 89.7% and 7.9% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$221	$206	$238	$216	$546	$472	$12	$9	$20	$10	$1,037	$913
Auto-Loans	1	1	10	10	7	6	—	—	—	—	18	17
Student Loans	14	14	59	59	74	66	1	1	—	—	148	140
Other Loans	38	38	3	3	79	76	128	125	11	11	259	253
Total Other ABS(1)	$274	$259	$310	$288	$706	$620	$141	$135	$31	$21	$1,462	$1,323
(1) Excludes subprime other asset backed securities
	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$235	$234	$237	$238	$542	$534	$12	$11	$21	$18	$1,047	$1,035
Auto-Loans	1	1	10	10	5	5	—	—	—	—	16	16
Student Loans	14	14	59	60	71	72	2	2	—	—	146	148
Other Loans	40	42	3	4	78	80	124	127	3	3	248	256
Total Other ABS(1)	$290	$291	$309	$312	$696	$691	$138	$140	$24	$21	$1,457	$1,455
(1) Excludes subprime other asset backed securities

As of March 31, 2020, 88.7% and 9.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 89.3% and 9.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

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

As of March 31, 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 47.0%. As of December 31, 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 62.3%. We recognized a modest credit loss on commercial mortgage loans during the quarter due to the impact of COVID-19 on our estimated lifetime expected credit loss assumptions.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

Impairments

We evaluate available-for-sale fixed maturities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the policy used to evaluate whether the investments are impaired.

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

As of March 31, 2020, the Company's total European exposure had an amortized cost and fair value of $2,732 million and $2,744 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $260 million, which includes non-financial institutions exposure in Ireland of $76 million, in Italy of $94 million, and in Spain of $53 million. We also had financial institutions exposure in Ireland of $13 million, in Italy of $5 million and in Spain of $19 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,484 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2020, our non-peripheral sovereign exposure was $102 million, which consisted of fixed maturities. We also had $432 million in net exposure to non-peripheral financial institutions with a concentration in France of $71 million, The Netherlands of $50 million, Switzerland of $70 million and the United Kingdom of $216 million. The balance of $1,986 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,257 million, in The Netherlands of $224 million, in Belgium of $144 million, in France of $210 million, in Germany of $123 million, in Switzerland of $175 million and in Russia of $58 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

Legislative and Regulatory Developments

The CARES Act

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which became law on March 27, 2020, provides a range of economic stimulus and relief for individuals and businesses. Among other provisions, the CARES Act created a new category of distribution from most retirement plans and IRAs, a “coronavirus related distribution”, or CRD. Retirement plan participants (subject to sponsor approval) and IRA owners who certify that they have been negatively impacted by COVID-19 may each, through the end of 2020, withdraw up to an aggregate of $100,000 penalty-free, and pay resulting income taxes over a 3-year period or re-contribute the withdrawn amount into a qualified plan or IRA during the same period. It is too early to estimate how much, in the aggregate, CRD withdrawals will reduce our AUM or AUA during 2020, or how much of that amount will be re-contributed to Voya plans and IRAs in the following three years.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•
A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of March 31, 2020, VRIAC had an outstanding receivable of $626 million, and VIPS had a $28 million outstanding payable. As of December 31, 2019, we had an outstanding receivable of $69 million and no outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•
We hold approximately 49.5% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2020, VRIAC had securities lending collateral assets of $776 million, which represents approximately 0.7% of its general account statutory admitted assets. As of December 31, 2019, VRIAC had securities lending collateral assets of $650 million, which represents approximately 2.0% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2020 and 2019, VRIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2020 and March 31, 2019, VRIAC did not pay a dividend or return of capital on its common stock to its Parent.

On March 27, 2020, VFP paid a $20 million dividend to VRIAC, its Parent. During the three months ended March 31, 2019, VFP paid dividends of $20 million to VRIAC.

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

Our financial strength and credit ratings as of the date of this Quarterly Report on Form 10-Q are summarized in the following table.

Company	A.M. Best	Fitch	Moody's	S&P
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	withdrawn	A (3 of 9)	A2 (3 of 9)	A+ (3 of 9)

Rating Agency	Financial Strength Rating Scale
Fitch(1)	"AAA" to "C"
Moody's(2)	"Aaa" to "C"
S&P(3)	"AAA" to "R"
(1) Fitch's financial strength ratings for insurance companies range from "AAA (exceptionally strong)" to "C (distressed)." Long-term credit ratings range from "AAA (highest credit quality)," which denotes exceptionally strong capacity for timely payment of financial commitments, to "D (default)."
(2) Moody’s financial strength ratings for insurance companies range from "Aaa (exceptional)" to "C (lowest)." Numeric modifiers are used to refer to the ranking within the group- with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Long-term credit ratings range from "Aaa (highest)" to "C (default)."
(3) S&P's financial strength ratings for insurance companies range from "AAA (extremely strong)" to "D (default)." Long-term credit ratings range from "AAA (extremely strong)" to "D (default)."

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change. On April 1, Moody’s changed its outlook for the US life insurance sector to negative from stable. In December 2019, Fitch revised its outlook on the life insurance sector to negative from stable.  Subsequently, in March of 2020, Fitch revised its rating outlook for the U.S. life insurance sector to negative from stable.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Due to the COVID-19 pandemic, a significant portion of our employees are now working from home, while also under shelter-in-place orders or other restrictions. Established business continuity plans were activated in order to mitigate the impact to our operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report on Form 10-K") filed with the Securities and Exchange Commission. In addition, please see "Management’s Narrative Analysis of the Results of Operations and Financial Condition" Part I, Item 2. of this Quarterly Report on Form 10-Q.

The COVID-19 pandemic has had, and is likely to continue to have, adverse effects on our financial condition and results of operations.

Many businesses around the world, including ours, have been significantly affected by the global outbreak of COVID-19 disease. Since March 2020, when the disease first became widespread, global financial markets have experienced a period of extreme volatility. These market events, which include a significant drop in equity prices, extreme volatility in U.S. Treasury yields, a significant widening in credit spreads, and dramatic declines in commodity prices, especially for oil, adversely affected our first quarter 2020 financial results and are likely to continue to have adverse effects on our business for the next several quarters or longer. These adverse effects, which could be material, may include:

•
Increased impairments or credit rating downgrades within our general account portfolio, which consume our excess capital and reduce our dividend capacity. Although we currently believe that we have adequate liquidity for the foreseeable future, if our asset portfolio were to experience a material amount of impairments or ratings downgrades, Voya Financial might require us to maintain additional statutory capital and would need to consider additional steps to preserve liquidity at the holding company;

•
Declines in fee revenues from lower AUM/AUA and plan participant counts, as a result of increased unemployment and furloughs, lower asset prices, suspensions or reductions in participant plan deposits or employer matching contributions, and an increase in plan loans and withdrawals;

•	Decreased spread-based revenues due to lower interest rates;

•	Material harm to the financial condition of our reinsurers, which would increase the probability of default on reinsurance recoveries; and

•	Reduced sales levels due to decreased RFP activity or delayed decision making by our clients or prospective clients.

We have also faced, and are likely to continue to face, disruption of our normal business operations, including the ability to interact with existing or potential clients. The mandatory business shutdowns and stay-at-home orders implemented in most states have required us to make significant changes to the way in which we conduct day-to-day business. Although our business has been deemed an essential service in most or all jurisdictions in which we operate, the vast majority of our employees have been working from home since March 2020. If significant portions of our workforce, including key personnel, are unable to work effectively due to these remote working arrangements, or if governments impose more severe restrictions on business activity, the impact of COVID-19 on our business could be exacerbated.

In addition, our business process and IT operations depend to a significant extent on outsourcing providers and a joint venture based in India, which is currently subject to a strict countrywide lockdown that requires the employees of these companies to work from home. Although our joint venture operations did not experience any notable disruptions from this transition, several outsourcing providers have experienced difficulty in moving their employee bases to a work-from-home arrangement. While these difficulties have not yet materially interfered with our business operations, there is a risk of future disruptions, particularly if the Indian lockdown persists for an extended period of time.

The transition to work-from-home also increases vulnerabilities to cybersecurity threats and other fraudulent activities. Although we are remaining vigilant on this issue and have not experienced any significant incidents, we are expending a substantial amount of resources to defend against potential attacks, which may occur while in this state of heightened risk.

The extent to which COVID-19 will continue to negatively affect our business operations, potentially in a material manner, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, macroeconomic conditions, the continued effectiveness of our business continuity plan (including work-from-home arrangements and staffing in operational facilities), the direct and indirect impact of the pandemic on our employees, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

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

May 14, 2020			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neill
Francis G. O'Neill
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

