Form 10-Q
period 2020-06-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2020-08-13
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
As of August 12, 2020, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended June 30, 2020

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiary.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (xi) changes in the policies of governments and/or regulatory authorities; and (xii) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the fixed and variable annuities business that it sold to VA Capital LLC on June 1, 2018, including the transition services on the expected timeline and economic terms or at all, (xiii) our parent company Voya Financial Inc.'s ability to successfully complete the Individual Life Transaction (as defined below) on the expected economic terms or at all. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 033-23376) (the "Annual Report on Form 10-K"), and "Risk Factors" in this Quarterly Report on Form 10-Q.

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
Condensed Consolidated Balance Sheets
June 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $23,613 as of 2020 and $23,107 as of 2019; allowance for credit losses of $5 as of 2020)	$26,156	$25,153
Fixed maturities, at fair value using the fair value option	1,788	1,479
Equity securities, at fair value (cost of $113 as of 2020 and $73 as of 2019)	110	80
Mortgage loans on real estate, net of valuation allowance of $0 as of 2019	4,731	4,664
Less: Allowance for credit losses	55	—
Mortgage loans on real estate, net	4,676	4,664
Policy loans	195	205
Limited partnerships/corporations	753	738
Derivatives	677	224
Securities pledged (amortized cost of $556 as of 2020 and $749 as of 2019)	648	828
Other investments	44	43
Total investments	35,047	33,414
Cash and cash equivalents	364	512
Short-term investments under securities loan agreements, including collateral delivered	1,225	917
Accrued investment income	300	293
Premiums receivable and reinsurance recoverable	1,267	1,304
Less: Allowance for credit losses	2	—
Premiums receivable and reinsurance recoverable, net	1,265	1,304
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	407	608
Short-term loan to affiliate	254	69
Current income tax recoverable	6	9
Due from affiliates	81	67
Property and equipment	59	60
Other assets	223	255
Assets held in separate accounts	75,740	78,713
Total assets	$114,971	$116,221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$31,958	$31,142
Payable for securities purchased	103	5
Payables under securities loan agreements, including collateral held	1,164	865
Due to affiliates	80	95
Derivatives	736	285
Deferred income taxes	383	304
Other liabilities	296	369
Liabilities related to separate accounts	75,740	78,713
Total liabilities	110,460	111,778

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2020 and 2019; $50 par value per share)	3	3
Additional paid-in capital	2,873	2,873
Accumulated other comprehensive income (loss)	1,535	1,292
Retained earnings (deficit)	100	275
Total shareholder's equity	4,511	4,443
Total liabilities and shareholder's equity	$114,971	$116,221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		(As Adjusted)		(As Adjusted)
Revenues:
Net investment income	$385	$428	$824	$822
Fee income	202	217	424	422
Premiums	7	10	12	19
Broker-dealer commission revenue	—	—	1	1
Net realized capital gains (losses):
Total impairments	(24)	(1)	(31)	(21)
Other net realized capital gains (losses)	(5)	(1)	(90)	(5)
Total net realized capital gains (losses)	(29)	(2)	(121)	(26)
Other revenue	—	3	(1)	9
Total revenues	565	656	1,139	1,247
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	213	269	422	524
Operating expenses	243	253	541	538
Broker-dealer commission expense	—	—	1	1
Net amortization of Deferred policy acquisition costs and Value of business acquired	6	3	43	9
Total benefits and expenses	462	525	1,007	1,072
Income (loss) before income taxes	103	131	132	175
Income tax expense (benefit)	10	16	5	15
Net income (loss)	$93	$115	$127	$160

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$93	$115	$127	$160
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,269	498	309	1,131
Impairments	—	1	—	1
Pension and other postretirement benefits liability	(1)	(1)	(1)	(1)
Other comprehensive income (loss), before tax	1,268	498	308	1,131
Income tax expense (benefit) related to items of other comprehensive income (loss)	266	105	65	236
Other comprehensive income (loss), after tax	1,002	393	243	895
Comprehensive income (loss)	$1,095	$508	$370	$1,055

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of April 1, 2020	$3	$2,873	$533	$301	3,710
Adjustment for adoption of ASU 2016-13	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	93	93
Other comprehensive income (loss), after tax	—	—	1,002	—	1,002
Total comprehensive income (loss)					1,095
Dividends paid and distributions of capital	—	—	—	(294)	(294)
Balance as of June 30, 2020	$3	$2,873	$1,535	$100	4,511

Balance as of April 1, 2019 - As adjusted	$3	$2,816	$747	$416	$3,982
Comprehensive income (loss):
Net income (loss)	—	—	—	115	115
Other comprehensive income (loss), after tax	—	—	393	—	393
Total comprehensive income (loss)					508
Dividends paid and distributions of capital	—	—	—	(396)	(396)
Balance as of June 30, 2019	$3	$2,816	$1,140	$135	4,094

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2020	$3	$2,873	$1,292	$275	4,443
Adjustment for adoption of ASU 2016-13	—	—	—	(8)	(8)
Comprehensive income (loss):
Net income (loss)	—	—	—	127	127
Other comprehensive income (loss), after tax	—	—	243	—	243
Total comprehensive income (loss)					370
Dividends paid and distributions of capital	—	—	—	(294)	(294)
Balance as of June 30, 2020	$3	$2,873	$1,535	$100	4,511

Balance as of January 1, 2019 (As adjusted)	$3	$2,816	$108	$508	3,435
Adjustment for adoption of ASU 2018-02	—	—	137	(137)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	160	160
Other comprehensive income (loss), after tax	—	—	895	—	895
Total comprehensive income (loss)					1,055
Dividends paid and distributions of capital	—	—	—	(396)	(396)
Balance as of June 30, 2019	$3	$2,816	$1,140	$135	4,094

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$528	$659
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,691	2,285
Equity securities	1	—
Mortgage loans on real estate	202	387
Limited partnerships/corporations	30	31
Acquisition of:
Fixed maturities	(2,241)	(2,324)
Equity securities	(30)	—
Mortgage loans on real estate	(269)	(215)
Limited partnerships/corporations	(89)	(81)
Derivatives, net	118	84
Policy loans, net	10	3
Short-term loan to affiliate, net	(185)	—
Collateral received (delivered), net	(10)	(155)
Other investments, net	1	(3)
Net cash (used in) provided by investing activities	(771)	12
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,591	1,611
Maturities and withdrawals from investment contracts	(2,255)	(2,014)
Settlements on deposit contracts	(1)	(2)
Proceeds from loans with affiliates	54	46
Dividends paid and distributions of capital	(294)	(396)
Net cash provided by (used in) financing activities	95	(755)
Net decrease in cash and cash equivalents	(148)	(84)
Cash and cash equivalents, beginning of period	512	371
Cash and cash equivalents, end of period	$364	$287

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

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC for no cash consideration. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability. This transaction was accounted for under the accounting guidance for transactions under common control which requires that financial statements reflect the transferred business for all prior periods as if the transfer occurred as of the beginning of the first period presented. As such, the Consolidated Financial Statements for the prior periods presented have been restated to reflect the transfer of VIPS and VRA to VRIAC. The related impact to the previously reported Net income (loss) for the six months ended June 30, 2019 was a decrease in net income of $34. In addition to these non-insurance subsidiaries, VRIAC also has the wholly-owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2020, its results of operations, comprehensive income and changes in shareholder's equity for the three and six months ended June 30, 2020 and 2019, and its statements of cash flows for the six months ended June 30, 2020 and 2019, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

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

•Investments: Mortgage Loans on Real Estate,
•Impairments, and
•Reinsurance.

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

The Company uses the following methodology and significant inputs in determining whether a credit loss exists:

•When determining collectability and the period over which the value is expected to recover for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company applies the same considerations utilized in its overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from the Company's best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that includes, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.
•Additional considerations are made when assessing the unique features that apply to certain structured securities, such as subprime, Alt-A, non-agency RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratios; debt service coverage ratios; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.
•When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company's best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions.
•The Company performs a discounted cash flow analysis comparing the current amortized cost of a security to the present value of future cash flows expected to be received, including estimated defaults and prepayments. The discount rate is generally the effective interest rate of the fixed maturity prior to impairment.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, "Financial Services - Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts" ("ASU 2018-12"), which changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers. In October, 2019, the FASB voted to amend the effective date of ASU 2018-12 for public business entities that are required to file with the SEC to fiscal years beginning after December 15, 2021, including interim periods, with early adoption permitted. On July 9, 2020, the FASB issued an exposure draft proposing to defer the effective date of ASU 2018-12 by one year for all insurance entities and to provide transition relief to facilitate early application of ASU 2018-12. This exposure draft has a 45 day comment period ending on August 24, 2020. The Company is currently in the process of evaluating the provisions of ASU 2018-12. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2. Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2020:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$537	$213	$—	$—	$750	$—
U.S. Government agencies and authorities	18	1	—	—	19	—
State, municipalities and political subdivisions	734	106	—	—	840	—
U.S. corporate public securities	6,941	1,227	38	—	8,130	—
U.S. corporate private securities	3,774	458	31	—	4,201	—
Foreign corporate public securities and foreign governments(1)	2,412	311	11	—	2,712	—
Foreign corporate private securities(1)	3,078	224	29	—	3,272	1
Residential mortgage-backed securities	4,320	188	36	15	4,486	1
Commercial mortgage-backed securities	2,650	178	116	—	2,712	—
Other asset-backed securities	1,493	18	38	—	1,470	3
Total fixed maturities, including securities pledged	25,957	2,924	299	15	28,592	5
Less: Securities pledged	556	98	6	—	648	—
Total fixed maturities	$25,401	$2,826	$293	$15	$27,944	$5
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2020, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$824	$832
After one year through five years	3,324	3,501
After five years through ten years	5,528	6,080
After ten years	7,818	9,511
Mortgage-backed securities	6,970	7,198
Other asset-backed securities	1,493	1,470
Fixed maturities, including securities pledged	$25,957	$28,592

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2020 and December 31, 2019, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2020
Communications	$983	$201	$1	$1,183
Financial	2,560	389	7	2,942
Industrial and other companies	6,956	896	35	7,817
Energy	1,562	178	41	1,699
Utilities	2,968	433	2	3,399
Transportation	852	80	19	913
Total	$15,881	$2,177	$105	$17,953

December 31, 2019
Communications	$1,002	$156	$—	$1,158
Financial	2,650	302	—	2,952
Industrial and other companies	7,053	667	11	7,709
Energy	1,675	185	18	1,842
Utilities	2,913	294	1	3,206
Transportation	856	78	2	932
Total	$16,149	$1,682	$32	$17,799

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2020 and December 31, 2019, approximately 48.3% and 48.4%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

As of June 30, 2020 and December 31, 2019, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2020 and December 31, 2019, the fair value of loaned securities was $549 and $715, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2020 and December 31, 2019, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $489 and $650, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, liabilities to return collateral of $489 and $650, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2020 and December 31, 2019, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $79 and $91, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	June 30, 2020 (1)(2)	December 31, 2019 (1)(2)
U.S. Treasuries	$101	$109
U.S. Government agencies and authorities	4	—
U.S. corporate public securities	272	447
Foreign corporate public securities and foreign governments	190	185
Equity Securities	1	—
Payables under securities loan agreements	$568	$741
(1) As of June 30, 2020 and December 31, 2019, borrowings under securities lending transactions include cash collateral of $489 and $650, respectively.
(2) As of June 30, 2020 and December 31, 2019, borrowings under securities lending transactions include non-cash collateral of $79 and $91, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $752 and $738 as of June 30, 2020 and December 31, 2019, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

Six Months Ended June 30, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2020	$—	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	1	—	1	3	5
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Balance at June 30, 2020	$1	$—	$1	$3	$5

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of the date indicated:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
June 30, 2020	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$—	$—	—	$—	$—	—	$—	$—	—
State, municipalities and political subdivisions	21	—	10	—	—	—	21	—	10
U.S. corporate public securities	478	29	90	41	9	12	519	38	102
U.S. corporate private securities	297	10	31	79	21	9	376	31	40
Foreign corporate public securities and foreign governments	135	8	38	17	3	6	152	11	44
Foreign corporate private securities	314	28	31	46	1	6	360	29	37
Residential mortgage-backed	711	28	142	135	8	54	846	36	196
Commercial mortgage-backed	1,119	115	224	9	1	1	1,128	116	225
Other asset-backed	764	21	183	278	17	102	1,042	38	285
Total	$3,839	$239	749	$605	$60	190	$4,444	$299	939

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
*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of June 30, 2020. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. See the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements for the policy used to evaluate whether the investments are impaired.
Gross unrealized capital losses on fixed maturities, including securities pledged, increased $236 from $63 to $299 for the six months ended June 30, 2020. The increase in gross unrealized capital losses was primarily due to non-credit related market factors.

At June 30, 2020, $6 of the total $299 of gross unrealized losses were from 2 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2020		2019
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities, and political subdivisions	$—	5	$—		—
U.S. corporate public securities	5	36	—		—
U.S. corporate private securities	—	1	—		—
Foreign corporate public securities and foreign governments(1)	1	20	1		1
Foreign corporate private securities(1)	—	7	—		—
Residential mortgage-backed	1	27	—	*	7
Commercial mortgage-backed	16	94	—		—
Other asset-backed	1	60	—	*	1
Limited partnerships	—	—	—		—
Total	$24	250	$1		9
Credit Impairments	$—		$—
Intent Impairments	$24		$1
(1) Primarily U.S. dollar denominated.
*Less than $1.
	Six Months Ended June 30,
	2020		2019
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities, and political subdivisions	$—	5	$—		—
U.S. corporate public securities	11	38	—		—
U.S. corporate private securities	—	1	—		—
Foreign corporate public securities and foreign governments(1)	1	20	1		1
Foreign corporate private securities(1)	—	7	18		3
Residential mortgage-backed	2	32	—	*	13
Commercial mortgage-backed	16	95	—		—
Other asset-backed	1	60	—	*	3
Limited partnerships	—	—	—		—
Total	$31	258	$19		20
Credit Impairments	$—		$18
Intent Impairments	$31		$1
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended June 30, 2020 intent impairments in the amount of $$24 were recorded on assets designated to be included in the reinsurance agreement associated with the Individual Life Transaction.

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three and six months ended June 30, 2020, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring. For the three and six months ended June 30, 2019, the Company did not have any new commercial mortgage loan and had one new private placement troubled debt restructuring with a pre-modification cost basis of $74 and post-modification carrying value of $57.

For the three and six months ended June 30, 2020 and June 30, 2019, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of June 30, 2020 and December 31, 2019, respectively.

	As of June 30, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$98	$131	$28	$—	$—	$257
2019	253	158	87	15	—	513
2018	115	100	90	—	—	305
2017	518	360	17	—	—	895
2016	397	285	6	—	—	688
2015	393	90	—	—	—	483
2014 and prior	1,222	344	24	—	—	1,590
Total	$2,996	$1,468	$252	$15	$—	$4,731

	As of December 31, 2019
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$—	$—	$—	$—	$—	$—
2019	85	96	145	170	26	522
2018	4	88	110	133	14	349
2017	101	244	566	13	10	934
2016	46	150	470	31	—	697
2015	10	343	168	8	—	529
2014 and prior	134	252	1,093	154	—	1,633
Total	$380	$1,173	$2,552	$509	$50	$4,664

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of June 30, 2020 and December 31, 2019, respectively.

	As of June 30, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$217	$30	$10	$—	$—	$257
2019	393	78	42	—	—	513
2018	194	17	63	31	—	305
2017	466	222	140	67	—	895
2016	603	62	23	—	—	688
2015	451	30	2	—	—	483
2014 and prior	1,335	135	74	46	—	1,590
Total	$3,659	$574	$354	$144	$—	$4,731

	As of December 31, 2019
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$—	$—	$—	$—	$—	$—
2019	353	127	42	—	—	522
2018	236	3	60	50	—	349
2017	481	238	133	82	—	934
2016	615	59	23	—	—	697
2015	492	32	—	5	—	529
2014 and prior	1,358	128	88	59	—	1,633
Total	$3,535	$587	$346	$196	$—	$4,664

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of June 30, 2020 and December 31, 2019, respectively.

	As of June 30, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$56	$121	$17	$23	$14	$8	$—	$—	$18	$257
2019	64	129	11	156	54	44	18	11	26	513
2018	49	112	59	35	26	11	—	13	—	305
2017	101	98	362	150	76	60	5	43	—	895
2016	157	131	183	32	73	77	8	21	6	688
2015	111	135	101	31	42	48	10	5	—	483
2014 and prior	431	308	244	116	166	137	41	117	30	1590
Total	$969	$1,034	$977	$543	$451	$385	$82	$210	$80	$4,731

	As of December 31, 2019
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2019	63	127	26	155	53	43	18	11	26	522
2018	50	132	60	43	26	11	—	12	15	349
2017	103	99	396	151	77	60	5	43	—	934
2016	158	132	187	32	75	77	9	21	6	697
2015	125	160	103	34	43	50	10	4	—	529
2014 and prior	445	316	247	122	168	142	42	121	30	1633
Total	$944	$966	$1,019	$537	$442	$383	$84	$212	$77	$4,664

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of June 30, 2020 and December 31, 2019, respectively.

	As of June 30, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$44	$8	$98	$107	$—	$—	$—	$257
2019	33	89	290	81	20	—	—	513
2018	50	79	137	17	4	18	—	305
2017	102	427	217	145	4	—	—	895
2016	130	249	146	144	8	7	4	688
2015	122	182	67	51	19	42	—	483
2014 and prior	711	133	289	223	67	127	40	1590
Total	$1,192	$1,167	$1,244	$768	$122	$194	$44	$4,731

	As of December 31, 2019
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—
2019	33	90	299	81	19	—	—	522
2018	52	91	152	32	4	18	—	349
2017	104	461	218	147	4	—	—	934
2016	131	254	147	146	8	7	4	697
2015	148	185	69	62	23	42	—	529
2014 and prior	730	135	300	229	69	130	40	1633
Total	$1,198	$1,216	$1,185	$697	$127	$197	$44	$4,664

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

June 30, 2020
Allowance for credit losses, balance at January 1	$12
Credit losses on mortgage loans for which credit losses were not previously recorded	3
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	40
Provision for expected credit losses	55
Writeoffs	—
Recoveries of amounts previously written off	—
Allowance for credit losses, end of period	$55

COVID-19 is driving the allowance increase for the Commercial Mortgage Loan portfolio. The pandemic first manifested in the economy in March resulting in travel reduction, restaurant closures and work from home situations for most companies. Updated information on the macroeconomic impact of COVID-19 includes higher probability of default and loss given default

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

in the portfolio. As a result of updated model scenarios, the Company observed consistent increases across property types such as apartments, office and retail, but a much larger spike in the hotel sector.

To provide temporary financial assistance to our commercial mortgage loans borrowers adversely effected by COVID-19 related stress, the Company has provided payment forbearance to approximately 7% of the outstanding principal amount of our commercial mortgage loans. Deferred payment amounts are expected to be repaid across the 12 months following the end of the agreed upon forbearance period. No modifications to any commercial mortgage loans have been made as of the issuance date of this filing.

The following table presents past due commercial mortgage loans as of the dates indicated:

	June 30, 2020	December 31, 2019
Delinquency:
Current	$4,726	$4,664
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	5	—
Total	$4,731	$4,664

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of June 30, 2020, the Company had one commercial mortgage loans in non-accrual status. As of December 31, 2019, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the six months ended June 30, 2020 and at December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of June 30, 2020.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed maturities	$398	$354	$771	$706
Equity securities	2	1	4	3
Mortgage loans on real estate	50	55	100	109
Policy loans	4	2	6	4
Short-term investments and cash equivalents	—	1	1	2
Other	(51)	32	(21)	33
Gross investment income	403	445	861	857
Less: Investment expenses	18	17	37	35
Net investment income	$385	$428	$824	$822

As of June 30, 2020 and December 31, 2019, the Company had $12 and $0, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed maturities, available-for-sale, including securities pledged	$(3)	$3	$(21)	$(13)
Fixed maturities, at fair value option	(39)	53	16	77
Equity securities	6	3	1	4
Derivatives	6	(50)	52	(82)
Embedded derivatives - fixed maturities	—	1	4	2
Guaranteed benefit derivatives	39	(13)	(130)	(13)
Other investments	(38)	1	(43)	(1)
Net realized capital gains (losses)	$(29)	$(2)	$(121)	$(26)

For the three and six months ended June 30, 2020, the change in fair value of equity securities still held as of June 30, 2020 was $6 and $1, respectively. For the three and six months ended June 30, 2019, the change in fair value of equity securities still held as of June 30, 2019 was $3 and $4, respectively.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds on sales	$583	$352	$860	$1,575
Gross gains	56	7	61	19
Gross losses	39	3	52	14

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$23	$—	$—	$23	$—	$—
Foreign exchange contracts	667	55	—	652	10	18
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	18,888	620	731	18,640	210	261
Foreign exchange contracts	81	—	1	54	—	1
Equity contracts	58	2	2	63	4	3
Credit contracts	197	—	2	182	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	15	—	N/A	11	—
Within products	N/A	—	147	N/A	—	33
Within reinsurance agreements	N/A	—	—	N/A	—	23
Managed custody guarantees	N/A	—	17	N/A	—	—
Total		$692	$900		$235	$341
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2020 and December 31, 2019. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	June 30, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$197	$—	$2
Equity contracts	58	2	2
Foreign exchange contracts	748	55	1
Interest rate contracts	17,007	620	731
		677	736
Counterparty netting(1)		(615)	(615)
Cash collateral netting(1)		(58)	(121)
Securities collateral netting(1)		(2)	—
Net receivables/payables		$2	$—
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2020, the Company held $62 and pledged $121 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, the Company held $7 and delivered $55 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2020, the Company delivered $99 of securities and held $5 of securities as collateral. As of December 31, 2019, the Company delivered $113 of securities and held no securities as collateral.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended June 30,
	2020		2019
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net Investment Income	Net Investment Income	Net Investment Income	Net Investment Income
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$1	$(16)	$1	$16
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	$2	$—	$3

	Six Months Ended June 30,
	2020		2019
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net Investment Income	Net Investment Income	Net Investment Income	Net Investment Income
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$2	$61	$2	$8
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	5	—	5

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended June 30,
	2020		2019
	Net Investment Income	Other net realized capital gains/(losses)	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$385	$(5)	$428	$(1)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	3	—

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30,
	2020		2019
	Net Investment Income	Other net realized capital gains/(losses)	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$824	$(90)	$822	$(5)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	5	—	5	—

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$3	$(50)
Foreign exchange contracts	Other net realized capital gains (losses)	$—	$1
Equity contracts	Other net realized capital gains (losses)	$1	—
Credit contracts	Other net realized capital gains (losses)	$2	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	$—	$1
Within products	Other net realized capital gains (losses)	$30	$(13)
Within reinsurance agreements	Policyholder benefits	$—	$(39)
Managed custody guarantees	Other net realized capital gains (losses)	9	—
Total		$45	$(100)

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Location of Gain or (Loss) Recognized in Income on Derivative	Six Months Ended June 30,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$45	$(86)
Foreign exchange contracts	Other net realized capital gains (losses)	4	2
Equity contracts	Other net realized capital gains (losses)	—	1
Credit contracts	Other net realized capital gains (losses)	3	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	4	2
Within products	Other net realized capital gains (losses)	(113)	(13)
Within reinsurance agreements	Policyholder benefits	23	(77)
Managed custody guarantees	Other net realized capital gains (losses)	(17)	—
Total		$(51)	$(170)

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4. Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$571	$179	$—	$750
U.S. Government agencies and authorities	—	19	—	19
State, municipalities and political subdivisions	—	840	—	840
U.S. corporate public securities	—	8,069	61	8,130
U.S. corporate private securities	—	3,236	965	4,201
Foreign corporate public securities and foreign governments(1)	—	2,712	—	2,712
Foreign corporate private securities (1)	—	3,093	179	3,272
Residential mortgage-backed securities	—	4,456	30	4,486
Commercial mortgage-backed securities	—	2,712	—	2,712
Other asset-backed securities	—	1,419	51	1,470
Total fixed maturities, including securities pledged	571	26,735	1,286	28,592
Equity securities	16	—	94	110
Derivatives:
Interest rate contracts	7	613	—	620
Foreign exchange contracts	—	55	—	55
Equity contracts	—	2	—	2
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,589	—	—	1,589
Assets held in separate accounts	68,780	6,786	174	75,740
Total assets	$70,963	$34,191	$1,554	$106,708
Percentage of Level to Total	67%	32%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$10	$10
Stabilizer and MCGs	—	—	154	154
Other derivatives:
Interest rate contracts	—	731	—	731
Foreign exchange contracts	—	1	—	1
Equity contracts	—	2	—	2
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	—	—	—
Total liabilities	$—	$736	$164	$900
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2020
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$44	$—	$—	$—	$—	$—	$—	$17	$—	$61	$—	$—
U.S. Corporate private securities	891	—	57	20	—	(9)	(32)	67	(29)	965	—	57
Foreign corporate public securities and foreign governments(1)	3	—	—	—	—	—	—	—	(3)	—	—	—
Foreign corporate private securities(1)	159	—	17	—	—	—	(2)	5	—	179	—	17
Residential mortgage-backed securities	15	(1)	1	23	—	—	—	—	(8)	30	(1)	—
Other asset-backed securities	55	—	1	(4)	—	—	(1)	—	—	51	—	1
Total fixed maturities, including securities pledged	1,167	(1)	76	39	—	(9)	(35)	89	(40)	1,286	(1)	75
Equity securities	58	7	—	30	—	—	(1)	—	—	94	6	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(193)	40	—	—	(1)	—	—	—	—	(154)	—	—
FIA(2)	(9)	(1)	—	—	(1)	—	1	—	—	(10)	—	—
Assets held in separate accounts(4)	141	2	—	33	—	—	—	3	(5)	174	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$—	$(1)	$—	$—	$—	$(2)	$17	$—	$61	$—	$(1)
U.S. Corporate private securities	1,002	1	7	46	—	(10)	(76)	64	(69)	965	—	7
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	190	(1)	(10)	2	—	(4)	(1)	3	—	179	—	(10)
Residential mortgage-backed securities	16	(1)	—	22	—	—	—	—	(7)	30	(1)	—
Other asset-backed securities	48	—	—	4	—	—	(1)	—	—	51	—	—
Total fixed maturities, including securities pledged	1,303	(1)	(4)	74	—	(14)	(80)	84	(76)	1,286	(1)	(4)
Equity securities	63	2	—	30	—	—	(1)	—	—	94	2	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(22)	(131)	—	—	(1)	—	—	—	—	(154)	—	—
FIA(2)	(11)	1	—	—	(1)	—	1	—	—	(10)	—	—
Assets held in separate accounts(4)	115	—	—	80	—	(1)	—	3	(23)	174	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2019
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$52	$—	$—	$—	$—	$—	$(5)	$—	$—	$47	$—
U.S. Corporate private securities	888	—	15	—	—	—	(2)	—	(8)	893	—
Foreign corporate private securities(1)	122	—	3	49	—	—	—	—	—	174	—
Residential mortgage-backed securities	31	(1)	—	—	—	—	—	—	(14)	16	(1)
Commercial mortgage-backed securities	11	—	—	—	—	—	—	—	(11)	—	—
Other asset-backed securities	89	—	—	12	—	—	(1)	—	(40)	60	—
Total fixed maturities, including securities pledged	1,193	(1)	18	61	—	—	(8)	—	(73)	1,190	(1)
Equity securities, available-for-sale	80	3	—	—	—	—	—	—	—	83	3
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(4)	(15)	—	—	—	—	—	—	—	(19)	—
FIA(2)	(11)	2	—	—	(3)	—	1	—	—	(11)	—
Assets held in separate accounts(5)	67	2	—	33	—	—	—	—	—	102	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$28	$—	$1	$—	$—	$—	$(5)	$23	$—	$47	$—
U.S. Corporate private securities	771	—	45	102	—	(6)	(9)	—	(10)	893	—
Foreign corporate private securities(1)	124	(17)	26	97	—	(56)	—	—	—	174	—
Residential mortgage-backed securities	10	(2)	—	8	—	—	—	—	—	16	(2)
Commercial mortgage-backed securities	12	—	—	—	—	—	—	—	(12)	—	—
Other asset-backed securities	94	—	—	11	—	—	(1)	—	(44)	60	—
Total fixed maturities, including securities pledged	1,039	(19)	72	218	—	(62)	(15)	23	(66)	1,190	(2)
Equity securities, available-for-sale	50	4	—	29	—	—	—	—	—	83	4
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(4)	(14)	—	—	(1)	—	—	—	—	(19)	—
FIA(2)	(11)	1	—	—	(3)	—	2	—	—	(11)	—
Assets held in separate accounts(4)	61	3	—	39	—	—	—	3	(4)	102	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2020 and 2019, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$28,592	$28,592	$27,460	$27,460
Equity securities	110	110	80	80
Mortgage loans on real estate	4,731	4,909	4,664	4,912
Policy loans	195	195	205	205
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,589	1,589	1,429	1,429
Derivatives	677	677	224	224
Other Investments	44	44	43	43
Assets held in separate accounts	75,740	75,740	78,713	78,713
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	27,093	35,545	26,337	32,697
Funding agreements with fixed maturities	836	833	877	876
Supplementary contracts, immediate annuities and other	295	375	312	384
Deposit liabilities	—	—	76	152
Derivatives:
Guaranteed benefit derivatives:
FIA	10	10	11	11
Stabilizer and MCGs	154	154	22	22
Other derivatives	736	736	285	285
Short-term debt(2)	55	55	1	1
Long-term debt(2)	3	3	4	4
Embedded derivatives on reinsurance	—	—	23	23
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5. Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2020
	DAC	VOBA		Total
Balance as of January 1, 2020	$288	$305		$593
Impact of ASU 2016-13	2	—		2
Deferrals of commissions and expenses	28	2		30
Amortization:
Amortization, excluding unlocking	(45)	(40)		(85)
Unlocking (1)	6	—		6
Interest accrued	18	18	(2)	36
Net amortization included in the Condensed Consolidated Statements of Operations	(21)	(22)		(43)
Change due to unrealized capital gains/losses on available-for-sale securities	(86)	(101)		(187)
Balance as of June 30, 2020	$211	$184		$395

	2019
	DAC	VOBA		Total
Balance as of January 1, 2019	$536	$551		$1,087
Deferrals of commissions and expenses	27	3		30
Amortization:
Amortization, excluding unlocking	(31)	(27)		(58)
Unlocking (1)	2	10		12
Interest accrued	18	19	(2)	37
Net amortization included in the Condensed Consolidated Statements of Operations	(11)	2		(9)
Change due to unrealized capital gains/losses on available-for-sale securities	(203)	(183)		(386)
Balance as of June 30, 2019	$349	$373		$722
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6. Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	June 30,
	2020	2019
Fixed maturities, net of impairments	$2,625	$1,715
Derivatives(1)	169	137
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(739)	(458)
Premium deficiency reserve adjustment	(278)	(118)
Unrealized capital gains (losses), before tax	1,777	1,276
Deferred income tax asset (liability)	(245)	(139)
Unrealized capital gains (losses), after tax	1,532	1,137
Pension and other postretirement benefits liability, net of tax	3	3
AOCI	$1,535	$1,140
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2020, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $22.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,001		$(419)	$1,582
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	1		—	1
DAC/VOBA and Sales inducements	(542)		113	(429)
Premium deficiency reserve adjustment	(170)		35	(135)
Change in unrealized gains/losses on available-for-sale securities	1,290		(271)	1,019

Derivatives:
Derivatives	(16)	(1)	4	(12)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains/losses on derivatives	(21)		5	(16)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$1,268		$(266)	$1,002
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$497		$(104)	$393
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	16		(3)	13
DAC/VOBA and Sales inducements	(187)	(1)	39	(148)
Premium deficiency reserve adjustment	(69)		14	(55)
Change in unrealized gains/losses on available-for-sale securities	257		(54)	203

Derivatives:
Derivatives	63	(2)	(13)	50
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(11)		2	(9)
Change in unrealized gains/losses on derivatives	52		(11)	41

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$308		$(65)	$243
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$687		$(145)	$542
Impairments	1		—	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(2)		—	(2)
DAC/VOBA and Sales inducements	(166)		35	(131)
Premium deficiency reserve adjustment	(32)		7	(25)
Change in unrealized gains/losses on available-for-sale securities	488		(103)	385

Derivatives:
Derivatives	17	(1)	(4)	13
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		2	(4)
Change in unrealized gains/losses on derivatives	11		(2)	9

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$498		$(105)	$393
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,574		$(329)	$1,245
Impairments	1		—	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	13		(3)	10
DAC/VOBA and Sales inducements	(386)	(1)	81	(305)
Premium deficiency reserve adjustment	(67)		14	(53)
Change in unrealized gains/losses on available-for-sale securities	1,135		(237)	898

Derivatives:
Derivatives	9	(2)	(2)	7
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12)		3	(9)
Change in unrealized gains/losses on derivatives	(3)		1	(2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$1,131		$(236)	$895
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7. Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2020 was 9.7% and 3.8%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rate for the three and six months ended June 30, 2019 was 12.2% and 8.6%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which became effective on March 27, 2020, has not had any significant impact on corporate income tax.

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

Under this agreement, the Company incurred immaterial interest expense for the three and six months ended June 30, 2020. The Company earned $2 and $3 interest income for the three and six months ended June 30, 2020. The Company incurred immaterial interest expense and earned immaterial interest income for the three and six months ended June 30, 2019. As of June 30, 2020, VRIAC had an outstanding receivable of $254, and VIPS had an outstanding payable of $54. As of December 31, 2019, the Company had an outstanding receivable of $69 and no outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9. Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of June 30, 2020, the Company had off-balance sheet commitments to acquire mortgage loans of $55 and purchase limited partnerships and private placement investments of $519.

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

	June 30, 2020	December 31, 2019
Fixed maturity collateral pledged to FHLB(1)	$1,088	$1,087
FHLB restricted stock(2)	44	44
Other fixed maturities-state deposits	14	14
Cash and cash equivalents	5	5
Securities pledged(3)	648	828
Total restricted assets	$1,799	$1,978
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $549 and $715 as of June 30, 2020 and December 31, 2019, respectively. In addition, as of June 30, 2020 and December 31, 2019, the Company delivered securities as collateral of $99 and $113, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2020 and December 31, 2019, the Company had $835 and $877, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, assets with a market value of approximately $1,088 and $1,087, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10. Related Party Transactions
Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three and six months ended June 30, 2020, revenues with affiliated entities related to these agreements were $19 and $42, respectively. For the three and six months ended 2019, revenues with affiliated entities related to these agreements were $22 and $44, respectively. For the three and six months ended June 30, 2020, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $139 and $293, respectively. For the three and six months ended 2019, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $169 and $315, respectively.

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

The following discussion and analysis presents a review of our results of operations for the three and six months ended June 30, 2020 and 2019 and financial condition as of June 30, 2020 and December 31, 2019. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report on Form 10-K").

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

Concurrently with the sale, SLD will enter into reinsurance agreements with ReliaStar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective in-scope individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of Voya Financial. Voya Financial currently expects that these reinsurance transactions will be carried out on a coinsurance basis, with SLD’s reinsurance obligations collateralized in one of three ways: (1) invested assets placed in a comfort trust; (2) funds withheld basis with invested assets remaining on the respective subsidiaries of the Company; or (3) some combination of these two collateralization structures. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") will result in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets.  Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products will be ceded to SLD and related assets will be transferred. During the second quarter of 2020, we recorded $24 million in intent impairments based on assets we expect to transfer to the comfort trust upon closing. Based on values as of June 30, 2020, U.S. GAAP reserves to be ceded for VRIAC are expected to be approximately $3.5 billion and are subject to change until closing.

Furthermore, upon closing of the Individual Life Transaction, we expect to have deferred intangibles in the range of $200 million to $250 million net of tax, subject to changes due to many factors including interest rate movements, other investment valuation items, asset selections and changes to the structure of the reinsurance transactions, including an ultimate reinsurance structure that is not entirely on a coinsurance basis with a comfort trust. The deferred intangibles will consist of (1) existing DAC and VOBA balances for the portion of the transaction that involves a sale through reinsurance and (2) deferred COR (and to the extent policies do not meet risk transfer, a Deposit asset) to be established upon closing of the reinsurance transactions mentioned above. The aggregate deferred intangibles will be amortized as a charge to earnings over the life of the underlying policies.

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

We use the following methodology and significant inputs in determining whether a credit loss exists:

•When determining collectability and the period over which the value is expected to recover for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we apply the same considerations utilized in our overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from our best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that includes, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.
•Additional considerations are made when assessing the unique features that apply to certain structured securities, such as subprime, Alt-A, non-agency RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratio; debt service coverage ratios; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.
•When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we consider the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, we consider in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and our best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions.
•We perform a discounted cash flow analysis comparing the current amortized cost of a security to the present value of future cash flows expected to be received, including estimated defaults and prepayments. The discount rate is generally the effective interest rate of the fixed maturity prior to impairment.

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

COVID-19 and its Effect on the Global Economy

COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. Although the number of reported cases and deaths from COVID-19 has slowed in most parts of the world, the disease continues to spread widely in many U.S. states, among other regions. The persistence of new infections has slowed the reopening of the U.S. economy and, even in countries where restrictions have largely been lifted, economic activity has been slow to recover.

The effects of COVID-19 on the U.S. and global economies have been severe. Based on advance estimates, U.S. GDP declined by 33% in the second quarter of 2020, after a decline of 5% in the first quarter, while the U.S. unemployment rate is near historic highs. Longer-term, the economic outlook is uncertain, but will likely depend in significant part on progress with respect to effective therapies to treat COVID-19 or a vaccine, or on a marked change to public health policy.

In late March and early April 2020, in reaction to the rapidly developing economic turmoil, global financial markets experienced a period of extreme volatility. Equity markets dropped significantly from new highs set in February, although they largely recovered in the second quarter, although volatility remains high. Credit markets have also experienced a significant shock, with 10-year U.S. treasury yields declining approximately 100 bps between late February and early March. The 10-year yield currently sits near an all-time low at approximately 0.6%. Also since late February, shorter-dated treasury rates have approached zero, while the 30-year rate has traded at historic lows below 1.40%. Certain credit market sectors, such as energy, real estate, transportation, and retail, continue to be under considerable stress. Additionally, certain commodity markets, in particular for oil, experienced dramatic declines in prices in the first half of 2020, and have only partially recovered.

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

We believe the primary consequences of COVID-19 will result from changes in equity prices, interest rates and spreads, and increased market volatility. Our business will also be affected by reduced participant counts and AUM/AUA, due to:

•lower forecasted sales volumes, particularly in corporate markets, as companies delay new plan RFPs, offset in part by anticipated lower plan surrenders;
•a decline in deposits, as plan sponsors suspend or reduce matching contributions;
•furloughs and terminations of plan participants; and
•an increase in participant loans. hardship withdrawals, and qualifying CARES Act distributions and withdrawals, offset to some extent by a reduction in required minimum distributions.
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

Fee income is affected significantly by levels of AUM, which in turn depends on average daily equity market prices throughout the quarter. Although equity prices had declined materially by the end of the first quarter, and into early second quarter, equity prices have continued to largely recover from the lows experienced earlier this year. As expected, the effect on our fee income from the decline in equity prices was more pronounced in the second quarter. Despite the recent recovery in equity prices, volatility continues to play a large role in the markets and the ultimate impact on our fee income cannot be predicted.

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

Results of Operations

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net investment income	$385	$428	$824	$822
Fee income	202	217	424	422
Premiums	7	10	12	19
Broker-dealer commission revenue	—	—	1	1
Net realized capital gains (losses):
Total impairments	(24)	(1)	(31)	(21)
Other net realized capital gains (losses)	(5)	(1)	(90)	(5)
Total net realized capital gains (losses)	(29)	(2)	(121)	(26)
Other revenue	—	3	(1)	9
Total revenues	565	656	1,139	1,247
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	213	269	422	524
Operating expenses	243	253	541	538
Broker-dealer commission expense	—	—	1	1
Net amortization of Deferred policy acquisition costs and Value of business acquired	6	3	43	9
Total benefits and expenses	462	525	1,007	1,072
Income (loss) before income taxes	103	131	132	175
Income tax expense (benefit)	10	16	5	15
Net income (loss)	$93	$115	$127	$160

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

Revenues

Net investment income decreased by $43 million from $428 million to $385 million primarily due to:

• lower limited partnership income driven by private equity funds, due negative market environment

The decrease was partially offset by:

•higher income due to growth in general account assets in the current period.

Fee income decreased by $15 million from $217 million to $202 million primarily due to:

• a decrease in separate account performance

Total net realized capital losses increased by $27 million from $2 million to $29 million primarily due to:

•unfavorable changes in fixed maturities, using the fair value option due to interest rate movements and spread changes; and
•unfavorable changes in Other Investments related to the change in CECL allowance for commercial mortgage loans.

This increase was partially offset by:

•favorable changes in the fair values of derivatives due to interest rate movements; and

•favorable changes in the fair value of embedded derivatives on product guarantees as the result of interest rate movements and the impact of non-performance risk in the current period compared to the prior period.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased by $56 million from $269 million to $213 million primarily due to favorable changes in the fair value of embedded derivatives on reinsurance, as well as changes in interest and equity markets, mortality movements and decreases in immediate annuities with life contingencies reserves.

Income tax expense decreased by $6 million from $16 million to $10 million primarily due to:

•a decrease in income before income taxes; and
•an increase in tax credits.

The decrease was partially offset by:

•a decrease in the dividends received deduction ("DRD").

Net income decreased by $22 million from $115 million to $93 million primarily due to:

•lower Net investment income;
•higher Net realized capital losses; and
•lower Fee income.

The decrease was partially offset by:

•lower Interest credited and other benefits to contract owners/policyholders; and
•lower Income tax expense.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

Revenues

Total net realized capital losses increased by $95 million from $26 million to $121 million primarily due to:

•unfavorable changes in the fair value of embedded derivatives on product guarantees as a result of interest rate movements and the impact of non-performance risk in the current period compared to the prior period;
•unfavorable changes in fixed maturities, using the fair value option due to interest rate movements and spread changes; and
•unfavorable changes in Other Investments related to the change in CECL allowance for commercial mortgage loans.

The increase was partially offset by:

•favorable changes in the fair values of derivatives due to interest rate movements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased by $102 million from $524 million to $422 million primarily due to favorable changes in the fair value of embedded derivatives on reinsurance, as well as changes in interest and equity markets and decreases in immediate annuities with life contingencies reserves.

Net amortization of DAC and VOBA increased by $34 million from $9 million to $43 million primarily due to:

•unfavorable unlocking in the current period compared to favorable unlocking in the prior period due to separate account performance;
•unfavorable unlocking in the current period due to conversions of variable investment options from variable annuity contracts to mutual funds custodial agreement; and
•higher amortization driven by the change in the embedded derivative associated with the recapture of a reinsurance agreement.

The increase was partially offset by:
•favorable unlocking in the current period driven by transfers from variable investment options to fixed investment options; and
•favorable unlocking in the current period due to interest rate related realized gains.

Income tax expense decreased by $10 million from $15 million to $5 million primarily due to:

•a decrease in income before income taxes; and
•an increase in tax credits.

The decrease was partially offset by:

•a decrease in the dividends received deduction ("DRD").

Net income decreased by $33 million from $160 million to $127 million primarily due to:

•higher Net realized capital losses; and
•higher Net amortization of DAC and VOBA.

The decrease was partially offset by:

•lower Interest credited and other benefits to contract owners/policyholders; and
•lower Income tax expense.

Financial Condition
Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2020		December 31, 2019
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$26,156	74.6%	$25,153	75.3%
Fixed maturities, at fair value using the fair value option	1,788	5.1%	1,479	4.4%
Equity securities, at fair value	110	0.3%	80	0.2%
Short-term investments(1)	—	—%	—	—%
Mortgage loans on real estate	4,676	13.3%	4,664	14.0%
Policy loans	195	0.6%	205	0.6%
Limited partnerships/corporations	753	2.2%	738	2.2%
Derivatives	677	1.9%	224	0.7%
Securities pledged	648	1.9%	828	2.5%
Other investments	44	0.1%	43	0.1%
Total investments	$35,047	100.0%	$33,414	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	June 30, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$537	2.1%	$750	2.6%
U.S. Government agencies and authorities	18	0.1%	19	0.1%
State, municipalities, and political subdivisions	734	2.8%	840	2.9%
U.S. corporate public securities	6,941	26.6%	8,130	28.4%
U.S. corporate private securities	3,774	14.6%	4,201	14.8%
Foreign corporate public securities and foreign governments(1)	2,412	9.3%	2,712	9.5%
Foreign corporate private securities(1)	3,078	11.9%	3,272	11.4%
Residential mortgage-backed securities	4,320	16.6%	4,486	15.7%
Commercial mortgage-backed securities	2,650	10.2%	2,712	9.5%
Other asset-backed securities	1,493	5.8%	1,470	5.1%
Total fixed maturities, including securities pledged	$25,957	100.0%	$28,592	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$565	2.2%	$691	2.5%
U.S. Government agencies and authorities	19	0.1%	19	0.1%
State, municipalities, and political subdivisions	747	3.0%	815	3.0%
U.S. corporate public securities	7,103	28.0%	8,031	29.2%
U.S. corporate private securities	3,776	15.0%	4,066	14.8%
Foreign corporate public securities and foreign governments(1)	2,417	9.5%	2,679	9.8%
Foreign corporate private securities(1)	3,171	12.5%	3,375	12.3%
Residential mortgage-backed securities	3,685	14.5%	3,810	13.9%
Commercial mortgage-backed securities	2,381	9.4%	2,500	9.0%
Other asset-backed securities	1,472	5.8%	1,474	5.4%
Total fixed maturities, including securities pledged	$25,336	100.0%	$27,460	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2020, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$750	$—	$—	$—	$—	$—	$750
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	781	59	—	—	—	—	840
U.S. corporate public securities	3,160	4,463	434	71	2	—	8,130
U.S. corporate private securities	1,409	2,491	179	113	9	—	4,201
Foreign corporate public securities and foreign governments(1)	1,060	1,515	114	23	—	—	2,712
Foreign corporate private securities(1)	298	2,751	130	91	—	2	3,272
Residential mortgage-backed securities	4,181	242	28	—	15	20	4,486
Commercial mortgage-backed securities	2,481	197	32	2	—	—	2,712
Other asset-backed securities	1,315	142	7	1	5	—	1,470
Total fixed maturities	$15,454	$11,860	$924	$301	$31	$22	$28,592
% of Fair Value	54.0%	41.5%	3.2%	1.1%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	755	59	—	—	—	1	815
U.S. corporate public securities	3,330	4,175	445	69	12	—	8,031
U.S. corporate private securities	1,383	2,471	107	95	10	—	4,066
Foreign corporate public securities and foreign governments(1)	1,089	1,482	92	16	—	—	2,679
Foreign corporate private securities(1)	336	2,858	148	33	—	—	3,375
Residential mortgage-backed securities	3,677	96	3	—	12	22	3,810
Commercial mortgage-backed securities	2,242	196	47	9	6	—	2,500
Other asset-backed securities	1,318	135	11	1	9	—	1,474
Total fixed maturities	$14,840	$11,472	$853	$223	$49	$23	$27,460
% of Fair Value	54.0%	41.8%	3.1%	0.8%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	June 30, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$750	$—	$—	$—	$—	$750
U.S. Government agencies and authorities	19	—	—	—	—	19
State, municipalities and political subdivisions	55	525	201	58	1	840
U.S. corporate public securities	78	425	2,920	4,239	468	8,130
U.S. corporate private securities	66	98	1,358	2,496	183	4,201
Foreign corporate public securities and foreign governments(1)	9	257	899	1,397	150	2,712
Foreign corporate private securities(1)	—	—	396	2,699	177	3,272
Residential mortgage-backed securities	3,254	241	150	299	542	4,486
Commercial mortgage-backed securities	1,092	295	611	587	127	2,712
Other asset-backed securities	272	329	693	146	30	1,470
Total fixed maturities	$5,595	$2,170	$7,228	$11,921	$1,678	$28,592
% of Fair Value	19.6%	7.6%	25.3%	41.7%	5.8%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	19	—	—	—	—	19
State, municipalities and political subdivisions	55	502	198	59	1	815
U.S. corporate public securities	72	440	2,837	4,185	497	8,031
U.S. corporate private securities	89	120	1,280	2,371	206	4,066
Foreign corporate public securities and foreign governments(1)	8	269	858	1,420	124	2,679
Foreign corporate private securities(1)	—	—	429	2,820	126	3,375
Residential mortgage-backed securities	2,799	136	75	281	519	3,810
Commercial mortgage-backed securities	1,012	240	601	539	108	2,500
Other asset-backed securities	292	312	692	140	38	1,474
Total fixed maturities	$5,037	$2,019	$6,970	$11,815	$1,619	$27,460
% of Fair Value	18.3%	7.4%	25.4%	43.0%	5.9%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $236 million from $63 million to $299 million for the six months ended June 30, 2020. As a result of the uncertainty related to the effect of the COVID-19 pandemic, spreads on all risk assets widened substantially through late March only to recover much of that weakness during the second quarter. Risk-free rates rallied on this uncertainty and remained at these low levels despite the stabilization in market conditions and sentiment. The combination of these two factors resulted in a $715 million reduction in the gross unrealized loss during the quarter.

As of June 30, 2020, we held one fixed maturity with unrealized capital loss in excess of $10 million. As of June 30, 2020, the unrealized capital loss on these fixed maturity securities equaled $14 million, or 4.6% of the total unrealized losses. As of December 31, 2019, we held no fixed maturity securities with unrealized capital loss in excess of $10 million.

As of June 30, 2020, we had $1.7 billion of energy sector fixed maturity securities, constituting 5.9% of the total fixed maturities portfolio, with gross unrealized capital losses of $42 million, including one energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $14 million. As of June 30, 2020, our fixed maturity exposure to the energy sector is comprised of 87.8% investment grade securities.

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

Residential Mortgage-Backed Securities

The following tables present our residential mortgage-backed securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,422	$129	$1	$8	$2,558
Prime Non-Agency	1,841	54	33	1	1,863
Alt-A	43	5	2	5	51
Sub-Prime(1)	29	3	1	—	31
Total RMBS	$4,335	$191	$37	$14	$4,503
(1) Includes subprime other asset backed securities.
	December 31, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,099	$84	$2	$6	$2,187
Prime Non-Agency	1,525	33	8	1	1,551
Alt-A	46	8	—	4	58
Sub-Prime(1)	30	3	—	—	33
Total RMBS	$3,700	$128	$10	$11	$3,829
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$190	$224	$63	$64	$94	$93	$81	$70	$2	$2	$430	$453
2014	255	302	28	29	31	30	14	12	27	26	355	399
2015	177	204	85	87	59	54	83	75	24	24	428	444
2016	27	32	17	18	24	22	40	35	—	—	108	107
2017	56	64	34	33	86	78	63	57	39	37	278	269
2018	81	94	26	24	151	143	82	79	11	12	351	352
2019	121	148	33	31	157	144	219	202	25	26	555	551
2020	24	24	9	9	51	47	61	57	—	—	145	137
Total CMBS	$931	$1,092	$295	$295	$653	$611	$643	$587	$128	$127	$2,650	$2,712

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$193	$212	$35	$36	$50	$51	$94	$99	$2	$3	$374	$401
2014	251	274	29	29	38	39	15	15	21	22	354	379
2015	188	199	77	80	50	51	84	88	19	19	418	437
2016	27	29	11	11	23	24	37	39	6	6	104	109
2017	72	75	34	34	98	102	44	45	32	34	280	290
2018	85	95	21	22	172	178	78	80	—	—	356	375
2019	114	128	27	28	156	157	174	173	24	23	495	509
Total CMBS	$930	$1,012	$234	$240	$587	$602	$526	$539	$104	$107	$2,381	$2,500

As of June 30, 2020, 91.5% and 7.2% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 89.7% and 7.9% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$220	$215	$263	$256	$545	$528	$12	$10	$20	$13	$1,060	$1,022
Auto-Loans	1	1	10	10	7	7	—	1	—	—	18	19
Student Loans	15	16	58	59	73	72	2	1	—	—	148	148
Other Loans	37	40	4	4	83	85	127	134	—	—	251	263
Total Other ABS(1)	$273	$272	$335	$329	$708	$692	$141	$146	$20	$13	$1,477	$1,452
(1) Excludes subprime other asset backed securities
	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$235	$234	$237	$238	$542	$534	$12	$11	$21	$18	$1,047	$1,035
Auto-Loans	1	1	10	10	5	5	—	—	—	—	16	16
Student Loans	14	14	59	60	71	72	2	2	—	—	146	148
Other Loans	40	42	3	4	78	80	124	127	3	3	248	256
Total Other ABS(1)	$290	$291	$309	$312	$696	$691	$138	$140	$24	$21	$1,457	$1,455
(1) Excludes subprime other asset backed securities

As of June 30, 2020, 89.3% and 9.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 89.3% and 9.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be other-than-temporarily impaired ("OTTI") (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. As of 6/30/2020, there were two commercial mortgage loans totaling $10 for which repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty. The collateral is Office and Retail space and the FV of the collateral exceeds the value of the loans.

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

As of June 30, 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 46.6%. As of December 31, 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 62.3%. COVID-19 is driving a CECL allowance increase for the Commercial Mortgage Loan portfolio. The pandemic first manifested in the economy in March resulting in travel reduction, restaurant closures and work from home situations for most companies. Updated information on the macroeconomic impact of COVID-19 includes higher probability of default and loss given default in the portfolio. As a result of updated model scenarios, we observed consistent increases across property types such as apartments, office and retail, but a much larger spike in the hotel sector.

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

As of June 30, 2020, the Company's total European exposure had an amortized cost and fair value of $2,696 million and $2,933 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $308 million, which includes non-financial institutions exposure in Ireland of $80 million, in Italy of $109 million, and in Spain of $78 million. We also had financial institutions exposure in Ireland of $15 million, in Italy of $6 million and in Spain of $20 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,625 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2020, our non-peripheral sovereign exposure was $102 million, which consisted of fixed maturities. We also had $442 million in net exposure to non-peripheral financial institutions with a concentration in France of $74 million, The Netherlands of $51 million, Switzerland of $77 million and the United Kingdom of $213 million. The balance of $2,100 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,343 million, in The Netherlands of $245 million, in Belgium of $154 million, in France of $222 million, in Germany of $136 million, in Switzerland of $188 million and in Russia of $59 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

Legislative and Regulatory Developments

The CARES Act

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which became law on March 27, 2020, provides a range of economic stimulus and relief for individuals and businesses. Among other provisions, the CARES Act created a new category of distribution from most retirement plans and IRAs, a “coronavirus related distribution”, or CRD. Retirement plan participants (subject to sponsor approval) and IRA owners who certify that they have been negatively impacted by COVID-19 may each, through the end of 2020, withdraw up to an aggregate of $100,000 penalty-free, and pay resulting income taxes over a 3-year period or re-contribute the withdrawn amount into a qualified plan or IRA during the same period. We do not believe the CARES Act will have a material effect on our financial condition or results of operations.

Department of Labor Proposed Rule Regarding Fiduciaries

On June 30, 2020, the Department of Labor (“DOL”) proposed a new prohibited transaction class exemption that would, if finalized, permit fiduciaries under the Employee Retirement Income Security Act (“ERISA”) to engage in certain transactions that would otherwise be prohibited (such as, depending on the circumstance, sales of proprietary investment products or commissioned sales to ERISA investors) as long as certain conditions are satisfied. The DOL’s proposal would more closely align ERISA’s fiduciary requirements to the SEC’s Regulation Best Interest, which became effective on June 30, 2020, in the context of retail sales transactions. It is too early to determine whether the DOL’s proposal will become finalized, or if so what changes may be made during the rulemaking process.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of June 30, 2020, VRIAC had an outstanding receivable of $254 million, and VIPS had a $54 million outstanding payable. As of December 31, 2019, we had an outstanding receivable of $69 million and no outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 53.1% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2020, VRIAC had securities lending collateral assets of $485 million, which represents approximately 0.4% of its general account statutory admitted assets. As of December 31, 2019, VRIAC had securities lending collateral assets of $650 million, which represents approximately 2.0% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2020 and 2019, VRIAC did not receive any capital contributions from its Parent.

During the six months ended June 30, 2020, VRIAC paid an ordinary dividends to its Parent in the aggregate amount of $294 million. During the six months ended June 30, 2019, VRIAC paid an ordinary dividend in the amount of $396 million to its Parent.

On March 27, 2020, VFP paid a $20 million dividend to VRIAC, its Parent, and on June 15, 2020, VFP paid a $15 million dividend to VRIAC. During the six months ended June 30, 2019, VFP paid dividends of $40 million to VRIAC.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report on Form 10-K") filed with the Securities and Exchange Commission . In addition, please see "Management’s Narrative Analysis of the Results of Operations and Financial Condition" Part I, Item 2. of this Quarterly Report on Form 10-Q.

The COVID-19 pandemic has had, and is likely to continue to have, adverse effects on our financial condition and results of operations.

Many businesses around the world, including ours, have been significantly affected by the global outbreak of COVID-19 disease. Since March 2020, when the disease first became widespread, global financial markets have experienced periods of extreme volatility. These market events, which include a significant drop in equity prices in the early spring followed by a recovery in the second quarter, declines in U.S. Treasury yields and distress in certain credit market sectors such as energy, real estate, transportation and retail, adversely affected our first and second quarter 2020 financial results and are likely to continue to have adverse effects on our business for the foreseeable future. These future adverse effects, which could be material, may include:

•Increased impairments or credit rating downgrades within our general account portfolio, which could consume our excess capital and reduce our dividend capacity. Although we currently believe that we have adequate liquidity for the foreseeable future, if our asset portfolio were to experience a material amount of impairments or ratings downgrades, Voya Financial might require us to maintain additional statutory capital and would need to consider additional steps to preserve liquidity at our holding company;
•Declines in fee revenues from lower AUM/AUA and plan participant counts, as a result of increased unemployment and furloughs, lower asset prices, suspensions or reductions in participant plan deposits or employer matching contributions, and an increase in plan loans and withdrawals;
•Decreased spread-based revenues due to lower interest rates;
•Material harm to the financial condition of our reinsurers, which would increase the probability of default on reinsurance recoveries; and
•Reduced sales levels due to decreased RFP activity or delayed decision making by our clients or prospective clients.

We have also faced, and are likely to continue to face, disruption of our normal business operations, including the ability to interact with existing or potential clients. While many states have lifted their most severe restrictions requiring mandatory business shutdowns and stay-at-home orders, the resurgence and persistence of new infections in many U.S. states has slowed the reopening of the U.S. economy and some U.S. states have or are considering the reimposition of shutdowns or stay-at-home orders in an attempt to slow the spread of infections. Although our business has been deemed an essential service in most or all jurisdictions in which we operate, the vast majority of our employees have been working from home since March 2020. While our work from home arrangements have not created any significant problems, if such problems were to arise in the future, such that significant portions of our workforce are unable to work remotely in an effective manner, the impact of COVID-19 on our business could be exacerbated.

In addition, our business process and IT operations depend to a significant extent on outsourcing providers and a joint venture based in India, which is currently reimposing lockdowns in several cities across India as they experience a resurgence of COVID-19 cases. Although our joint venture operations did not experience any notable disruptions from a transition to work-from-home, several of our outsourcing providers have experienced difficulty in moving their employee bases to a work-from-home arrangement. While these difficulties have not yet materially interfered with our business operations, there is a risk of future disruptions, particularly if the Indian lockdowns persist for an extended period of time.

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

Item 6. Exhibits

See Exhibit Index on page 88 hereof.

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

August 13, 2020			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neil
Francis G. O'Neill
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

