Form 10-Q
period 2020-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2020-11-12
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
As of November 11, 2020, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2020

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
Condensed Consolidated Balance Sheets
September 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $24,244 as of 2020 and $23,107 as of 2019; allowance for credit losses of $6 as of 2020)	$27,177	$25,153
Fixed maturities, at fair value using the fair value option	1,755	1,479
Equity securities, at fair value (cost of $219 as of 2020 and $73 as of 2019)	219	80
Mortgage loans on real estate, net of valuation allowance of $0 as of 2019	4,670	4,664
Less: Allowance for credit losses	39	—
Mortgage loans on real estate, net	4,631	4,664
Policy loans	193	205
Limited partnerships/corporations	757	738
Derivatives	178	224
Securities pledged (amortized cost of $396 as of 2020 and $749 as of 2019)	476	828
Other investments	44	43
Total investments	35,430	33,414
Cash and cash equivalents	262	512
Short-term investments under securities loan agreements, including collateral delivered	424	917
Accrued investment income	328	293
Premiums receivable and reinsurance recoverable	1,234	1,304
Less: Allowance for credit losses	—	—
Premiums receivable and reinsurance recoverable, net	1,234	1,304
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	162	608
Short-term loan to affiliate	431	69
Current income tax recoverable	21	9
Due from affiliates	114	67
Property and equipment	60	60
Other assets	234	255
Assets held in separate accounts	79,953	78,713
Total assets	$118,653	$116,221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$32,849	$31,142
Payable for securities purchased	13	5
Payables under securities loan agreements, including collateral held	351	865
Due to affiliates	71	95
Derivatives	250	285
Deferred income taxes	354	304
Other liabilities	320	369
Liabilities related to separate accounts	79,953	78,713
Total liabilities	114,161	111,778

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2020 and 2019; $50 par value per share)	3	3
Additional paid-in capital	2,873	2,873
Accumulated other comprehensive income (loss)	1,610	1,292
Retained earnings (deficit)	6	275
Total shareholder's equity	4,492	4,443
Total liabilities and shareholder's equity	$118,653	$116,221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		(As Adjusted)		(As Adjusted)
Revenues:
Net investment income	$505	$413	$1,329	$1,235
Fee income	230	224	654	646
Premiums	13	5	25	24
Broker-dealer commission revenue	—	1	1	2
Net realized capital gains (losses):
Total impairments	(5)	(3)	(36)	(24)
Other net realized capital gains (losses)	(73)	7	(163)	2
Total net realized capital gains (losses)	(78)	4	(199)	(22)
Other revenue	2	4	1	13
Total revenues	672	651	1,811	1,898
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	386	262	808	786
Operating expenses	259	256	800	794
Broker-dealer commission expense	(1)	2	—	3
Net amortization of Deferred policy acquisition costs and Value of business acquired	160	31	203	40
Interest expense	—	1	—	1
Total benefits and expenses	804	552	1,811	1,624
Income (loss) before income taxes	(132)	99	—	274
Income tax expense (benefit)	(38)	2	(33)	17
Net income (loss)	$(94)	$97	$33	$257

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(94)	$97	$33	$257
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	95	286	404	1,417
Impairments	—	—	—	1
Pension and other postretirement benefits liability	—	—	(1)	(1)
Other comprehensive income (loss), before tax	95	286	403	1,417
Income tax expense (benefit) related to items of other comprehensive income (loss)	20	60	85	296
Other comprehensive income (loss), after tax	75	226	318	1,121
Comprehensive income (loss)	$(19)	$323	$351	$1,378

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of July 1, 2020	$3	$2,873	$1,535	$100	4,511
Adjustment for adoption of ASU 2016-13	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	(94)	(94)
Other comprehensive income (loss), after tax	—	—	75	—	75
Total comprehensive income (loss)					(19)
Dividends paid and distributions of capital	—	—	—	—	—
Balance as of September 30, 2020	$3	$2,873	$1,610	$6	4,492

Balance as of July 1, 2019 - As adjusted	$3	$2,816	$1,140	$135	$4,094
Comprehensive income (loss):
Net income (loss)	—	—	—	97	97
Other comprehensive income (loss), after tax	—	—	226	—	226
Total comprehensive income (loss)					323
Dividends paid and distributions of capital	—	—	—	—	—
Balance as of September 30, 2019	$3	$2,816	$1,366	$232	4,417

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2020	$3	$2,873	$1,292	$275	4,443
Adjustment for adoption of ASU 2016-13	—	—	—	(8)	(8)
Comprehensive income (loss):
Net income (loss)	—	—	—	33	33
Other comprehensive income (loss), after tax	—	—	318	—	318
Total comprehensive income (loss)					351
Dividends paid and distributions of capital	—	—	—	(294)	(294)
Balance as of September 30, 2020	$3	$2,873	$1,610	$6	4,492

Balance as of January 1, 2019 (As adjusted)	$3	$2,816	$108	$508	3,435
Adjustment for adoption of ASU 2018-02	—	—	137	(137)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	257	257
Other comprehensive income (loss), after tax	—	—	1,121	—	1,121
Total comprehensive income (loss)					1,378
Dividends paid and distributions of capital	—	—	—	(396)	(396)
Balance as of September 30, 2019	$3	$2,816	$1,366	$232	4,417

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$809	$972
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,527	3,068
Equity securities	8	—
Mortgage loans on real estate	294	542
Limited partnerships/corporations	87	42
Acquisition of:
Fixed maturities	(3,732)	(3,456)
Equity securities	(142)	—
Mortgage loans on real estate	(301)	(312)
Limited partnerships/corporations	(118)	(144)
Derivatives, net	103	73
Policy loans, net	12	3
Short-term loan to affiliate, net	(362)	(129)
Collateral received (delivered), net	(21)	(106)
Other investments, net	(2)	(1)
Net cash (used in) provided by investing activities	(1,647)	(420)
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,794	2,661
Maturities and withdrawals from investment contracts	(2,984)	(2,893)
Settlements on deposit contracts	(1)	(3)
Proceeds from loans with affiliates	73	58
Dividends paid and distributions of capital	(294)	(396)
Net cash provided by (used in) financing activities	588	(573)
Net decrease in cash and cash equivalents	(250)	(21)
Cash and cash equivalents, beginning of period	512	371
Cash and cash equivalents, end of period	$262	$350

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

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC for no cash consideration. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability. This transaction was accounted for under the accounting guidance for transactions under common control which requires that financial statements reflect the transferred business for all prior periods as if the transfer occurred as of the beginning of the first period presented. As such, the Consolidated Financial Statements for the prior periods presented have been restated to reflect the transfer of VIPS and VRA to VRIAC. The related impact to the previously reported Net income (loss) for the nine months ended September 30, 2019 was a decrease in net income of $47. In addition to these non-insurance subsidiaries, VRIAC also has the wholly-owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

On December 18, 2019, VRIAC’s ultimate parent, Voya Financial, entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc. (“Resolution Life US”), pursuant to which Resolution Life US will acquire Security Life of Denver Insurance Company (“SLD”), Security Life of Denver International Limited (“SLDI”) and Roaring River II, Inc. ("RRII") including several subsidiaries of SLD. The transaction is expected to close by January 4, 2021 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2020, its results of operations, comprehensive income and changes in shareholder's equity for the three and nine months ended September 30, 2020 and 2019, and its statements of cash flows for the nine months ended September 30, 2020 and 2019, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

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

Impairments

The Company evaluates its available-for-sale investments quarterly to determine whether a decline in fair value below the amortized cost basis has resulted from credit loss or other factors. As a result of the adoption of ASU 2016-13, the Company no longer considers in this evaluation process the length of time a fixed maturity has been in an unrealized loss position.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

The following table provides a description of future adoptions of new accounting standards that may have an impact on the Company's financial statements when adopted:

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

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Standard	Description of Requirements	Effective date and transition provisions	Effect on the financial statements or other significant matters
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts	This standard, issued in August 2018, changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers.	On November 5, 2020, the FASB issued ASU 2020-11, which deferred the effective date of the amendments in ASU 2018-12 for SEC filers to fiscal years ending after December 15, 2022, including interim periods within those fiscal years. Initial adoption for the liability for future policy benefits and DAC is required to be reported using either a full retrospective or modified retrospective approach. For market risk benefits, full retrospective application is required.	The implications of these requirements, including transition options, and related potential financial statement impacts are currently being evaluated.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2020:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$542	$207	$—	$—	$749	$—
U.S. Government agencies and authorities	18	2	—	—	20	—
State, municipalities and political subdivisions	700	118	—	—	818	—
U.S. corporate public securities	7,348	1,317	32	—	8,633	—
U.S. corporate private securities	3,719	519	31	—	4,207	—
Foreign corporate public securities and foreign governments(1)	2,521	348	9	—	2,860	—
Foreign corporate private securities(1)	3,089	300	31	—	3,358	—
Residential mortgage-backed securities	4,134	185	29	13	4,301	2
Commercial mortgage-backed securities	2,825	192	57	—	2,959	1
Other asset-backed securities	1,499	25	18	—	1,503	3
Total fixed maturities, including securities pledged	26,395	3,213	207	13	29,408	6
Less: Securities pledged	396	83	3	—	476	—
Total fixed maturities	$25,999	$3,130	$204	$13	$28,932	$6
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2020, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$858	$868
After one year through five years	3,341	3,561
After five years through ten years	5,359	6,010
After ten years	8,379	10,206
Mortgage-backed securities	6,959	7,260
Other asset-backed securities	1,499	1,503
Fixed maturities, including securities pledged	$26,395	$29,408

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2020 and December 31, 2019, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2020
Communications	$981	$214	$1	$1,194
Financial	2,751	412	9	3,154
Industrial and other companies	7,088	1,024	26	8,086
Energy	1,600	193	38	1,755
Utilities	3,005	494	1	3,498
Transportation	923	101	25	999
Total	$16,348	$2,438	$100	$18,686

December 31, 2019
Communications	$1,002	$156	$—	$1,158
Financial	2,650	302	—	2,952
Industrial and other companies	7,053	667	11	7,709
Energy	1,675	185	18	1,842
Utilities	2,913	294	1	3,206
Transportation	856	78	2	932
Total	$16,149	$1,682	$32	$17,799

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2020 and December 31, 2019, approximately 49.0% and 48.4%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

As of September 30, 2020 and December 31, 2019, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2020 and December 31, 2019, the fair value of loaned securities was $380 and $715, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2020 and December 31, 2019, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $183 and $650, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, liabilities to return collateral of $183 and $650, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2020 and December 31, 2019, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $207 and $91, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	September 30, 2020 (1)(2)	December 31, 2019 (1)(2)
U.S. Treasuries	$103	$109
U.S. corporate public securities	121	447
Foreign corporate public securities and foreign governments	61	185
Equity Securities	105	—
Payables under securities loan agreements	$390	$741
(1) As of September 30, 2020 and December 31, 2019, borrowings under securities lending transactions include cash collateral of $183 and $650, respectively.
(2) As of September 30, 2020 and December 31, 2019, borrowings under securities lending transactions include non-cash collateral of $207 and $91, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value of the investments in VIEs was $757 and $738 as of September 30, 2020 and December 31, 2019, respectively; these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

Nine Months Ended September 30, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Other asset-backed securities	Total
Balance as of January 1, 2020	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	2	1	3	6
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—
Reductions for securities sold during the period	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—
Write-offs	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Balance at September 30, 2020	$2	$1	$3	$6

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of the date indicated:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
September 30, 2020	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$9	$—	3	$—	$—	—	$9	$—	3
State, municipalities and political subdivisions	11	—	5	—	—	—	11	—	5
U.S. corporate public securities	673	25	326	38	7	10	711	32	336
U.S. corporate private securities	251	10	31	68	21	8	319	31	39
Foreign corporate public securities and foreign governments	134	7	62	10	2	4	144	9	66
Foreign corporate private securities	246	31	30	3	—	1	249	31	31
Residential mortgage-backed	579	24	121	139	5	62	718	29	183
Commercial mortgage-backed	917	56	170	13	1	3	930	57	173
Other asset-backed	544	7	132	296	11	103	840	18	235
Total	$3,364	$160	880	$567	$47	191	$3,931	$207	1,071

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
*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of September 30, 2020. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. See the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements for the policy used to evaluate whether the investments are impaired.
Gross unrealized capital losses on fixed maturities, including securities pledged, increased $144 from $63 to $207 for the nine months ended September 30, 2020. The increase in gross unrealized capital losses was primarily due to non-credit related market factors.

At September 30, 2020, $6 of the total $207 of gross unrealized losses were from 3 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2020		2019
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities, and political subdivisions	$—	1	$—		—
U.S. corporate public securities	1	9	—		—
U.S. corporate private securities	—	1	—		—
Foreign corporate public securities and foreign governments(1)	—	5	1		2
Foreign corporate private securities(1)	—	—	—		1
Residential mortgage-backed	1	18	2		11
Commercial mortgage-backed	3	12	—		—
Other asset-backed	—	1	—	*	1
Total	$5	47	$3		15
Credit Impairments	$—		$1
Intent Impairments	$5		$2
(1) Primarily U.S. dollar denominated.
*Less than $1.
	Nine Months Ended September 30,
	2020		2019
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities, and political subdivisions	$—	6	$—		—
U.S. corporate public securities	12	43	—		—
U.S. corporate private securities	—	2	—		—
Foreign corporate public securities and foreign governments(1)	1	22	2		3
Foreign corporate private securities(1)	—	7	18		4
Residential mortgage-backed	2	40	2		21
Commercial mortgage-backed	20	102	—		—
Other asset-backed	1	60	—	*	4
Total	$36	282	$22		32
Credit Impairments	$—		$19
Intent Impairments	$36		$3
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

For the three and nine months ended September 30, 2020 intent impairments in the amount of $1 and $25 were recorded on assets designated to be included in the reinsurance agreement associated with the Individual Life Transaction.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three and nine months ended September 30, 2020, the Company did have one new commercial mortgage loan troubled debt restructuring with a pre and post modification carrying value of $3. For the three and nine months ended September 30, 2020 the company did not have any new private placement troubled debt restructuring. For the three and nine months ended September 30, 2019, the Company did have one new commercial mortgage loan and had one new private placement troubled debt restructuring with a pre-modification cost basis of $74 and post-modification carrying value of $57.

For the three and nine months ended September 30, 2020 and September 30, 2019, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated.

	As of September 30, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$98	$156	$28	$—	$—	$282
2019	218	178	85	15	—	496
2018	114	102	74	—	—	290
2017	505	359	17	—	—	881
2016	394	284	6	—	—	684
2015	406	73	—	—	—	479
2014 and prior	1,250	284	24	—	—	1,558
Total	$2,985	$1,436	$234	$15	$—	$4,670

	As of December 31, 2019
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$—	$—	$—	$—	$—	$—
2019	85	96	145	170	26	522
2018	4	88	110	133	14	349
2017	101	244	566	13	10	934
2016	46	150	470	31	—	697
2015	10	343	168	8	—	529
2014 and prior	134	252	1,093	154	—	1,633
Total	$380	$1,173	$2,552	$509	$50	$4,664

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated.

	As of September 30, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$218	$54	$10	$—	$—	$282
2019	328	77	36	55	—	496
2018	129	49	65	47	—	290
2017	496	219	105	61	—	881
2016	598	55	31	—	—	684
2015	455	23	1	—	—	479
2014 and prior	1,279	158	57	64	—	1,558
Total	$3,503	$635	$305	$227	$—	$4,670

	As of December 31, 2019
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$—	$—	$—	$—	$—	$—
2019	353	127	42	—	—	522
2018	236	3	60	50	—	349
2017	481	238	133	82	—	934
2016	615	59	23	—	—	697
2015	492	32	—	5	—	529
2014 and prior	1,358	128	88	59	—	1,633
Total	$3,535	$587	$346	$196	$—	$4,664

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated.

	As of September 30, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$62	$124	$20	$28	$15	$13	$—	$—	$20	$282
2019	64	125	11	149	54	38	17	11	27	496
2018	49	99	57	35	26	11	—	13	—	290
2017	100	98	357	149	75	60	5	37	—	881
2016	156	130	180	32	73	77	9	21	6	684
2015	110	134	101	31	42	48	9	4	—	479
2014 and prior	426	300	236	114	164	136	40	113	29	1,558
Total	$967	$1,010	$962	$538	$449	$383	$80	$199	$82	$4,670

	As of December 31, 2019
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2019	63	127	26	155	53	43	18	11	26	522
2018	50	132	60	43	26	11	—	12	15	349
2017	103	99	396	151	77	60	5	43	—	934
2016	158	132	187	32	75	77	9	21	6	697
2015	125	160	103	34	43	50	10	4	—	529
2014 and prior	445	316	247	122	168	142	42	121	30	1,633
Total	$944	$966	$1,019	$537	$442	$383	$84	$212	$77	$4,664

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated.

	As of September 30, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$44	$23	$103	$112	$—	$—	$—	$282
2019	33	73	293	76	21	—	—	496
2018	50	79	123	17	3	18	—	290
2017	102	421	216	138	4	—	—	881
2016	129	246	146	145	8	7	3	684
2015	122	181	66	51	18	41	—	479
2014 and prior	694	131	284	220	63	126	40	1,558
Total	$1,174	$1,154	$1,231	$759	$117	$192	$43	$4,670

	As of December 31, 2019
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—
2019	33	90	299	81	19	—	—	522
2018	52	91	152	32	4	18	—	349
2017	104	461	218	147	4	—	—	934
2016	131	254	147	146	8	7	4	697
2015	148	185	69	62	23	42	—	529
2014 and prior	730	135	300	229	69	130	40	1,633
Total	$1,198	$1,216	$1,185	$697	$127	$197	$44	$4,664

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

September 30, 2020
Allowance for credit losses, balance at January 1	$12
Credit losses on mortgage loans for which credit losses were not previously recorded	1
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	28
Provision for expected credit losses	41
Writeoffs	(2)
Recoveries of amounts previously written off	—
Allowance for credit losses, end of period	$39

While still heavily impacted by COVID-19, the Commercial Mortgage Loan portfolio allowance decreased during the quarter as certain sectors of the economy resumed operations, albeit at lower than pre-pandemic levels. We continue to observe distress in the hotel sector.

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

The following table presents past due commercial mortgage loans as of the dates indicated:

	September 30, 2020	December 31, 2019
Delinquency:
Current	$4,665	$4,664
30-59 days past due	2	—
60-89 days past due	—	—
Greater than 90 days past due	3	—
Total	$4,670	$4,664

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of September 30, 2020, the Company had one commercial mortgage loans in non-accrual status. As of December 31, 2019, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the nine months ended September 30, 2020 and at December 31, 2019.

As of September 30, 2020 and December 31, 2019, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of September 30, 2020.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed maturities	$415	$352	$1,186	$1,058
Equity securities	2	2	6	5
Mortgage loans on real estate	50	54	150	163
Policy loans	3	—	9	4
Short-term investments and cash equivalents	—	1	1	3
Other	54	22	33	55
Gross investment income	524	431	1,385	1,288
Less: Investment expenses	19	18	56	53
Net investment income	$505	$413	$1,329	$1,235

As of September 30, 2020 and December 31, 2019, the Company had $1 and $0, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed maturities, available-for-sale, including securities pledged	$(5)	$44	$(26)	$31
Fixed maturities, at fair value option	(125)	(18)	(109)	59
Equity securities	4	—	5	4
Derivatives	5	13	57	(69)
Embedded derivatives - fixed maturities	(2)	2	2	4
Guaranteed benefit derivatives	31	(36)	(99)	(49)
Other investments	14	(1)	(29)	(2)
Net realized capital gains (losses)	$(78)	$4	$(199)	$(22)

For the three and nine months ended September 30, 2020, the change in fair value of equity securities still held as of September 30, 2020 was $4 and $5, respectively. For the three and nine months ended September 30, 2019, the change in fair value of equity securities still held as of September 30, 2019 was $0 and $4, respectively.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds on sales	$234	$340	$1,094	$1,915
Gross gains	3	6	64	25
Gross losses	3	4	55	18

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$23	$—	$—	$23	$—	$—
Foreign exchange contracts	618	24	7	652	10	18
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	14,495	151	237	18,640	210	261
Foreign exchange contracts	64	—	1	54	—	1
Equity contracts	50	3	3	63	4	3
Credit contracts	191	—	2	182	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	13	—	N/A	11	—
Within products	N/A	—	124	N/A	—	33
Within reinsurance agreements	N/A	—	—	N/A	—	23
Managed custody guarantees	N/A	—	10	N/A	—	—
Total		$191	$384		$235	$341
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2020 and December 31, 2019. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below:

	September 30, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$191	$—	$2
Equity contracts	50	3	3
Foreign exchange contracts	682	24	8
Interest rate contracts	12,527	151	237
		178	250
Counterparty netting(1)		(155)	(155)
Cash collateral netting(1)		(19)	(94)
Securities collateral netting(1)		—	—
Net receivables/payables		$4	$1
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2020, the Company held $24 and pledged $94 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, the Company held $7 and delivered $55 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2020, the Company delivered $96 of securities and held no securities as collateral. As of December 31, 2019, the Company delivered $113 of securities and held no securities as collateral.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended September 30,
	2020		2019
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net Investment Income	Net Investment Income and Other Net Realized Gains/ Losses	Net Investment Income	Net Investment Income and Other Net Realized Gains/ Losses
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$(35)	$—	$28
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	$—	$—	$2

	Nine Months Ended September 30,
	2020		2019
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net Investment Income	Net Investment Income and Other Net Realized Gains/ Losses	Net Investment Income	Net Investment Income and Other Net Realized Gains/ Losses
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$1	$26	$2	$36
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	5	—	7

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended September 30,
	2020		2019
	Net Investment Income	Other net realized capital gains/(losses)	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$505	$(73)	$413	$7
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	(3)	2	—

	Nine Months Ended September 30,
	2020		2019
	Net Investment Income	Other net realized capital gains/(losses)	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$1,329	$(163)	$1,235	$2
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	8	(3)	7	—

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$10	$10
Foreign exchange contracts	Other net realized capital gains (losses)	(2)	2
Equity contracts	Other net realized capital gains (losses)	—	—
Credit contracts	Other net realized capital gains (losses)	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	(2)	2
Within products	Other net realized capital gains (losses)	24	(36)
Within reinsurance agreements	Policyholder benefits	—	(29)
Managed custody guarantees	Other net realized capital gains (losses)	7	—
Total		$37	$(50)

	Location of Gain or (Loss) Recognized in Income on Derivative	Nine Months Ended September 30,
		2020	2019
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$55	$(76)
Foreign exchange contracts	Other net realized capital gains (losses)	2	4
Equity contracts	Other net realized capital gains (losses)	—	1
Credit contracts	Other net realized capital gains (losses)	3	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	2	4
Within products	Other net realized capital gains (losses)	(89)	(49)
Within reinsurance agreements	Policyholder benefits	23	(106)
Managed custody guarantees	Other net realized capital gains (losses)	(10)	—
Total		$(14)	$(220)

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$571	$178	$—	$749
U.S. Government agencies and authorities	—	20	—	20
State, municipalities and political subdivisions	—	818	—	818
U.S. corporate public securities	—	8,557	76	8,633
U.S. corporate private securities	—	3,028	1,179	4,207
Foreign corporate public securities and foreign governments(1)	—	2,860	—	2,860
Foreign corporate private securities (1)	—	3,071	287	3,358
Residential mortgage-backed securities	—	4,276	25	4,301
Commercial mortgage-backed securities	—	2,955	4	2,959
Other asset-backed securities	—	1,460	43	1,503
Total fixed maturities, including securities pledged	571	27,223	1,614	29,408
Equity securities	121	—	98	219
Derivatives:
Interest rate contracts	5	146	—	151
Foreign exchange contracts	—	24	—	24
Equity contracts	—	3	—	3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	686	—	—	686
Assets held in separate accounts	73,390	6,356	207	79,953
Total assets	$74,773	$33,752	$1,919	$110,444
Percentage of Level to Total	67%	31%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$9	$9
Stabilizer and MCGs	—	—	125	125
Other derivatives:
Interest rate contracts	—	237	—	237
Foreign exchange contracts	—	8	—	8
Equity contracts	—	3	—	3
Credit contracts	—	2	—	2
Embedded derivative on reinsurance	—	—	—	—
Total liabilities	$—	$250	$134	$384
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2020
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$61	$—	$3	$3	$—	$—	$(1)	$28	$(18)	$76	$—	$3
U.S. Corporate private securities	965	—	7	37	—	—	(10)	243	(63)	1,179	—	7
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	179	(1)	(15)	165	—	(8)	—	12	(45)	287	—	(16)
Residential mortgage-backed securities	30	(1)	—	—	—	—	—	—	(4)	25	(1)	—
Commercial mortgage-backed securities	—	—	—	4	—	—	—	—	—	4	—	—
Other asset-backed securities	51	—	—	5	—	—	(13)	—	—	43	—	—
Total fixed maturities, including securities pledged	1,286	(2)	(5)	214	—	(8)	(24)	283	(130)	1,614	(1)	(6)
Equity securities	94	3	—	1	—	—	—	—	—	98	3	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(154)	29	—	—	—	—	—	—	—	(125)	—	—
FIA(2)	(10)	2	—	—	(1)	—	—	—	—	(9)	—	—
Assets held in separate accounts(4)	174	3	—	43	—	(1)	—	1	(13)	207	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$—	$3	$3	$—	$—	$(4)	$27	$—	$76	$—	$3
U.S. Corporate private securities	1,002	1	26	88	—	(10)	(80)	284	(132)	1,179	—	26
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	190	1	(27)	175	—	(10)	(2)	4	(44)	287	1	(26)
Residential mortgage-backed securities	16	(3)	—	19	—	—	—	—	(7)	25	(2)	—
Commercial mortgage-backed securities	—	—	—	4	—	—	—	—	—	4	—	—
Other asset-backed securities	48	—	—	9	—	—	(14)	—	—	43	—	—
Total fixed maturities, including securities pledged	1,303	(1)	2	298	—	(20)	(100)	315	(183)	1,614	(1)	3
Equity securities	63	6	—	31	—	—	(2)	—	—	98	6	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(22)	(102)	—	—	(1)	—	—	—	—	(125)	—	—
FIA(2)	(11)	3	—	—	(2)	—	1	—	—	(9)	—	—
Assets held in separate accounts(4)	115	3	—	123	—	(2)	—	4	(36)	207	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2019
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$—	$2	$—	$—	$—	$(1)	$—	$—	$48	$—
U.S. Corporate private securities	893	—	23	103	—	—	(46)	6	—	979	—
Foreign corporate private securities(1)	174	—	2	5	—	—	—	—	—	181	—
Residential mortgage-backed securities	16	(1)	—	13	—	—	—	—	(7)	21	(1)
Commercial mortgage-backed securities	—	—	—	10	—	—	—	—	—	10	—
Other asset-backed securities	60	—	1	22	—	—	(1)	—	(12)	70	—
Total fixed maturities, including securities pledged	1,190	(1)	28	153	—	—	(48)	6	(19)	1,309	(1)
Equity securities, available-for-sale	83	—	—	—	—	—	—	—	—	83	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(19)	(37)	—	—	(1)	—	—	—	—	(57)	—
FIA(2)	(11)	1	—	—	(1)	—	1	—	—	(10)	—
Assets held in separate accounts(5)	102	1	—	12	—	(1)	—	—	(14)	100	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$28	$—	$3	$—	$—	$—	$(6)	$23	$—	$48	$—
U.S. Corporate private securities	771	—	68	205	—	(6)	(55)	5	(9)	979	—
Foreign corporate private securities(1)	124	(17)	28	102	—	(56)	—	—	—	181	—
Residential mortgage-backed securities	10	(3)	—	14	—	—	—	—	—	21	(3)
Commercial mortgage-backed securities	12	—	—	10	—	—	—	—	(12)	10	—
Other asset-backed securities	94	—	1	21	—	—	(2)	—	(44)	70	—
Total fixed maturities, including securities pledged	1,039	(20)	100	352	—	(62)	(63)	28	(65)	1,309	(3)
Equity securities, available-for-sale	50	4	—	29	—	—	—	—	—	83	4
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(4)	(51)	—	—	(2)	—	—	—	—	(57)	—
FIA(2)	(11)	2	—	—	(4)	—	3	—	—	(10)	—
Assets held in separate accounts(4)	61	4	—	51	—	(1)	—	3	(18)	100	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2020 and 2019, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$29,408	$29,408	$27,460	$27,460
Equity securities	219	219	80	80
Mortgage loans on real estate	4,670	4,967	4,664	4,912
Policy loans	193	193	205	205
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	686	686	1,429	1,429
Derivatives	178	178	224	224
Other Investments	44	44	43	43
Assets held in separate accounts	79,953	79,953	78,713	78,713
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	27,804	36,257	26,337	32,697
Funding agreements with fixed maturities	795	795	877	876
Supplementary contracts, immediate annuities and other	290	342	312	384
Deposit liabilities	—	—	76	152
Derivatives:
Guaranteed benefit derivatives:
FIA	9	9	11	11
Stabilizer and MCGs	125	125	22	22
Other derivatives	250	250	285	285
Short-term debt(2)	74	74	1	1
Long-term debt(2)	3	3	4	4
Embedded derivatives on reinsurance	—	—	23	23
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2020
	DAC	VOBA		Total
Balance as of January 1, 2020	$288	$305		$593
Impact of ASU 2016-13	2	—		2
Deferrals of commissions and expenses	41	1		42
Amortization:
Amortization, excluding unlocking	(64)	(52)		(116)
Unlocking (1)	(17)	(121)		(138)
Interest accrued	26	25	(2)	51
Net amortization included in the Condensed Consolidated Statements of Operations	(55)	(148)		(203)
Change due to unrealized capital gains/losses on available-for-sale securities	(142)	(142)		(284)
Balance as of September 30, 2020	$134	$16		$150

	2019
	DAC	VOBA		Total
Balance as of January 1, 2019	$536	$551		$1,087
Deferrals of commissions and expenses	29	4		33
Amortization:
Amortization, excluding unlocking	(52)	(50)		(102)
Unlocking (1)	5	2		7
Interest accrued	26	29	(2)	55
Net amortization included in the Condensed Consolidated Statements of Operations	(21)	(19)		(40)
Change due to unrealized capital gains/losses on available-for-sale securities	(274)	(246)		(520)
Balance as of September 30, 2019	$270	$290		$560
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. There was no loss recognition related to DAC/VOBA during the nine months ended September 30, 2020 and 2019.
(2) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2020 and 2019.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income (AOCI) as of the dates indicated:

	September 30,
	2020	2019
Fixed maturities, net of impairments	$3,006	$2,211
Derivatives(1)	127	159
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(837)	(593)
Premium deficiency reserve adjustment	(424)	(216)
Unrealized capital gains (losses), before tax	1,872	1,561
Deferred income tax asset (liability)	(265)	(199)
Unrealized capital gains (losses), after tax	1,607	1,362
Pension and other postretirement benefits liability, net of tax	3	4
AOCI	$1,610	$1,366
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2020, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $22.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$376		$(80)	$296
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	4		(1)	3
DAC/VOBA and Sales inducements	(99)		21	(78)
Premium deficiency reserve adjustment	(144)		31	(113)
Change in unrealized gains/losses on available-for-sale securities	137		(29)	108

Derivatives:
Derivatives	(36)	(1)	7	(29)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		2	(4)
Change in unrealized gains/losses on derivatives	(42)		9	(33)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Other comprehensive income (loss)	$95		$(20)	$75
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$873		$(184)	$689
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	20		(4)	16
DAC/VOBA and Sales inducements	(286)	(1)	60	(226)
Premium deficiency reserve adjustment	(213)		45	(168)
Change in unrealized gains/losses on available-for-sale securities	394		(83)	311

Derivatives:
Derivatives	27	(2)	(6)	21
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(17)		4	(13)
Change in unrealized gains/losses on derivatives	10		(2)	8

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$403		$(85)	$318
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$540		$(115)	$425
Impairments	—		—	—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(44)		10	(34)
DAC/VOBA and Sales inducements	(134)		28	(106)
Premium deficiency reserve adjustment	(98)		21	(77)
Change in unrealized gains/losses on available-for-sale securities	264		(56)	208

Derivatives:
Derivatives	27	(1)	(6)	21
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains/losses on derivatives	22		(5)	17

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		1	1
Change in pension and other postretirement benefits liability	—		1	1
Change in Other comprehensive income (loss)	$286		$(60)	$226
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Income Taxes

The Company's effective tax rate for the three months ended September 30, 2020 was 28.8%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits. Because the Company reported no income or loss for the nine months ended September 30, 2020, a meaningful effective tax rate cannot be calculated.

The Company's effective tax rate for the three and nine months ended September 30, 2019 was 2.0% and 6.2%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD and tax credits.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which became effective on March 27, 2020, has not had any material impact on corporate income tax.

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

Under this agreement, the Company incurred immaterial interest expense for the three and nine months ended September 30, 2020. The Company earned $1 and $4 interest income for the three and nine months ended September 30, 2020. The Company incurred immaterial interest expense for the three and nine months ended September 30, 2019. The Company earned immaterial income for the three months ended September 30, 2019 and earned $2 for the nine months ended September 30, 2019. As of September 30, 2020, VRIAC had an outstanding receivable of $431, and VIPS had an outstanding payable of $73. As of December 31, 2019, the Company had an outstanding receivable of $69 and no outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of September 30, 2020, the Company had off-balance sheet commitments to acquire mortgage loans of $84 and purchase limited partnerships and private placement investments of $627.

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

	September 30, 2020	December 31, 2019
Fixed maturity collateral pledged to FHLB(1)	$1,057	$1,087
FHLB restricted stock(2)	44	44
Other fixed maturities-state deposits	14	14
Cash and cash equivalents	5	5
Securities pledged(3)	476	828
Total restricted assets	$1,596	$1,978
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $380 and $715 as of September 30, 2020 and December 31, 2019, respectively. In addition, as of September 30, 2020 and December 31, 2019, the Company delivered securities as collateral of $96 and $113, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2020 and December 31, 2019, the Company had $795 and $877, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, assets with a market value of approximately $1,057 and $1,087, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, is not material to the Company.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Related Party Transactions
Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three and nine months ended September 30, 2020, revenues with affiliated entities related to these agreements were $22 and $64, respectively. For the three and nine months ended September 30, 2019, revenues with affiliated entities related to these agreements were $23 and $67, respectively. For the three and nine months ended September 30, 2020, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $136 and $429, respectively. For the three and nine months ended September 30, 2019, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $141 and $456, respectively.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2020 and 2019 and financial condition as of September 30, 2020 and December 31, 2019. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report on Form 10-K").

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

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC for no cash consideration. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability. This transaction was accounted for under the accounting guidance for transactions under common control which requires that financial statements reflect the transferred business for all prior periods as if the transfer occurred as of the beginning of the first period presented. As such, the Condensed Consolidated Financial Statements for the prior periods presented have been restated to reflect the transfer of VIPS and VRA to VRIAC. In addition to these non-insurance subsidiaries, VRIAC also has the wholly-owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

On December 18, 2019, VRIAC’s ultimate parent, Voya Financial Inc. ("Voya Financial"), entered into a Master Transaction Agreement (the “Resolution MTA”) with Resolution Life U.S. Holdings Inc. (“Resolution Life US”), pursuant to which Resolution Life US will acquire certain of Voya Financial's subsidiaries, including Security Life of Denver Insurance Company (“SLD”), Security Life of Denver International Limited (“SLDI”) and Roaring River II, Inc. ("RRII"). The transaction is expected to close by January 4, 2021 and is subject to conditions specified in the Resolution MTA, including the receipt of required regulatory approvals.

Concurrently with the sale, SLD will enter into reinsurance agreements with ReliaStar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC will reinsure to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective in-scope individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of Voya Financial. Voya Financial currently expects that these reinsurance transactions will be carried out on a coinsurance or modified coinsurance basis, with SLD’s reinsurance obligations collateralized in one of three ways: (1) invested assets placed in a comfort trust; (2) funds withheld basis with invested assets remaining on the respective subsidiaries of the Company; or (3) some combination of these two collateralization structures. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") will result in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets.  Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products will be ceded to SLD and related assets will be transferred. During the three and nine months ended September 30, 2020, we recorded $1 million and $25 million in intent impairments based on assets we expect to transfer to the comfort trust upon closing. Based on values as of September 30, 2020, U.S. GAAP reserves to be ceded for VRIAC are expected to be approximately $3.6 billion and are subject to change until closing.

Furthermore, upon closing of the Individual Life Transaction, we expect to have deferred intangibles in the range of $50 million to $150 million net of tax, subject to changes due to many factors including interest rate movements, other investment valuation items, asset selections and changes to the structure of the reinsurance transactions, including an ultimate reinsurance structure that is not entirely on a coinsurance basis with a comfort trust. The deferred intangibles will consist of (1) existing DAC and VOBA balances for the portion of the transaction that involves a sale through reinsurance and (2) deferred Cost or reinsurance ("COR") to be established upon closing of the reinsurance transactions mentioned above. The aggregate deferred intangibles will be amortized as a charge to earnings over the life of the underlying policies.

Additionally, to the extent the reinsurance transactions referred to above reinsure policies that do not meet risk transfer, a deposit asset will be established in the amount of net consideration transferred to SLD, which is expected to be in the range of $1.0 billion to $1.5 billion, net of tax. This compares to liabilities related to contract owner account balances that currently exist for the related underlying policies. The annual net impact of the interest income accretion on the deposit asset and interest credited to the contract owner account balances is expected to be in the range of approximately $25 million to $50 million, net of tax.

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

We have one operating segment.

During the third quarter of 2020 and 2019, we conducted our annual review of assumptions, market conditions and other projection model inputs. These reviews resulted in net unfavorable unlocking of DAC and VOBA of $138 million in the current period compared to net unfavorable unlocking of DAC and VOBA of $13 million in the prior period. Unlocking in the third quarter of 2020 was primarily driven by changes in long term interest and equity rates. Unlocking in the third quarter 2019 reflects impacts related to a reduction in the long-term interest rate and lower net margins partially offset by changes to earned rates and reinsurance costs.

During the third quarter of 2020, and as a result of the annual review of assumptions, we recorded loss recognition of $160 million associated with certain blocks of reserves reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC and VOBA balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC and VOBA, reserves and the related results of operations. During the third quarter of 2020 and 2019, we conducted our annual review of assumptions, including projection model inputs and made a number of changes to our assumptions which impacted the results of our segments included in our Net income (loss). For further information, see the Overview section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q.

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

COVID-19 and its Effect on the Global Economy

COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. The disease continues to spread widely across the United States and in many countries throughout the world. The persistence of new infections has slowed the reopening of the U.S. economy and, even in regions where restrictions have largely been lifted, economic activity has been slow to recover. Longer-term, the economic outlook is uncertain, but may depend in significant part on progress with respect to effective therapies to treat COVID-19 or a vaccine. For further information regarding risks associated with COVID-19, see "Risk Factors" in Part II, Item 1A, of this Quarterly Report on Form 10-Q.

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

We've experienced pressure on earnings, driven by equity market volatility as well as lower interest rates, with effects weighted more heavily towards our full-service corporate markets business and less on our recordkeeping business. Longer-term effects will depend significantly on equity market performance and prevailing interest rate levels, as well as the magnitude and duration of elevated unemployment levels. We believe that expense reductions and other management actions would be available to offset a portion of any impact.

Results of Operations

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net investment income	$505	$413	$1,329	$1,235
Fee income	230	224	654	646
Premiums	13	5	25	24
Broker-dealer commission revenue	—	1	1	2
Net realized capital gains (losses):
Total impairments	(5)	(3)	(36)	(24)
Other net realized capital gains (losses)	(73)	7	(163)	2
Total net realized capital gains (losses)	(78)	4	(199)	(22)
Other revenue	2	4	1	13
Total revenues	672	651	1,811	1,898
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	386	262	808	786
Operating expenses	259	256	800	794
Broker-dealer commission expense	(1)	2	—	3
Net amortization of Deferred policy acquisition costs and Value of business acquired	160	31	203	40
Interest expense	—	1	—	1
Total benefits and expenses	804	552	1,811	1,624
Income (loss) before income taxes	(132)	99	—	274
Income tax expense (benefit)	(38)	2	(33)	17
Net income (loss)	$(94)	$97	$33	$257

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Revenues

Net investment income increased by $92 million from $413 million to $505 million primarily due to:

•increased limited partnership income driven by partial recoveries resulting from the negative market environment experienced in the earlier part of this year; and
•higher income due to growth in general account assets in the current period.

Premiums increased by $8 million from $5 million to $13 million primarily due to:

•increases in immediate annuities with life contingencies reserves.

Total net realized capital losses increased by $82 million from $4 million in gains to $78 million in losses primarily due to:

•unfavorable changes in fixed maturities, using the fair value option due to interest rate movements and spread changes;
•unfavorable changes in fixed maturities, including securities pledged due to normal portfolio management activity; and
•unfavorable changes in the fair values of derivatives due to interest rate movements.

This increase was partially offset by:

•favorable changes in the fair value of embedded derivatives on product guarantees as the result of interest rate movements and the impact of non-performance risk in the current period compared to the prior period; and

•a slight strengthening in borrower quality (probability of default) for commercial mortgage loans that contributed to a reduction in the CECL allowance.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $124 million from $262 million to $386 million primarily due to change in loss recognition, favorable changes in the fair value of embedded derivatives, changes in assumptions, equity markets, and increase in the reserve for immediate annuities with life contingencies.

Net amortization of DAC and VOBA increased by $129 million from $31 million to $160 million primarily due to:

•unfavorable DAC/VOBA unlocking due to annual assumption updates as well as loss recognition;
•higher amortization on higher gross profits;
•higher amortization driven by the change in the embedded derivative associated with the recapture of a reinsurance agreement.

Income tax expense (benefit) changed by $40 million from an expense of $2 million to a benefit of $38 million primarily due to:
•a decrease in income before income taxes; and
•an increase in the dividends received deduction ("DRD").

The change was partially offset by:

•a decrease in tax credits.

Net income decreased by $191 million from a net income of $97 million to a net loss of $94 million primarily due to:

•higher Net amortization of DAC and VOBA;
•higher Interest credited and other benefits to contract owners/policyholders; and
•higher Net realized capital losses.

The decrease was partially offset by:

•higher Net investment income;
•lower Income tax expense; and
•higher Premiums.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Revenues

Net investment income increased by $94 million from $1,235 million to $1,329 million primarily due to:

•increased limited partnership income driven by partial recoveries from the negative market environment experienced in the earlier part of this year; and
•higher income due to growth in general account assets in the current period.

Total net realized capital losses increased by $177 million from $22 million to $199 million primarily due to:

•unfavorable changes in the fair value of embedded derivatives on product guarantees as a result of interest rate movements and the impact of non-performance risk in the current period compared to the prior period;
•unfavorable changes in Fixed maturities, including securities pledged due to normal portfolio activity, and intent and credit impairments;
•unfavorable changes in Fixed maturities, using the fair value option due to interest rate movements and spread changes; and
•unfavorable changes in Other Investments related to the change in CECL allowance for commercial mortgage loans.

The increase was partially offset by:

•favorable changes in the fair values of derivatives due to interest rate movements.

Benefits and Expense

Interest credited and other benefits to contract owners/policyholders increased by $22 million from $786 million to $808 million primarily due to change in loss recognition, favorable changes in the fair value of embedded derivatives, changes in assumptions, equity markets, and increase in the reserve for immediate annuities with life contingencies.

Net amortization of DAC and VOBA increased by $163 million from $40 million to $203 million primarily due to:

•unfavorable DAC/VOBA unlocking due to annual assumption updates;
•higher amortization on higher gross profits;
•higher amortization driven by the change in the embedded derivative associated with the recapture of a reinsurance agreement.

Income tax expense (benefit) changed by $50 million from an expense of $17 million to a benefit of $33 million primarily due to:

•a decrease in income before income taxes.

The change was partially offset by:

•a decrease in tax credits.

Net income decreased by $224 million from $257 million to $33 million primarily due to:

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2020		December 31, 2019
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$27,177	76.7%	$25,153	75.3%
Fixed maturities, at fair value using the fair value option	1,755	5.0%	1,479	4.4%
Equity securities, at fair value	219	0.6%	80	0.2%
Short-term investments(1)	—	—%	—	—%
Mortgage loans on real estate	4,631	13.1%	4,664	14.0%
Policy loans	193	0.5%	205	0.6%
Limited partnerships/corporations	757	2.1%	738	2.2%
Derivatives	178	0.5%	224	0.7%
Securities pledged	476	1.4%	828	2.5%
Other investments	44	0.1%	43	0.1%
Total investments	$35,430	100.0%	$33,414	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	September 30, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$542	2.1%	$749	2.5%
U.S. Government agencies and authorities	18	0.1%	20	0.1%
State, municipalities, and political subdivisions	700	2.7%	818	2.8%
U.S. corporate public securities	7,348	27.7%	8,633	29.4%
U.S. corporate private securities	3,719	14.1%	4,207	14.3%
Foreign corporate public securities and foreign governments(1)	2,521	9.5%	2,860	9.7%
Foreign corporate private securities(1)	3,089	11.7%	3,358	11.4%
Residential mortgage-backed securities	4,134	15.7%	4,301	14.6%
Commercial mortgage-backed securities	2,825	10.7%	2,959	10.1%
Other asset-backed securities	1,499	5.7%	1,503	5.1%
Total fixed maturities, including securities pledged	$26,395	100.0%	$29,408	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2019
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$565	2.2%	$691	2.5%
U.S. Government agencies and authorities	19	0.1%	19	0.1%
State, municipalities, and political subdivisions	747	3.0%	815	3.0%
U.S. corporate public securities	7,103	28.0%	8,031	29.2%
U.S. corporate private securities	3,776	15.0%	4,066	14.8%
Foreign corporate public securities and foreign governments(1)	2,417	9.5%	2,679	9.8%
Foreign corporate private securities(1)	3,171	12.5%	3,375	12.3%
Residential mortgage-backed securities	3,685	14.5%	3,810	13.9%
Commercial mortgage-backed securities	2,381	9.4%	2,500	9.0%
Other asset-backed securities	1,472	5.8%	1,474	5.4%
Total fixed maturities, including securities pledged	$25,336	100.0%	$27,460	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2020, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$749	$—	$—	$—	$—	$—	$749
U.S. Government agencies and authorities	20	—	—	—	—	—	20
State, municipalities and political subdivisions	756	62	—	—	—	—	818
U.S. corporate public securities	3,233	4,879	450	59	12	—	8,633
U.S. corporate private securities	1,496	2,464	162	76	9	—	4,207
Foreign corporate public securities and foreign governments(1)	1,060	1,659	115	25	—	1	2,860
Foreign corporate private securities(1)	340	2,757	86	175	—	—	3,358
Residential mortgage-backed securities	4,021	219	25	—	14	22	4,301
Commercial mortgage-backed securities	2,689	250	15	5	—	—	2,959
Other asset-backed securities	1,342	144	5	6	6	—	1,503
Total fixed maturities	$15,706	$12,434	$858	$346	$41	$23	$29,408
% of Fair Value	53.4%	42.3%	2.9%	1.2%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	755	59	—	—	—	1	815
U.S. corporate public securities	3,330	4,175	445	69	12	—	8,031
U.S. corporate private securities	1,383	2,471	107	95	10	—	4,066
Foreign corporate public securities and foreign governments(1)	1,089	1,482	92	16	—	—	2,679
Foreign corporate private securities(1)	336	2,858	148	33	—	—	3,375
Residential mortgage-backed securities	3,677	96	3	—	12	22	3,810
Commercial mortgage-backed securities	2,242	196	47	9	6	—	2,500
Other asset-backed securities	1,318	135	11	1	9	—	1,474
Total fixed maturities	$14,840	$11,472	$853	$223	$49	$23	$27,460
% of Fair Value	54.0%	41.8%	3.1%	0.8%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$749	$—	$—	$—	$—	$749
U.S. Government agencies and authorities	20	—	—	—	—	20
State, municipalities and political subdivisions	58	504	194	62	—	818
U.S. corporate public securities	79	441	3,028	4,591	494	8,633
U.S. corporate private securities	65	137	1,342	2,434	229	4,207
Foreign corporate public securities and foreign governments(1)	9	276	891	1,530	154	2,860
Foreign corporate private securities(1)	—	30	285	2,826	217	3,358
Residential mortgage-backed securities	3,133	258	105	197	608	4,301
Commercial mortgage-backed securities	1,108	352	646	737	116	2,959
Other asset-backed securities	279	370	677	142	35	1,503
Total fixed maturities	$5,500	$2,368	$7,168	$12,519	$1,853	$29,408
% of Fair Value	18.7%	8.1%	24.4%	42.6%	6.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	19	—	—	—	—	19
State, municipalities and political subdivisions	55	502	198	59	1	815
U.S. corporate public securities	72	440	2,837	4,185	497	8,031
U.S. corporate private securities	89	120	1,280	2,371	206	4,066
Foreign corporate public securities and foreign governments(1)	8	269	858	1,420	124	2,679
Foreign corporate private securities(1)	—	—	429	2,820	126	3,375
Residential mortgage-backed securities	2,799	136	75	281	519	3,810
Commercial mortgage-backed securities	1,012	240	601	539	108	2,500
Other asset-backed securities	292	312	692	140	38	1,474
Total fixed maturities	$5,037	$2,019	$6,970	$11,815	$1,619	$27,460
% of Fair Value	18.3%	7.4%	25.4%	43.0%	5.9%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $144 million from $63 million to $207 million for the nine months ended September 30, 2020. A modest steepening of the yield curve, that included higher interest rates in the long-end, increased unrealized losses on a small portion of the portfolio. Tighter spreads on the quarter and historically low interest rates continue to limit the overall amount of unrealized losses.

As of September 30, 2020, we held two fixed maturity with unrealized capital loss in excess of $10 million. As of September 30, 2020, the unrealized capital loss on these fixed maturity securities equaled $26 million, or 12.4% of the total unrealized losses. As of December 31, 2019, we held no fixed maturity securities with unrealized capital loss in excess of $10 million.

As of September 30, 2020, we had $1.8 billion of energy sector fixed maturity securities, constituting 6.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $38 million, including one energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $14 million. As of September 30, 2020, our fixed maturity exposure to the energy sector is comprised of 86.8% investment grade securities.

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

Residential Mortgage-Backed Securities

The following tables present our residential mortgage-backed securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,324	$122	$1	$7	$2,452
Prime Non-Agency	1,752	58	26	1	1,785
Alt-A	41	5	1	5	50
Sub-Prime(1)	29	4	—	—	33
Total RMBS	$4,146	$189	$28	$13	$4,320
(1) Includes subprime other asset backed securities.
	December 31, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,099	$84	$2	$6	$2,187
Prime Non-Agency	1,525	33	8	1	1,551
Alt-A	46	8	—	4	58
Sub-Prime(1)	30	3	—	—	33
Total RMBS	$3,700	$128	$10	$11	$3,829
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$190	$222	$79	$81	$89	$90	$78	$74	$12	$11	$448	$478
2014	256	301	44	45	31	32	15	13	27	26	373	417
2015	177	203	85	90	52	50	87	86	16	16	417	445
2016	28	32	23	24	27	29	39	38	—	—	117	123
2017	56	63	34	34	86	84	71	69	39	38	286	288
2018	80	92	26	26	148	146	103	101	16	17	373	382
2019	138	164	39	38	155	149	267	262	7	8	606	621
2020	30	31	14	14	66	66	96	94	—	—	206	205
Total CMBS	$955	$1,108	$344	$352	$654	$646	$756	$737	$117	$116	$2,826	$2,959

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$193	$212	$35	$36	$50	$51	$94	$99	$2	$3	$374	$401
2014	251	274	29	29	38	39	15	15	21	22	354	379
2015	188	199	77	80	50	51	84	88	19	19	418	437
2016	27	29	11	11	23	24	37	39	6	6	104	109
2017	72	75	34	34	98	102	44	45	32	34	280	290
2018	85	95	21	22	172	178	78	80	—	—	356	375
2019	114	128	27	28	156	157	174	173	24	23	495	509
Total CMBS	$930	$1,012	$234	$240	$587	$602	$526	$539	$104	$107	$2,381	$2,500
As of September 30, 2020, 90.8% and 8.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 89.7% and 7.9% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$224	$222	$273	$272	$541	$532	$8	$7	$23	$17	$1,069	$1,050
Auto-Loans	1	1	10	10	7	7	—	—	—	—	18	18
Student Loans	15	15	75	79	55	56	1	1	—	—	146	151
Other Loans	37	41	9	9	78	81	127	134	—	—	251	265
Total Other ABS(1)	$277	$279	$367	$370	$681	$676	$136	$142	$23	$17	$1,484	$1,484
(1) Excludes subprime other asset backed securities
	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$235	$234	$237	$238	$542	$534	$12	$11	$21	$18	$1,047	$1,035
Auto-Loans	1	1	10	10	5	5	—	—	—	—	16	16
Student Loans	14	14	59	60	71	72	2	2	—	—	146	148
Other Loans	40	42	3	4	78	80	124	127	3	3	248	256
Total Other ABS(1)	$290	$291	$309	$312	$696	$691	$138	$140	$24	$21	$1,457	$1,455
(1) Excludes subprime other asset backed securities

As of September 30, 2020, 89.2% and 9.7% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2018, 89.3% and 9.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be other-than-temporarily impaired ("OTTI") (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. As of September 30, 2020, there were two commercial mortgage loans with a pre and post carrying value of $6 and $4 respectively, for which repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty. The collateral is Office/Retail space and Hotel. The expected credit loss was based on the fair value of the underlying collateral and there was a subsequent write off against the allowance of $2.

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

As of September 30, 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 46.3%. As of December 31, 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 62.3%. While still heavily impacted by COVID-19, the Commercial Mortgage Loan portfolio allowance decreased during the quarter as certain sectors of the economy resumed operations, albeit at lower than pre-pandemic levels. We continue to observe distress in the hotel sector.

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

As of September 30, 2020, the Company's total European exposure had an amortized cost and fair value of $2,768 million and $3,068 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $296 million, which includes non-financial institutions exposure in Ireland of $79 million, in Italy of $113 million, and in Spain of $77 million. We also had financial institutions exposure in Ireland of $0 million, in Italy of $6 million and in Spain of $21 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,772 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2020, our non-peripheral sovereign exposure was $99 million, which consisted of fixed maturities. We also had $472 million in net exposure to non-peripheral financial institutions with a concentration in France of $103 million, The Netherlands of $51 million, Switzerland of $77 million and the United Kingdom of $219 million. The balance of $2,201 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,438 million, in The Netherlands of $250 million, in Belgium of $160 million, in France of $262 million, in Germany of $149 million, in Switzerland of $190 million and in Russia of $57 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of September 30, 2020, VRIAC had an outstanding receivable of $431 million, and VIPS had a $73 million outstanding payable. As of December 31, 2019, we had an outstanding receivable of $69 million and no outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 56.4% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2020, VRIAC had securities lending collateral assets of $183 million, which represents approximately 0.2% of its general account statutory admitted assets. As of December 31, 2019, VRIAC had securities lending collateral assets of $650 million, which represents approximately 2.0% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2020 and 2019, VRIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2020, VRIAC paid an ordinary dividend to its Parent in the aggregate amount of $294 million. During the nine months ended September 30, 2019, VRIAC paid an ordinary dividend in the amount of $396 million to its Parent.

On March 27, 2020, VFP paid a $20 million dividend to VRIAC, its Parent, on June 15, 2020, VFP paid a $15 million dividend to VRIAC and on September 25, 2020, VFP paid a $20 million dividend to VRIAC. During the nine months ended September 30, 2019, VFP paid dividends of $60 million to VRIAC.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2020, we implemented a new accounting and financial reporting platform, including a new general ledger system. This new system will standardize processes, improve the efficiency of our operations and further strengthen internal controls over financial reporting. As such, we modified our internal controls over financial reporting to align with the new processes and system.

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

Many businesses around the world, including ours, have been significantly affected by the global outbreak of COVID-19 disease. Since March 2020, when the disease first became widespread, global financial markets have experienced periods of extreme volatility. These market events, which include a significant drop in equity prices in the early spring followed by a recovery in the second and third quarters, declines in U.S. Treasury yields and distress in certain credit market sectors such as energy, real estate, transportation and retail, adversely affected our first, second and third quarter 2020 financial results and are likely to continue to have adverse effects on our business for the foreseeable future. These future adverse effects, which could be material, may include:

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

In addition, our business process and IT operations depend to a significant extent on outsourcing providers and a joint venture based in India, which has reimposed lockdowns in several cities across India as they experience a resurgence of COVID-19 cases. Although our joint venture operations did not experience any notable disruptions from a transition to work-from-home, several of our outsourcing providers have experienced difficulty in moving their employee bases to a work-from-home arrangement. While these difficulties have not yet materially interfered with our business operations, there is a risk of future disruptions, particularly if the Indian lockdowns persist for an extended period of time.

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

Item 6.    Exhibits

See Exhibit Index on page 84 hereof.

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

November 12, 2020			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Francis G. O'Neil
Francis G. O'Neill
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

