Form 10-K
period 2020-12-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2021-03-16
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of March 10, 2021, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.
NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION
I(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2020

As used in this Annual Report on Form 10-K, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition" and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations; (xi) changes in the policies of governments and/or regulatory authorities; and (xii) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the fixed and variable annuities business that it sold to VA Capital LLC on June 1, 2018 and the Individual Life Transaction that closed on January 4, 2021, including the transition services on the expected timeline and economic terms, and (xiv) other factors described in the section "Item 1A. Risk Factors."

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

On January 4, 2021, VRIAC’s ultimate parent, Voya Financial Inc. ("Voya Financial"), consummated a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of Security Life of Denver Company ("SLD") and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI.

Concurrently with the sale, SLD entered into reinsurance agreements with Reliastar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC reinsured to SLD a 100% quota share, and RLNY reinsured to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of Voya Financial. These reinsurance transactions were substantially carried out on a coinsurance or modified coinsurance basis, with SLD’s reinsurance obligations collateralized by invested assets placed in a comfort trust. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") resulted in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products were ceded to SLD and related assets were transferred.

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

Description of Business

We offer qualified and nonqualified annuity contracts that include a variety of funding and payout options for employer-sponsored retirement plans as well as some individual plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. Our products are offered primarily to public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations, state and local governments, small to mid-sized corporations and individuals. We also provide stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to us. We discontinued sales of these solutions in late 2016 to better align business activities to our priorities. This business will be transferred as part of the Individual Life Transaction described further under "Organization of Business". Our products are generally distributed through independent brokers and advisors, third-party administrators, consultants, and representatives associated with Voya Financial's owned broker-dealer and investment advisor, Voya Financial Advisors, Inc. ("VFA"). On February 8, 2021, VFA entered into an agreement with Cetera Financial Group, Inc. (“Cetera”), one of the nation’s largest networks of independently managed broker-dealers, pursuant to which Cetera will acquire the independent financial planning channel of VFA (the “Financial Planning Channel Sale”). In connection with this transaction, VFA expects to transfer approximately 900 independent financial professionals serving retail customers with approximately $40 billion in assets to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our business. The transaction is expected to close in the second or third quarter of 2021. The closing is subject to certain conditions, including the receipt of required regulatory approvals.

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

Our variable annuities may offer one or more of the following guaranteed minimum death benefits:

Guaranteed Minimum Death Benefits ("GMDBs"):

•Standard - Guarantees that, upon death of the individual specified in the policy, the death benefit will be no less than the premiums paid by the customer, adjusted for withdrawals.
•Ratchet - Guarantees that, upon death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Standard or (2) the maximum policy anniversary (or quarterly) value of the variable annuity, adjusted for withdrawals.

•Rollup - Guarantees that, upon death of the individual specified in the policy, the death benefit will be no less than the aggregate premiums paid by the contract owner, with interest at the contractual rate per annum, adjusted for withdrawals. The rollup may be subject to a maximum cap on the total benefit.
•Combo - Guarantees that, upon death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

Variable annuities with a death benefit equal to the product's account value, or the greater of the product's account value and the Standard Death Benefit are currently being offered. All other versions have been discontinued.

Variable annuity contracts containing GMDBs expose us to equity risk. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that we may be required to pay amounts to customers due to guaranteed death benefits. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing our risk associated with the GMDBs. Contracts with non-standard GMDB features are reinsured to third party reinsurers to mitigate the risk produced by such guaranteed minimum death benefits. Furthermore, contracts with standard GMDB features are out of the money so the risk associated with these contracts is unlikely to materialize in the near future.

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

We are not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2020. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on us.

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

	December 31,
	2020	2019
Deposits:
Variable annuities	$8,452	$8,944
Fixed annuities	2,071	2,119
Total annuities	10,523	11,063
Other products	1,854	901
Total deposits	$12,377	$11,964

Assets under management:
Variable annuities	$77,322	$70,505
Fixed annuities	31,145	29,140
Total annuities	108,467	99,645
Other products	12,252	10,863
Total assets under management	$120,719	$110,508

Assets under administration	344,903	273,200
Total assets under management and administration	$465,622	$383,708

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

Employees and Other Shared Services

VRIAC had 1,667 employees as of December 31, 2020, primarily focused on managing new business processing, product distribution, marketing, customer service and product management for us and certain of our affiliates, as well as providing product development, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

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

We are subject to periodic financial examinations and other inquiries and investigations by our state insurance regulators and other state law enforcement agencies and attorneys general.

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

To obtain approval of any change in control, any proposed acquirer must file with the Connecticut Insurance Department an application disclosing, among other information, its background, financial condition, the financial condition of its affiliates, the source and amount of funds by which it will affect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and other related matters.

Any purchaser of shares of common stock representing 10% or more of the voting power of our capital stock or that of Voya Financial, Inc. will be presumed to have acquired control of our Company unless, following application by that purchaser with the Connecticut Insurance Department, the Insurance Commissioner determines otherwise.

NAIC Regulations. The current insurance holding company model act and regulations (the "NAIC Regulations"), a version of which has been adopted by our domicile states, include a requirement that an insurance holding company system's ultimate controlling person submit annually to its lead state insurance regulator an "enterprise risk report" that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The NAIC Regulations also include a provision requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control. Connecticut adopted its version of the NAIC Regulations.

The NAIC's "Solvency Modernization Initiative" focuses on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC, and our insurance subsidiaries' domicile states, of the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"). ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer's material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. In accordance with statutory requirements, Voya Financial, Inc. regularly prepares and submits ORSA summary reports on behalf of the consolidated enterprise to the Connecticut Insurance Department, the legal insurance regulator of Voya Financial, Inc.'s consolidated enterprise. This initiative also resulted in the adoption by the NAIC and several of our insurance subsidiary domiciliary regulators of the Corporate Governance Annual Filing Model Act, which requires insurers, including Voya, to make an annual confidential filing regarding their corporate governance policies.

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

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company's assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2020, our Total Adjusted Capital exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

The NAIC is currently working with the American Academy of Actuaries as they consider possible updates to the asset factors that are used to calculate the RBC requirements for investment portfolio assets. The NAIC review may lead to an expansion in the number of NAIC asset class categories for factor-based RBC requirements and the adoption of new factors, which could increase capital requirements on some securities and decrease capital requirements on others. We cannot predict what, if any, changes may result from this review or their potential impact on our RBC ratios. We will continue to monitor developments in this area.

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

We do not anticipate regulatory action as a result of the 2020 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this undiscounted liability to be minimal as of December 31, 2020 and 2019. We have also recorded an asset of $9 million as of December 31, 2020 and 2019, for future credits to premium taxes. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed and enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. For example, in February, 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry." In 2018 and 2019, multiple other states have adopted versions of the NAIC Insurance Data Security Model Law. These laws, with effective dates ranging from January 1, 2019 to January 20, 2021, ensure that licensees of the Departments of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. During 2021, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

Securities Regulation Affecting Insurance Operations

We sell group variable annuities that are registered with and regulated by the SEC as securities under the Securities Act of 1933, as amended (the "Securities Act"). These products are issued through separate accounts that are registered as investment companies under the Investment Company Act, and are regulated by state law. Each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Our mutual funds, and in certain states, our variable annuity products, are subject to filing and other requirements under state securities laws. Federal and state securities laws and regulations are primarily intended to protect investors and generally grant broad rulemaking and enforcement powers to regulatory agencies.

In June 2019, the SEC approved a new rule, Regulation Best Interest (“Regulation BI”) and related forms and interpretations. Among other things, Regulation BI applies a heightened “best interest” standard to broker-dealers and their associated persons, including our retail broker-dealer, Voya Financial Advisors, when they make securities investment recommendations to retail customers. Compliance with Regulation BI was required beginning June 30, 2020. We do not believe ongoing compliance with Regulation BI will have a material impact on us.

Department of Labor Rule Regarding Fiduciaries

In December 2020, the Department of Labor (“DOL”) adopted a revised interpretation to the five part test to determine investment advice fiduciary status under Title I of ERISA. The DOL also adopted a prohibited transaction exemption that, subject to meeting certain requirements, will allow investment advice fiduciaries to receive compensation that might not otherwise be considered an ERISA prohibited transaction. The DOL has deferred enforcement of the new fiduciary interpretation until the prohibited transaction exemption becomes effective on February 16, 2021. We do not believe compliance with the fiduciary interpretation or the prohibited transaction exemption will have a material impact on us. We anticipate other state and federal regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If these additional rules are more onerous than Regulation BI and DOL rules, or do not coordinate with Regulation BI and DOL rules, the impact on us could be more substantial.

Federal Initiatives Affecting Insurance Operations

The U.S. federal government generally does not directly regulate the insurance business. Federal legislation and administrative policies in several areas can significantly affect insurance companies. These areas include federal pension regulation, financial services regulation, federal tax laws relating to life insurance companies and their products and the USA PATRIOT Act of 2001 (the "Patriot Act") requiring, among other things, the establishment of anti-money laundering monitoring programs.

Regulation of Retirement Products and Services

Our retirement products and services are subject to federal and state tax, securities, fiduciary (including the Employment Retirement Income Security Act ("ERISA")), insurance and other laws and regulations. The SEC, FINRA, state securities commissions, state banking and insurance departments and the Department of Labor ("DOL") and the Treasury Department are the principal regulators that regulate these products and services.

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

Employee Retirement Income Security Act Considerations

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

The CARES Act

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which became law on March 27, 2020, provides a range of economic stimulus and relief for individuals and businesses. Among other provisions, the CARES Act created a new category of distribution from most retirement plans and IRAs, a "coronavirus related distribution", or CRD. Retirement plan participants (subject to sponsor approval) and IRA owners who certify that they have been negatively impacted by COVID-19 may each, through the end of 2020, withdraw up to an aggregate of $100,000 penalty-free, and pay resulting income taxes over a 3-year period or re-contribute the withdrawn amount into a qualified plan or IRA during the same period. We do not believe the CARES Act will have a material effect on our financial condition or results of operations.

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

Privacy Laws and Regulation

U.S. federal and state laws and regulations, as well as international laws such as the General Data Protection Regulation ("GDPR") of the European Union, require all companies generally, and financial institutions, including insurance companies, in particular, to protect the security and confidentiality of personal information and to notify consumers about their policies and practices relating to their collection, use, and disclosure of consumer information and the protection of the security and confidentiality of that information. The collection, use, disclosure and security of protected health information is also governed by federal and state laws. Federal and state laws also require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions to implement effective programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited text messages, e-mail or fax messages to consumers and customers. Federal laws and regulations also regulate the permissible uses of certain types of personal information, including consumer report information. Federal and state governments and regulatory bodies may consider additional or more detailed regulation regarding these subjects. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding privacy standards and protocols. For example, California enacted the California Consumer Privacy Act, which took effect on January 1,2020 and the California Privacy Rights Act of 2020, which will go into effect on January 1, 2023. Consumer privacy legislation similar to the California Consumer Privacy Act has been introduced in other states. Broad data privacy legislation has also been introduced in the U.S. Senate. Should any such State or Federal legislation be enacted, we and other covered businesses may be required to incur significant expense in order to meet its requirements.

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

Item 1A.        Risk Factors
        (Dollar amounts in millions, unless otherwise stated)

We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, operational, legal, regulatory and reputational risks. The following is a summary of the more important factors that could affect our business, sales, revenues, AUM, reputation, results of operation, liquidity, profitability or financial condition.

•Conditions in the global capital markets and the economy.
•The COVID-19 pandemic.
•Adverse capital and credit market conditions and the cost of credit and capital.
•The level of interest rates and in particular the continuation of the low interest rate environment or a period of rapidly increasing interest rates.
•The expected replacement of LIBOR and related reforms.
•A downgrade or a potential downgrade in our financial strength or credit ratings.
•Our ability to increase or maintain our market share in highly competitive markets.
•The adequacy of our risk management policies and procedures, including hedging programs.
•The inability of counterparties to meet their financial obligations.
•Requirements to post collateral or make payments related to changes in market value of specified assets.
•The diminishment in value of our invested assets and the investment returns credited to customers.
•The relative illiquidity of some of our investments as well as significant market valuation fluctuations of certain asset classes.
•The complexity of our products and services and the reliance on intermediaries to properly perform services and not misrepresent our products or services.
•Inherent uncertainty in various methodologies, estimations and assumptions that we use to value our investments.
•Risks associated with our participation in a securities lending program and a repurchase program.
•Differences between actual policy experience and pricing, reserving or actuarial assumptions.
•Unfavorable developments in interest rates, credit spreads and policyholder behavior related to our stable value products, and the ability of our hedge program and risk mitigation features to offset potential consequences.
•Potential acceleration of the amortization of DAC, DSI and/or VOBA.
•Credit risk associated with reinsurance, as well as its general availability, affordability or adequacy.
•A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies.
•A concentration of our institutional funding with a Federal Home Loan Bank.
•Any failure to protect the privacy and confidentiality of customer information.
•Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error.
•A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology and other operational systems, or the sensitive data residing on such systems.
•Changes in accounting standards.
•Potential limitations on our ability to use certain beneficial deferred tax assets.
•Potential requirements to reduce the carrying value of our deferred income tax asset or establish an additional valuation allowance against the deferred income tax asset.
•Adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.
•Litigation or potential litigation.
•A loss of, or significant change in, key product distribution relationships.
•The occurrence of natural or man-made disasters.
•Potential difficulties arising from outsourcing relationships.
•The application of regulations governing our businesses and those of our affiliates, as well as changes in such regulation.
•The application of regulations governing our insurance businesses in particular, as well as changes in regulation, enforcement actions and regulatory investigations.
•The regulation of our products, and failure to meet any of the complex product requirements.
•Changes in tax laws and interpretations of existing tax law.

Risks Related to Our Business

Conditions in the global capital markets and the economy generally have affected and may continue to affect our business and results of operations.

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally and are vulnerable to general economic disruption, decreases in asset prices, increases in market volatility and reductions in the availability of credit. In 2020, the economic dislocation created by the COVID-19 pandemic created many of these conditions at least temporarily, and some such conditions, in particular high unemployment and historically low interest rates, have persisted into 2021. See Risk Factor "The COVID-19 pandemic has had, and is likely to continue to have, adverse effects on our financial condition and results of operations".

Although we carry out business almost exclusively in the United States, we are affected by both domestic and international macroeconomic developments. Volatility and disruptions in financial markets, including global capital markets, can have an adverse effect on our investment portfolio, and our liabilities are sensitive to changing market factors. Factors including, but not limited to, geopolitics and political uncertainty, interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, exchange rates, the volatility and strength of the capital markets, and deflation and inflation, all affect our financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of impacts, including diverging impacts, on the value of our assets and our liabilities.

Even in the absence of a market downturn, our retirement products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions. These fluctuations and conditions could materially and adversely affect our results of operations, financial condition and liquidity.

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

Many businesses around the world, including ours, have been significantly affected by the global outbreak of COVID-19 disease. Since March 2020, when the disease first became widespread, global financial markets have experienced periods of extreme volatility. These market events, which include a significant drop in equity prices in the early spring followed by a recovery in the second and third quarters, declines in U.S.Treasury yields and distress in certain credit market sectors such as energy, real estate, transportation and retail, have adversely affected our 2020 financial results and are likely to continue to have adverse effects on our business. These future adverse effects, which could be material, may include:

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

We have also faced, and are likely to continue to face, disruption of our normal business operations, including the ability to interact with existing or potential clients. While many states have lifted their most severe restrictions requiring mandatory business shutdowns and stay-at-home orders, the resurgence and persistence of new infections in many U.S. states has slowed the reopening of the U.S. economy. Although our business has been deemed an essential service in most or all jurisdictions in which we operate, the vast majority of our employees have been working from home since March 2020. While our work from home arrangements have not created any significant problems, if such problems were to arise in the future, such that significant portions of our workforce are unable to work remotely in an effective manner, the impact of COVID-19 on our business could be exacerbated.

In addition, our business process and IT operations depend to a significant extent on outsourcing providers and a joint venture based in India, which has experienced periodic lockdowns in several cities. Although our joint venture operations did not experience any notable disruptions from a transition to work-from-home, several of our outsourcing providers have experienced difficulty in moving their employee bases to a work-from-home arrangement. While these difficulties have not yet materially interfered with our business operations, there is a risk of future disruptions, particularly if India experiences further disruptions to economic activity due to COVID-19.

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

During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in tandem with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also coincide with a change to our long-term view of the interest rates. Such a change in our view would cause us to further change the long-term interest rate assumptions in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences, which would be incremental to those consequences recorded in connection with the most recent revision. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. We believe a continuation of the low interest rate environment would negatively affect our financial performance.

Conversely, an increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create increased collateral posting requirements associated with our interest rate hedge programs and Federal Home Loan Bank ("FHLB") funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expense and reduce our results of operations.

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

The market transition away from IBORs to alternative reference rates is complex and could have a range of adverse impacts including potentially systemic disruptions to the financial markets generally, as well as adverse impacts to our results of operations and financial condition. In particular, any such transition or reform could:

•Adversely impact the pricing, liquidity, value of, return on, and trading for a broad array of financial products, including any IBOR-linked securities, loans and derivatives that are included in our financial assets and liabilities;

•Result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of provisions in IBOR-based products such as fallback language or other related provisions, including in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between the IBORs and the various alternative reference rates; and

•Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from IBOR-based products to those based on one or more alternative reference rates in a timely manner, including by quantifying a value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates.

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

We are currently subject to periodic review by independent credit rating agencies S&P, Moody's, Fitch and A.M. Best, each of which currently maintain an investment grade rating with respect to us. Our ability to obtain secured or unsecured debt financing and our cost of secured or unsecured debt financing is dependent, in part, on our credit ratings. Maintaining our credit ratings depends in part on strong financial results and in part on other factors, including the outlook of the rating agencies on our sector and the market generally. A credit rating downgrade could negatively impact our ability to obtain secured or unsecured financing and increase borrowing costs.

Financial strength ratings, which various rating organizations publish as a measure of an insurance company's ability to meet contractholder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including: (i) reducing new sales of insurance and annuity products and investment products; (ii) adversely affecting our relationships with our advisors and third-party distributors of our products; (iii) materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; (iv) requiring us to reduce prices for many products and services to remain competitive; and (v) adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

We cannot assure you that these ratings will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn. Ratings are not a recommendation to buy, sell or hold any security, and each agency's rating should be evaluated independently of any other agency's rating. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could increase our corporate borrowing costs and limit our access to the capital markets, which could adversely impact our financial results.

Because we operate in highly competitive markets, we may not be able to increase or maintain our market share, which may have an adverse effect on our results of operations and financial condition.

In each of our businesses we face intense competition, including from domestic and foreign insurance companies, broker-dealers, financial advisors, asset managers and diversified financial institutions, banks, technology companies and start-up financial services providers, both for the ultimate customers for our products and for distribution through independent distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution, price, perceived financial strength and credit ratings, scale and level of customer service. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have greater financial resources, or have higher claims-paying or credit ratings than we do. Furthermore, the preferences of the end consumers for our products and services may shift, including as a result of technological innovations affecting the marketplaces in which we operate. To the extent our competitors are more successful than we are at adopting new technology and adapting to the changing preferences of the marketplace, our competitiveness may decline.

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

We have developed risk management policies and procedures, including hedging programs that utilize derivative financial instruments, and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective, particularly during turbulent economic conditions. Many of our methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures accurately, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See "Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses" for a description of risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely protect us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

The inability of counterparties to meet their financial obligations could have an adverse effect on our results of operations.

Third parties that owe us money, securities or other assets may not pay or perform under their obligations. These parties include the issuers or guarantors of securities we hold, customers, reinsurers, trading counterparties, securities lending and repurchase counterparties, counterparties under swaps, credit default and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries. Defaults by one or more of these parties on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other factors, or even rumors about potential defaults by one or more of these parties, could have a material adverse effect on our results of operations, financial condition and liquidity. Actual or anticipated changes or downgrades in counterparty credit ratings, including any announcement that such ratings are under review for a downgrade, could increase our corporate borrowing costs and limit our access to the capital markets, which could adversely impact our financial results.

We routinely execute a high volume of transactions such as unsecured debt instruments, derivative transactions and equity investments with counterparties and customers in the financial services industry, resulting in large periodic settlement amounts which may result in our having significant credit exposure to one or more of such counterparties or customers. Many of these transactions comprise derivative instruments with a number of counterparties in order to hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. As a result, we face concentration risk with respect to liabilities or amounts we expect to collect from specific counterparties and customers. A default by, or even concerns about the creditworthiness of, one or more of these counterparties or customers could have an adverse effect on our results of operations or liquidity. There is no assurance that losses on, or impairments to the carrying value of, these assets due to counterparty credit risk would not materially and adversely affect our business, results of operations or financial condition.

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The deterioration or perceived deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. Our credit risk may also be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure that is due to us, which is most likely to occur during periods of illiquidity and depressed asset valuations. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of rights under the contracts. Bankruptcies, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity.

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

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See risk factor "A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition." We are also subject to the risk that cash flows resulting from the payments on pools of mortgages or other obligations that serve as collateral underlying the mortgage-or asset-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain "interest-only" securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

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

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. Reported values of our relatively illiquid types of investments do not necessarily reflect the current market prices of the asset. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it may be difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that, although currently in active markets with significant observable data, could become illiquid in a difficult financial environment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.

The determination of the amount of allowances and impairments taken on our investments is subjective and could materially and adversely impact our results of operations or financial condition.

The determination of the amount of allowances and impairments varies by investment type and is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are subjective and require a high degree of judgment, and are revised as conditions change and new information becomes available. There can be no assurance that management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future if investments perform worse than our expectations. Historical trends may not be indicative of future impairments or allowances.

Fixed maturity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular interim or annual period.

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

For both securities lending and repurchase transactions, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities. If we decrease the amount of our securities lending and repurchase activities over time, the amount of net investment income generated by these activities will also likely decline. See "Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition-Liquidity and Capital Resources-Securities Pledged."

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

We offer stable value products primarily as a fixed rate, liquid asset allocation option for employees of our plan sponsor customers within the defined contribution funding plans offered by our Retirement business. Although a majority of these products do not provide for a guaranteed minimum credited rate, a portion of this book of business provides a guaranteed annual credited rate on the invested assets in addition to enabling participants the right to withdraw and transfer funds at book value.

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

In connection with the Individual Life Transaction, we entered into a large reinsurance agreement with SLD, our former insurance affiliate, with respect to the portion of the Individual Life and other legacy businesses that have been written by us. While SLD's reinsurance obligations to us are collateralized through assets held in trust, in the event of any default by SLD of its reinsurance obligations to us, or any loss of credit for such reinsurance, there can be no assurance that such assets will be sufficient to support the reserves that we would be required to establish or pay claims.

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

Our reinsurance recoverable balances are periodically assessed for uncollectability. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses (which are sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC's instructions with respect to RBC calculation methodologies. As a result of Tax Reform, the NAIC updated the factors affecting RBC requirements which caused an increase in the amount of capital we required to maintain to satisfy our RBC requirements. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies' expectations. To the extent that our RBC ratios are deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce our capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

Our failure to meet RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by insurance regulators, including limitations on our ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, may still limit our ability to make dividends or distributions to our Parent, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our businesses and relationships with customers are dependent upon our ability to maintain the privacy, security and confidentiality of our and our customers' personal information, trade secrets, and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees and agents). We are also subject to numerous federal and state laws as well as international laws such as GDPR regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. As data privacy laws continue to proliferate, we may face difficulties in complying with an increasing number of legal obligations with respect to data privacy and security, or with balancing competing requirements that may be inconsistent across jurisdictions.

Many of our employees and contractors and the representatives of our broker-dealer subsidiaries and affiliates have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the privacy, security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us, or our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail in the future to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see risk factors “-Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.”

Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business.

We are highly dependent on automated and information technology systems to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. Despite the implementation of security and back-up measures, our information technology systems may remain vulnerable to disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on joint ventures, affiliates and third party service providers to provide services to us and our customers, including those joint ventures, affiliates and third party service providers to whom we outsource certain of our functions. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology and other operational systems, or the sensitive data residing on such systems, could harm our business.

We are highly dependent on automated telecommunications, information technology and other operational systems to record and process our internal transactions and transactions involving our customers. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors, and similar disruptions. Businesses in the United States and in other countries have increasingly become the targets of "cyberattacks," "ransomware," "phishing," "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in significant disruptions to information technology systems and the theft of significant amounts of information, as well as funds from online financial accounts, and can cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cybersecurity incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting.

We retain personal and confidential information and financial accounts in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could disrupt system operations, access, view, misappropriate, alter, or delete information in the systems, including personal information and proprietary business information and misappropriate funds from online financial accounts. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. Certain state, federal and international laws require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information, or that otherwise results in unauthorized disclosure or use of personal information could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding privacy standards and protocols. Broad data privacy legislation has also been introduced in the U.S. Senate. Should any such state or federal legislation be enacted, we and other covered businesses may be required to incur significant expense in order to meet its requirements.

Our joint ventures, affiliates and third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition. For additional information about specific cybersecurity regulations that we are subject to, see Part I. Item 1. "Business-Regulation-Insurance Regulation-Cybersecurity Regulatory Activity".

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

For additional information regarding new accounting standards, see Part II, Item 8. Note 1. "Business, Basis of Presentation and Significant Accounting Policies".

Our ability to use certain beneficial deferred tax assets may become subject to limitations.

Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered by the occurrence of an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three year period ("Section 382 event"). If triggered, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation. Generally speaking, this limitation is derived by multiplying the fair market value of the Company immediately before the date of the Section 382 event by the applicable federal long-term tax-exempt rate. If the company were to experience a Section 382 event, this could impact our ability to obtain tax benefits from existing deferred tax assets, as well as future losses and deductions.

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

We are, and may be in the future, subject to legal actions in the ordinary course of our business operations. Some of these legal proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble and/or punitive damages. Our reserves for litigation may prove to be inadequate and insurance coverage may not be available or may be declined for certain matters. It is possible that our results of operations or cash flows in a particular interim or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation depending, in part, upon the results of operations or cash flows for such period. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation matters could have a material adverse effect on our financial condition.

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

We are exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes and pandemic disease, as well as man-made disasters and core infrastructure failures, including acts of terrorism, military actions, power grid and telephone/internet infrastructure failures, which may adversely affect AUM, results of operations and financial condition by causing, among other things:

•losses in our investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform;
•changes in the rate of mortality, claims, withdrawals, lapses and surrenders of existing policies and contracts, as well as sales of new policies and contracts; and

•disruption of our normal business operations due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services.

A number of these risks materialized in connection with the COVID-19 epidemic, which created material economic disruption worldwide and also had significant effects on our business operations, including the operations of Voya’s overseas joint venture and third-party outsourcing providers.

In the event of any future disaster or disruption, there can be no assurance that our business continuation and crisis management plan or insurance coverages would be effective in mitigating any negative effects on operations or profitability in the event of a disaster, nor can we provide assurance that the business continuation and crisis management plans of the independent distributors and outside vendors on whom we rely for certain services and products would be effective in mitigating any negative effects on the provision of such services and products in the event of a disaster.

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

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our information technology and business functions. If our joint ventures, affiliates or third-party service providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience system failures, disruptions or other operational difficulties, an inability to meet obligations, including, but not limited to, obligations to policyholders, customers, business partners and distribution partners, increased costs and a loss of business and such events may have a material adverse effect on our business and results of operations. Our reliance on outsourcing providers may also exacerbate our exposure to certain risks associated with catastrophic events or material disruptions in economic activity, such as that which occurred in connection with the COVID-19 epidemic. This exposure could be particularly severe to the extent such events occur in regions, such as India, in which our outsourcing providers tend to be concentrated. See “-Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business,” and "-A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

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

Past or future misconduct by our employees, agents, intermediaries, representatives of our broker-dealer affiliates or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm, and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates' business decisions and to prevent us from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures. Our Parent's compensation policies and practices are reviewed as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition.

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

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products and their affiliated transactions. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use captive reinsurance companies to reinsure certain of our remaining annuities and to fund statutory stable value reserves in excess of the economic reserve level. Our continued use of affiliated captive reinsurance companies are subject to potential regulatory changes.

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

Our retirement and investment, and remaining annuity products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS.

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

Changes in tax law, as well as changes in interpretation and enforcement of existing tax laws could increase our future tax costs, reducing our profitability.

Changes or clarifications in tax law could cause further reductions to the statutory deferred tax assets and RBC ratios of our insurance subsidiaries. A reduction in the statutory deferred tax assets or RBC ratios may impact the ability of the affected insurance subsidiaries to make distributions to us and consequently could negatively impact our ability to pay dividends to our stockholders and to service our debt.

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

During the year ended December 31, 2020, VRIAC declared and paid ordinary dividends to its Parent in the aggregate amount of $294 million. During the year ended December 31, 2019, VRIAC paid an ordinary dividend in the amount of $396 million to its Parent.

On March 27, 2020, VFP paid a $20 million dividend to VRIAC, its parent; on June 18, 2020, VFP paid a $15 million dividend to VRIAC; on September 25, 2020, VFP paid a $20 million dividend to VRIAC; and on December 22, 2020, VFP paid a $20 million dividend to VRIAC. During the year ended December 31, 2019, VFP paid dividends of $80 million to VRIAC.

On December 31, 2020, VRA paid a $20 million dividend to VRIAC, its parent.

During the year ended December 31, 2020, we did not receive capital contributions from our Parent. During the years December 31, 2019, we received capital contributions of $57 million from our Parent.

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2020, 2019 and 2018 and financial condition as of December 31, 2020 and 2019. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC for no cash consideration. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability In addition to these non-insurance subsidiaries, VRIAC owns the wholly-owned owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

On January 4, 2021, VRIAC's ultimate parent, Voya Financial Inc. ("Voya Financial"), consummated a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of Security Life of Denver Company ("SLD") and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI.

Concurrently with the sale, SLD entered into reinsurance agreements with ReliaStar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC reinsured to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective in-scope individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of Voya Financial. These reinsurance transactions were substantially carried out on a coinsurance or modified coinsurance basis, with SLD’s reinsurance obligations collateralized by invested assets placed in a comfort trust. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") resulted in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products were ceded to SLD and related assets transferred. Based on values as of December 31, 2020, U.S. GAAP reserves to be ceded for VRIAC are expected to be approximately $3.6 billion.

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

Additionally, to the extent the reinsurance transactions referred to above reinsure policies that do not meet risk transfer, a deposit asset will be established in the amount of net consideration transferred to SLD, which is expected to be in the range of $1.0 billion to $1.5 billion, net of tax. This compares to liabilities related to contract owner account balances that currently exist for the related underlying policies. The annual net impact of the interest income accretion on the deposit asset and interest credited to the contract owner account balances is expected to be in the range of approximately $20 million to $60 million, net of tax.

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

On February 8, 2021, VFA entered into an agreement with Cetera Financial Group, Inc. (“Cetera”), one of the nation’s largest networks of independently managed broker-dealers, pursuant to which Cetera will acquire the independent financial planning channel of VFA (the “Financial Planning Channel Sale”). In connection with this transaction, VFA expects to transfer approximately 900 independent financial professionals serving retail customers with approximately $40 billion in assets to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our business. The transaction is expected to close in the second or third quarter of 2021. The closing is subject to certain conditions, including the receipt of required regulatory approvals.

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

Critical Accounting Judgments and Estimates

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time. The inputs into our estimates and assumptions consider the economic implications of COVID-19 on our critical and significant accounting estimates. Those estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the accompanying Consolidated Financial Statements.

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

•Mortality is the incidence of death among policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions.
•A lapse rate is the percentage of in-force policies surrendered by the policyholder or canceled by us due to non-payment of premiums.

See the Guaranteed Benefit Features Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on our reserves for future policy benefits, contract owner account balances and product guarantees.

Insurance and Other Reserves

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.3% to 5.3%.

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

•One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. We use a reversion to the mean approach, which assumes that the market returns over the entire mean reversion period are consistent with a long-term level of equity market appreciation. We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.
•Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for all applicable products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults.
•Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions, and such assumptions require considerable judgment. Estimated gross profits for our variable annuity contracts are particularly sensitive to these assumptions.

During the third quarter of 2020, 2019 and 2018, we conducted our annual review of assumptions, including projection model inputs, which resulted in net (unfavorable)/favorable unlocking of DAC and VOBA of $(138) million, $(13) million and $42 million, respectively. Unlocking in the third quarter of 2020 was primarily driven by changes in long term interest and equity rates. Unlocking in the third quarter 2019 reflects impacts related to a reduction in the long-term interest rate and lower net margins partially offset by changes to earned rates. Unlocking in the third quarter 2018 reflects changes in equity market assumptions partially offset by an unfavorable adjustment related to the GMIR initiative (described below).

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

There was no unlocking of DAC and VOBA related to GMIR initiative for the year ended December 31, 2020 and 2019. For the year ended December 31, 2018, unfavorable unlocking of DAC and VOBA related to changes in GMIR provisions was $51 million, of which $8 million was included in the results of the annual review of assumptions referenced above.

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

($ in millions)	As of December 31, 2020
Decrease in long-term equity rate of return assumption by 100 basis points	$(30)
A change to the long-term interest rate assumption of -50 basis points	(26)
A change to the long-term interest rate assumption of +50 basis points	21
A one-time, 10% decrease in equity market values	(6)

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

Impairments

Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for an understanding of our methodology and significant inputs considered within impairments. For additional information regarding the evaluation process for impairments, refer to the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

For additional understanding over the Company's valuation allowance, refer to the Business, Basis of Presentation and
Significant Accounting Policies Note in Part II, Item 8. of this Annual report on 10-K.

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

Results of Operations

	Year Ended December 31,
($ in millions)	2020	2019	2018
Revenues:
Net investment income	$1,858	$1,689	$1,623
Fee income	905	877	875
Premiums	32	31	41
Broker-dealer commission revenue	2	2	69
Total net realized capital gains (losses)	(310)	(144)	(242)
Other revenue	(1)	14	19
Total revenues	2,486	2,469	2,385
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,049	1,013	828
Operating expenses	1,090	1,056	894
Broker-dealer commission expense	2	2	69
Net amortization of Deferred policy acquisition costs and Value of business acquired	192	65	86
Interest expense	1	1	2
Total benefits and expenses	2,334	2,137	1,879
Income (loss) before income taxes	152	332	506
Income tax expense (benefit)	(14)	32	61
Net income (loss)	$166	$300	$445

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Net income decreased by $134 million from $300 million to $166 million primarily due to:

•higher Net realized losses;
•higher Net amortization of DAC and VOBA;
•higher Interest credited and other benefits to contract owners/policyholders; and
•higher Operating expenses.

The decrease was partially offset by:

•higher Net investment income; and
•lower Income tax expense.

Revenues

Net investment income increased by $169 million from $1,689 million to $1,858 million primarily due to:

•growth in the general account assets driven by positive net flows; and
•higher alternative investment income primarily driven by higher yields in the current period compared to the prior period.
The increase was partially offset by:

•lower prepayment fee income.

Net realized capital losses increased by $166 million from $144 million to $310 million primarily due to:

•unfavorable changes in fixed maturities using the fair value option due to interest rate movements and spread changes;

•unfavorable changes in available for sale securities due to market changes; and
•losses associated with the increase in the allowance for credit losses associated with commercial mortgage loans subsequent to the adoption of ASU 2016-13 at the beginning of the current year.

The increase was partially offset by:

•favorable changes in the fair values of derivatives due to interest rate movements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $36 million from $1,013 million to $1,049 million primarily due to:

•unfavorable reserve increases due to loss recognition driven by the impact of annual assumption updates.

The increase was partially offset by:

•favorable changes in the fair value of embedded derivatives on reinsurance and embedded derivative products.

Operating expenses increased by $34 million from $1,056 million to $1,090 million primarily due to:

•fees associated with the recapture of a reinsurance agreement in the current period.

Net amortization of DAC and VOBA increased by $127 million from $65 million to $192 million primarily due to:

•unfavorable unlocking due to annual assumption updates in the current period.

Income Taxes

Income tax expense/(benefit) changed by $46 million from an expense of $32 million to a benefit of $14 million due to:

•a decrease in income before income taxes; and
•an increase in tax attributes.

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

See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

($ in millions)	December 31, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$28,043	77.9%	$25,153	75.3%
Fixed maturities, at fair value using the fair value option	1,730	4.8%	1,479	4.4%
Equity securities, available-for-sale	116	0.3%	80	0.2%
Short-term investments(1)	17	—%	—	—%
Mortgage loans on real estate	4,627	12.9%	4,664	14.0%
Policy loans	187	0.5%	205	0.6%
Limited partnerships/corporations	815	2.3%	738	2.2%
Derivatives	145	0.4%	224	0.7%
Securities pledged	220	0.7%	828	2.5%
Other investments	43	0.2%	43	0.1%
Total investments	$35,943	100.0%	$33,414	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

($ in millions)	December 31, 2020
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$535	2.0%	$721	2.4%
U.S. Government agencies and authorities	18	0.1%	19	0.1%
State, municipalities, and political subdivisions	698	2.6%	814	2.7%
U.S. corporate public securities	7,632	28.7%	9,156	30.6%
U.S. corporate private securities	3,870	14.6%	4,379	14.6%
Foreign corporate public securities and foreign governments(1)	2,539	9.6%	2,951	9.8%
Foreign corporate private securities(1)	2,991	11.3%	3,303	11.0%
Residential mortgage-backed securities	4,071	15.3%	4,237	14.1%
Commercial mortgage-backed securities	2,712	10.2%	2,893	9.6%
Other asset-backed securities	1,500	5.6%	1,520	5.1%
Total fixed maturities, including securities pledged	$26,566	100.0%	$29,993	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$565	2.2%	$691	2.5%
U.S. Government agencies and authorities	19	0.1%	19	0.1%
State, municipalities, and political subdivisions	747	3.0%	815	3.0%
U.S. corporate public securities	7,103	28.0%	8,031	29.2%
U.S. corporate private securities	3,776	15.0%	4,066	14.8%
Foreign corporate public securities and foreign governments(1)	2,417	9.5%	2,679	9.8%
Foreign corporate private securities(1)	3,171	12.5%	3,375	12.3%
Residential mortgage-backed securities	3,685	14.5%	3,810	13.9%
Commercial mortgage-backed securities	2,381	9.4%	2,500	9.0%
Other asset-backed securities	1,472	5.8%	1,474	5.4%
Total fixed maturities, including securities pledged	$25,336	100.0%	$27,460	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2020, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

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

Information about certain of our fixed maturity securities holdings by NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings, Inc. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2020 and 2019 the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2020 and 2019, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•when three ratings are received then the middle rating is applied;
•when two ratings are received then the lower rating is applied;
•when a single rating is received, the ARO rating is applied; and
•when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$721	$—	$—	$—	$—	$—	$721
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	750	63	1	—	—	—	814
U.S. corporate public securities	3,198	5,468	450	35	5	—	9,156
U.S. corporate private securities	1,528	2,472	285	85	9	—	4,379
Foreign corporate public securities and foreign governments(1)	1,108	1,704	128	11	—	—	2,951
Foreign corporate private securities(1)	276	2,763	94	170	—	—	3,303
Residential mortgage-backed securities	3,947	188	68	—	13	21	4,237
Commercial mortgage-backed securities	2,648	203	38	4	—	—	2,893
Other asset-backed securities	1,353	147	5	7	8	—	1,520
Total fixed maturities	$15,548	$13,008	$1,069	$312	$35	$21	$29,993
% of Fair Value	51.8%	43.4%	3.6%	1.0%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	755	59	—	—	—	1	815
U.S. corporate public securities	3,330	4,175	445	69	12	—	8,031
U.S. corporate private securities	1,383	2,471	107	95	10	—	4,066
Foreign corporate public securities and foreign governments(1)	1,089	1,482	92	16	—	—	2,679
Foreign corporate private securities(1)	336	2,858	148	33	—	—	3,375
Residential mortgage-backed securities	3,677	96	3	—	12	22	3,810
Commercial mortgage-backed securities	2,242	196	47	9	6	—	2,500
Other asset-backed securities	1,318	135	11	1	9	—	1,474
Total fixed maturities	$14,840	$11,472	$853	$223	$49	$23	$27,460
% of Fair Value	54.0%	41.8%	3.1%	0.8%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$721	$—	$—	$—	$—	$721
U.S. Government agencies and authorities	19	—	—	—	—	19
State, municipalities and political subdivisions	56	489	201	67	1	814
U.S. corporate public securities	80	469	3,044	5,118	445	9,156
U.S. corporate private securities	65	105	1,384	2,478	347	4,379
Foreign corporate public securities and foreign governments(1)	8	283	914	1,586	160	2,951
Foreign corporate private securities(1)	—	30	276	2,760	237	3,303
Residential mortgage-backed securities	3,006	266	115	215	635	4,237
Commercial mortgage-backed securities	1,128	333	589	724	119	2,893
Other asset-backed securities	297	361	680	146	36	1,520
Total fixed maturities	$5,380	$2,336	$7,203	$13,094	$1,980	$29,993
% of Fair Value	17.9%	7.8%	24.0%	43.7%	6.6%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2019
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	19	—	—	—	—	19
State, municipalities and political subdivisions	55	502	198	59	1	815
U.S. corporate public securities	72	440	2,837	4,185	497	8,031
U.S. corporate private securities	89	120	1,280	2,371	206	4,066
Foreign corporate public securities and foreign governments(1)	8	269	858	1,420	124	2,679
Foreign corporate private securities(1)	—	—	429	2,820	126	3,375
Residential mortgage-backed securities	2,799	136	75	281	519	3,810
Commercial mortgage-backed securities	1,012	240	601	539	108	2,500
Other asset-backed securities	292	312	692	140	38	1,474
Total fixed maturities	$5,037	$2,019	$6,970	$11,815	$1,619	$27,460
% of Fair Value	18.3%	7.4%	25.4%	43.0%	5.9%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $44 million from $63 million to $107 million for the year ended December 31, 2020. A modest steepening of the yield curve, that included higher interest rates in the long-end, increased unrealized losses on a small portion of the portfolio. Tighter spreads on the quarter and historically low interest rates continue to limit the overall amount of unrealized losses. The decrease in gross unrealized capital losses was primarily due to declining interest rates and tightening credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, decreased $497 million from $560 million to $63 million for the year ended December 31, 2019. The increase in gross unrealized capital losses was primarily due to rising interest rates and widening credit spreads.

As of December 31, 2020, we held three fixed maturity with unrealized capital loss in excess of $10 million. As of December 31, 2020 , the unrealized capital loss on these fixed maturities equaled $34 million, or 31.5% of the total unrealized losses. As of December 31, 2019, we held zero fixed maturity with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity equaled $15 million, or 2.7% of the total unrealized losses.
As of December 31, 2020, we had $1.8 billion of energy sector fixed maturity securities, constituting 6.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $22 million, including one energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $12 million.  As of December 31, 2020, our fixed maturity exposure to the energy sector was comprised of 83.3% investment grade securities.

As of December 31, 2019, we held $1.8 billion of energy sector fixed maturity securities, constituting 6.7% of the total fixed maturities portfolio, with gross unrealized capital losses of $18 million, including zero energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $19 million. As of December 31, 2019, our fixed maturity exposure to the energy sector was comprised of 90.5% investment grade securities. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this annual Report on Form 10-K for further information on unrealized capital losses.

Residential Mortgage-Backed Securities

The following table presents our residential mortgage-backed securities as of December 31, 2020 and 2019:

	December 31, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,286	$110	$2	$6	$2,400
Prime Non-Agency	1,732	55	12	1	1,776
Alt-A	39	5	1	4	47
Sub-Prime(1)	28	4	—	—	32
Total RMBS	$4,085	$174	$15	$11	$4,255
(1) Includes subprime other asset backed securities.
	December 31, 2019
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,099	$84	$2	$6	$2,187
Prime Non-Agency	1,525	33	8	1	1,551
Alt-A	46	8	—	4	58
Sub-Prime(1)	30	3	—	—	33
Total RMBS	$3,700	$128	$10	$11	$3,829
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following table presents our commercial mortgage-backed securities as of December 31, 2020 and 2019:

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$190	$223	$57	$58	$78	$81	$73	$73	$14	$14	$412	$449
2014	258	302	36	37	31	32	7	8	27	27	359	406
2015	162	187	89	96	41	42	72	74	21	21	385	420
2016	30	33	17	18	29	32	25	25	—	—	101	108
2017	56	63	31	31	61	61	49	50	35	35	232	240
2018	74	86	26	26	141	144	101	100	13	14	355	370
2019	138	162	39	39	133	130	269	274	8	8	587	613
2020	70	72	27	28	66	67	118	120	—	—	281	287
Total CMBS	$978	$1,128	$322	$333	$580	$589	$714	$724	$118	$119	$2,712	$2,893

	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2013 and prior	$193	$212	$35	$36	$50	$51	$94	$99	$2	$3	$374	$401
2014	251	274	29	29	38	39	15	15	21	22	354	379
2015	188	199	77	80	50	51	84	88	19	19	418	437
2016	27	29	11	11	23	24	37	39	6	6	104	109
2017	72	75	34	34	98	102	44	45	32	34	280	290
2018	85	95	21	22	172	178	78	80	—	—	356	375
2019	114	128	27	28	156	157	174	173	24	23	495	509
Total CMBS	$930	$1,012	$234	$240	$587	$602	$526	$539	$104	$107	$2,381	$2,500

As of December 31, 2020, 91.5% and 7.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2019, 89.7% and 7.9% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following table presents our other asset-backed securities as of December 31, 2020 and 2019:

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$224	$223	$258	$259	$556	$554	$8	$8	$22	$19	$1,068	$1,063
Auto-Loans	1	1	10	10	7	7	—	—	—	—	18	18
Student Loans	30	31	80	84	32	33	1	2	—	—	143	150
Other Loans	37	41	9	9	81	85	129	136	—	—	256	271
Total Other ABS(1)	$292	$296	$357	$362	$676	$679	$138	$146	$22	$19	$1,485	$1,502
(1) Excludes subprime other asset backed securities
	December 31, 2019
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$235	$234	$237	$238	$542	$534	$12	$11	$21	$18	$1,047	$1,035
Auto-Loans	1	1	10	10	5	5	—	—	—	—	16	16
Student Loans	14	14	59	60	71	72	2	2	—	—	146	148
Other Loans	40	42	3	4	78	80	124	127	3	3	248	256
Total Other ABS(1)	$290	$291	$309	$312	$696	$691	$138	$140	$24	$21	$1,457	$1,455
(1) Excludes subprime other asset backed securities

As of December 31, 2020, 88.9% and 9.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2019, 89.3% and 9.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of December 31, 2020, there was one commercial mortgage loans with a pre and post carrying value of $5 and $3 respectively, for which repayment is expected to be provided substantially through the operation or sale of collateral as the borrower is experiencing financial difficulty. The collateral is Office/Retail space and Hotel. The expected credit loss was based on the fair value of the underlying collateral and there was a subsequent write off against the allowance of $2.

As of December 31, 2020 and 2019, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 46.0% and 62.3%, respectively. While still heavily impacted by COVID-19, the Commercial Mortgage Loan portfolio allowance increased by $28 during the quarter. We continue to observe distress in the hotel sector. See the Investments Note and Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on impairment.

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

As of December 31, 2020, the Company's total European exposure had an amortized cost and fair value of $2,780 million and $3,130 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $300 million, which includes non-financial institutions exposure in Ireland of $82 million, in Italy of $110 million, and in Spain of $78 million. We also had financial institutions exposure in Italy of $6 million and in Spain of $24 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,830 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2020, our non-peripheral sovereign exposure was $100 million, which consisted of fixed maturities. We also had $500 million in net exposure to non-peripheral financial institutions with a concentration in France of $105 million, The Netherlands of $57 million, Switzerland of $79 million and the United Kingdom of $231 million. The balance of $2,230 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,470 million, in The Netherlands of $251 million, in Belgium of $165 million, in France of $278 million, in Germany of $152 million, in Switzerland of $191 million and in Russia of $57 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of December 31, 2020, VRIAC had an outstanding receivable of $653 million and VIPS had a $7 million outstanding payable. As of December 31, 2019, we had an outstanding receivable of $69 million and no outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 57.5% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2020, VRIAC had securities lending collateral assets of $74 million, which represents approximately 0.1% of its general account statutory admitted assets. As of December 31, 2019, VRIAC had securities lending collateral assets of $650 million, which represents approximately 2.0% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the year ended December 31, 2020, VRIAC declared ordinary dividends to its Parent in the aggregate amount of $294 million. During the year ended December 31, 2019, VRIAC paid an ordinary dividend in the amount of $396 million to its Parent.

On March 27, 2020, VFP paid a $20 million dividend to VRIAC, its parent. On June 18, 2020, VFP paid a $15 million dividend to VRIAC; on September 25, 2020, VFP paid a $20 million dividend to VRIAC; on December 22, 2020, VFP paid a $20 million dividend to VRIAC. During the year ended December 31, 2019, VFP paid dividends of $80 million to VRIAC.

On December 31, 2020, VRA paid a $20 million dividend to VRIAC, its parent.

During the years ended December 31, 2020, we did not receive capital contributions from our Parent. During the years December 31, 2019, we received capital contributions of $57 million from our Parent.

Collateral

Under the terms of our Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2020, we held $5 million and $43 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, we held $7 million and $55 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2020, we delivered $77 million of securities and held no securities as collateral. As of December 31, 2019, we delivered $113 million of securities and held no securities as collateral.

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

Our financial strength and credit ratings as of the date of this Annual Report on Form 10-K are summarized in the following table.

Company	A.M. Best	Fitch	Moody's	S&P
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	(4)	A (3 of 9)	A2 (3 of 9)	A+ (3 of 9)

Rating Agency	Financial Strength Rating Scale
Fitch(1)	"AAA" to "C"
Moody's(2)	"Aaa" to "C"
S&P(3)	"AAA" to "R"
(1) Fitch's financial strength ratings for insurance companies range from "AAA (exceptionally strong)" to "C (distressed)." Long-term credit ratings range from
"AAA (highest credit quality)," which denotes exceptionally strong capacity for timely payment of financial commitments, to "D (default)."
(2) Moody’s financial strength ratings for insurance companies range from "Aaa (exceptional)" to "C (lowest)." Numeric modifiers are used to refer to the ranking within the group - with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Long-term credit ratings range from "Aaa (highest)" to "C (default)."
(3) S&P's financial strength ratings for insurance companies range from "AAA (extremely strong)" to "D (default)." Long-term credit ratings range from "AAA
(extremely strong)" to "D (default)."
(4) Effective April 11, 2019, A.M. Best withdrew, at the Company’s request, its financial strength ratings.

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

Ratings actions and outlook changes by Fitch, Moody's, and S&P, from December 31, 2019 through December 31, 2020 and subsequently through the date of this Annual Report on Form 10-K are as follows.

•On April 1, 2020, Moody’s changed its outlook for the US life insurance sector to negative from stable.

•In December 2019, Fitch revised its outlook on the life insurance sector to negative from stable.  Subsequently, in March of 2020, Fitch revised its rating outlook for the U.S. life insurance sector to negative from stable.

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

We had entered into the following agreement with an affiliate that was accounted for under the deposit method. As of December 31, 2019, we had deposit assets of $36 million and deposit liabilities of $76 million, related to this agreement. Deposit assets and liabilities are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets.

Effective, December 31, 2012, we entered into an automatic reinsurance agreement with our affiliate, Security Life of Denver International Limited ("SLDI"), to manage the reserve and capital requirements in connection with a portion of our deferred annuities business. Under the terms of the agreement, we reinsure to SLDI, on an indemnity reinsurance basis, a quota share of our liabilities on certain contracts. The quota share percentage with respect to the contracts that are delivered or issued for delivery in the State of New York is 90% and the quota share percentage with respect to the contracts that are delivered or issued for delivery outside of the State of New York is 100%. On March 26, 2020, this agreement was recaptured and resulted in a loss of $20 million that was recorded in the first quarter of 2020.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of December 31, 2020, the following table presents our on- and off- balance sheet contractual obligations due in various periods. The payments reflected in this table are based on our estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$615	$582	$33	$—	$—
Reserves for insurance obligations(2)(3)	37,974	2,117	4,321	4,550	26,986
Retirement and other plans(4)	87	9	17	17	44
Long-term debt obligation(5)	4	1	1	1	1
Securities lending and collateral held(6)	278	278	—	—	—
Total	$38,958	$2,987	$4,372	$4,568	$27,031
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
(3) Contractual obligations related to certain closed blocks, with Reserves in the amount of $1.2 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by the Company. Although we are not relieved of our legal liability to the contract holder for these closed blocks, third-party collateral of $1.5 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(6) Securities loaned and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements include non-cash collateral of $70 million.

Securities Pledged

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of us. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2020 and 2019, the fair value of loaned securities was $143 million and $715 million, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of us. As of December 31, 2020 and 2019, cash collateral retained by the lending agent and invested in short-term liquid assets on our behalf was $74 million and $650 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered, on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, liabilities to return collateral of $74 million and $650 million, respectively, are included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets.
We accept non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in our Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2020 and 2019, the fair value of securities retained as collateral by the lending agent on our behalf was $70 million and $91 million, respectively.

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

As of December 31, 2020, we had $795 million in non-putable FHLB funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2020, we had assets with a market value of approximately $997 million, which collateralized the FHLB funding agreements. As of December 31, 2020, our available collateral lending value was approximately $1.9 billion for VRIAC.

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

The Department recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed by the Department. Statutory capital and surplus of VRIAC was $2.0 billion as of December 31, 2020 and 2019.

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

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•At-risk limits on sensitivities of earnings and regulatory capital;
•Duration and convexity mismatch limits;
•Liquidity limits;
•Credit risk limits;
•Mortality concentration limits;
•Catastrophe and mortality exposure retention limits for our insurance risk; and
•Investment and derivative guidelines.

We are also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:

•the timing and amount of redemptions and prepayments in our asset portfolio;
•our derivative portfolio;
•death benefits and other claims payable under the terms of our insurance products;
•lapses and surrenders in our insurance products;
•minimum interest guarantees in our insurance products; and
•book value guarantees in our insurance products.

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

In connection with the Individual Life Transaction executed on January 4, 2021, we entered into a large reinsurance agreement with SLD, our former insurance affiliate, with respect to the portion of the legacy non-retirement annuity business as well as pension risk transfer products that have been written by us. While SLD's reinsurance obligations to us are collateralized through assets held in trust, in the event of any default by SLD of its reinsurance obligations to us, or any loss of credit for such reinsurance, there can be no assurance that such assets will be sufficient to support the reserves that we would be required to establish or pay claims

Market Risk Related to Interest Rates

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

Derivatives strategies include the following:

•Minimum Interest Rate Guarantees. For certain liability contracts, we provide the contract holder a guaranteed minimum interest rate. These contracts include certain fixed annuities. We purchase interest rate swaps and interest rate options to reduce risk associated with these liability guarantees.
•Book Value Guarantees in Stable Value Contracts. For certain stable value contracts, the contract holder and participants may surrender the contract for the account value even if the market value of the asset portfolio is in an unrealized loss position. We purchase derivatives including interest rate swaps and interest rate options to reduce the risk associated with this type of guarantee.
•Other Market Value and Cash Flow Hedges. We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with certain asset classes in our portfolio.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2020. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2020
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$29,993	$(1,987)	$1,694
Mortgage loans on real estate	—	5,013	(241)	171
Derivatives:
Interest rate contracts	14,173	(34)	97	(95)
Financial liabilities with interest rate risk:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(3)	—	36,741	(5,797)	7,304
Funding agreements with fixed maturities	—	796	(28)	15
Supplementary contracts, immediate annuities and other	—	345	(61)	75
Embedded derivatives on reinsurance	—	—	—	—
Guaranteed benefit derivatives(3):
Stabilizer and MCGs	—	53	(52)	79
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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table presents the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2020. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts.

	As of December 31, 2020
		Hypothetical Change in Fair Value(1)
($ in millions)	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$116	$12	$(12)
Limited partnerships/corporations	815	49	(49)
(1) (Decreases) in assets are presented in parentheses and increase in assets are presented without parentheses.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $30.1 billion and $27.5 billion as of December 31, 2020 and 2019, respectively. Our credit risk materializes primarily as impairment losses and/or credit related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of
Voya Retirement Insurance and Annuity Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred policy acquisition costs and Value of business acquired
Description of the Matter	As disclosed in Note 1 and Note 5 to the consolidated financial statements, the Company’s deferred policy acquisition costs and value of business acquired (“DAC/VOBA”) totaled $162 million at December 31, 2020, net of unrealized gains and losses, which represented deferred acquisition costs and value of business acquired related to fixed and variable deferred annuity contracts. The carrying amount of the DAC related to fixed and variable deferred annuity contracts is the total of costs deferred, less amortization net of interest. The carrying amount of the VOBA related to fixed and variable deferred annuity contracts is the outstanding value of in-force business acquired, based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition, less amortization net of interest. DAC and VOBA related to fixed and variable deferred annuity contracts are amortized over the estimated lives of the contracts in relation to the emergence of estimated gross profits.

As described in Note 1 to the consolidated financial statements, there is a significant amount of uncertainty inherent in calculating estimated gross profits as the calculation includes significant management judgment in developing certain assumptions such as persistency, interest crediting rates, fee income, returns associated with separate account performance, expenses to administer the business, and certain economic variables. Management’s assumptions are adjusted, known as unlocking, over time for emerging experience and expected changes in trends. The unlocking results in DAC/VOBA amortization being recalculated, using the new assumptions for estimated gross profits, that results either in additional or less cumulative amortization expense.

Auditing management’s estimate of DAC/VOBA related to fixed and variable deferred annuity contracts was complex due to the highly judgmental nature of assumptions included in the projection of estimated gross profits used in the valuation of DAC/VOBA.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the DAC/VOBA estimation process, including, among others, controls related to management’s evaluation of the need to update assumptions based on the comparison of actual Company experience to previous assumptions and updating investment margins for current and expected future market conditions.

We utilized actuarial specialists to assist with our audit procedures, which included, among others, reviewing the methodology applied by management by comparing to the methodology used in prior periods as well as industry practice. To assess the assumptions used in measuring estimated gross profits, we compared the significant assumptions noted above with historical experience, observable market data and management’s estimates of prospective changes in these assumptions. We also independently recalculated estimated gross profits for a sample of policies for comparison with the actuarial result developed by management.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2001.
San Antonio, Texas
March 16, 2021

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2020 and 2019
(In millions, except share and per share data)

	As of December 31,
	2020	2019
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $24,667 as of 2020 and $23,107 as of 2019; allowance for credit losses of $14 as of 2020)	$28,043	$25,153
Fixed maturities, at fair value using the fair value option	1,730	1,479
Equity securities, at fair value (cost of $116 as of 2020 and $73 as of 2019)	116	80
Short-term investments	17	—
Mortgage loans on real estate	4,694	4,664
Less: Allowance for credit losses	67	—
Mortgage loans on real estate, net	4,627	4,664
Policy loans	187	205
Limited partnerships/corporations	815	738
Derivatives	145	224
Securities pledged (amortized cost of $169 as of 2020 and $749 as of 2019)	220	828
Other investments	43	43
Total investments	35,943	33,414
Cash and cash equivalents	360	512
Short-term investments under securities loan agreements, including collateral delivered	249	917
Accrued investment income	304	293
Premiums receivable and reinsurance recoverable	1,219	1,304
Less: Allowance for credit losses	—	—
Premiums receivable and reinsurance recoverable, net	1,219	1,304
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	173	608
Short-term loan to affiliate	653	69
Current income tax recoverable	5	9
Due from affiliates	118	67
Property and equipment	63	60
Other assets	242	255
Assets held in separate accounts	87,319	78,713
Total assets	$126,648	$116,221

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2020 and 2019
(In millions, except share and per share data)

	As of December 31,
	2020	2019
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$33,127	$31,142
Payable for securities purchased	26	5
Payables under securities loan agreements, including collateral held	208	865
Due to affiliates	125	95
Derivatives	216	285
Deferred income taxes	439	304
Other liabilities	291	369
Liabilities related to separate accounts	87,319	78,713
Total liabilities	121,751	111,778

Commitments and Contingencies (Note 12)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2020 and 2019 , respectively; $50 par value per share)	3	3
Additional paid-in capital	2,873	2,873
Accumulated other comprehensive income (loss)	1,882	1,292
Retained earnings	139	275
Total shareholder's equity	4,897	4,443
Total liabilities and shareholder's equity	$126,648	$116,221

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net investment income	$1,858	$1,689	$1,623
Fee income	905	877	875
Premiums	32	31	41
Broker-dealer commission revenue	2	2	69
Net realized capital gains (losses):
Total impairments	(37)	(41)	(18)
Less: Portion of impairments recognized in Other comprehensive income (loss)	—	2	2
Net impairments recognized in earnings	(37)	(43)	(20)
Other net realized capital gains (losses)	(273)	(101)	(222)
Total net realized capital gains (losses)	(310)	(144)	(242)
Other revenue	(1)	14	19
Total revenues	2,486	2,469	2,385
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,049	1,013	828
Operating expenses	1,090	1,056	894
Broker-dealer commission expense	2	2	69
Net amortization of Deferred policy acquisition costs and Value of business acquired	192	65	86
Interest expense	1	1	2
Total benefits and expenses	2,334	2,137	1,879
Income (loss) before income taxes	152	332	506
Income tax expense (benefit)	(14)	32	61
Net income (loss)	$166	$300	$445

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$166	$300	$445
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	748	1,323	(897)
Impairments	—	1	8
Pension and other postretirement benefits liability	(1)	(1)	(1)
Other comprehensive income (loss), before tax	747	1,323	(890)
Income tax expense (benefit) related to items of other comprehensive income (loss)	157	276	(192)
Other comprehensive income (loss), after tax	590	1,047	(698)
Comprehensive income (loss)	$756	$1,347	$(253)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2018	$3	$2,763	$806	$189	$3,761
Comprehensive income (loss):
Net income (loss)	—	—	—	445	445
Other comprehensive income (loss), after tax	—	—	(698)	—	(698)
Total comprehensive income (loss)					(253)
Dividends paid and distributions of capital	—	—	—	(126)	(126)
Contribution of capital	—	55	—	—	55
Employee related benefits	—	(2)	—	—	(2)
Balance as of December 31, 2018	3	2,816	108	508	3,435
Adjustment for adoption of ASU 2018-02	—	—	137	(137)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	300	300
Other comprehensive income (loss), after tax	—	—	1,047	—	1,047
Total comprehensive income (loss)					1,347
Dividends paid and distributions of capital	—	—	—	(396)	(396)
Contribution of capital	—	57	—	—	57
Balance as of December 31, 2019	3	2,873	1,292	275	4,443
Adjustment for adoption of ASU 2016-01	—	—	—	(8)	(8)
Net income (loss)	—	—	—	166	166
Other comprehensive income (loss), after tax	—	—	590	—	590
Total comprehensive income (loss)					756
Dividends paid and distributions of capital	—	—	—	(294)	(294)
Balance as of December 31, 2020	$3	$2,873	$1,882	$139	$4,897

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Year Ended December 31,
	2020	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$166	$300	$445
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(59)	(49)	(64)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	194	65	87
Net accretion/amortization of discount/premium	(7)	5	(3)
Future policy benefits, claims reserves and interest credited	757	568	547
Deferred income tax (benefit) expense	(20)	23	58
Net realized capital losses	310	144	242
Depreciation and amortization	10	21	14
(Gains) losses on limited partnerships/corporations	(23)	(35)	—
Change in:
Accrued investment income	(11)	9	3
Premiums receivable and reinsurance recoverable	85	105	87
Other receivables and asset accruals	21	55	(8)
Due to/from affiliates	(21)	2	24
Other payables and accruals	(84)	158	(176)
Other, net	(12)	(8)	(33)
Net cash provided by operating activities	1,306	1,363	1,223

	Year Ended December 31,
	2020	2019	2018

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,487	3,956	3,983
Equity securities, available-for-sale	145	3	3
Mortgage loans on real estate	403	803	598
Limited partnerships/corporations	104	70	99
Acquisition of:
Fixed maturities	(4,988)	(4,582)	(5,475)
Equity securities, available-for-sale	(178)	(12)	(3)
Mortgage loans on real estate	(433)	(555)	(606)
Limited partnerships/corporations	(158)	(190)	(254)
Derivatives, net	46	23	23
Policy loans, net	18	5	4
Short-term investments, net	(15)	50	(26)
Short-term loan to affiliate, net	(584)	(69)	80
Collateral received (delivered), net	11	(86)	(46)
Other, net	(5)	(3)	(45)
Net cash used in investing activities	(2,147)	(587)	(1,665)
Cash Flows from Financing Activities:
Deposits received for investment contracts	$5,197	$3,395	$3,744
Maturities and withdrawals from investment contracts	(4,220)	(3,686)	(3,108)
Settlements on deposit contracts	(1)	(5)	(20)
Short-term loans from affiliates, net	7	—	(68)
Dividends paid and return of capital distribution	(294)	(396)	(126)
Capital contribution from parent	—	57	55
Net cash (used in) provided by financing activities	689	(635)	477
Net increase (decrease) in cash and cash equivalents	(152)	141	35
Cash and cash equivalents, beginning of period	512	371	336
Cash and cash equivalents, end of period	$360	$512	$371

Supplemental cash flow information:
Income taxes paid (received), net	$2	$(13)	$60

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

On January 4, 2021, VRIAC's ultimate parent, Voya Financial Inc. ("Voya Financial"), completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of Security Life of Denver Company ("SLD") and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI.

Concurrently with the sale, SLD entered into reinsurance agreements with ReliaStar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC reinsured to SLD a 100% quota share, and RLNY will reinsure to SLD a 75% quota share, of their respective in-scope individual life insurance and annuities businesses. RLI, RLNY, and VRIAC will remain subsidiaries of Voya Financial. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") resulted in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products were ceded to SLD and related assets transferred.

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC for no cash consideration. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability. In addition to these non-insurance subsidiaries, VRIAC owns the wholly-owned owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

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

On February 8, 2021, VFA entered into an agreement with Cetera Financial Group, Inc. (“Cetera”), one of the nation’s largest networks of independently managed broker-dealers, pursuant to which Cetera will acquire the independent financial planning channel of VFA (the “Financial Planning Channel Sale”). In connection with this transaction, VFA expects to transfer approximately 900 independent financial professionals serving retail customers with approximately $40 billion in assets to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our business. The transaction is expected to close in the second or third quarter of 2021. The closing is subject to certain conditions, including the receipt of required regulatory approvals.

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

In connection with funds withheld reinsurance treaties, the Company has elected the FVO for certain of its fixed maturities to better match the measurement of those assets and related embedded derivative liabilities in the Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Changes in fair value associated with derivatives purchased to hedge CMOs are also recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

Mortgage Loans on Real Estate: The Company's mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, net of allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable is reported in Accrued investment income on the Consolidated Balance Sheets.

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

Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of debt type, capital market factors, and market vacancy rates, and loan-specific risk characteristics such as debt service coverage ratios
(“DSC”), loan-to-value (“LTV”), collateral size, seniority of the loan, segmentation, and property types.

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

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests, which consist primarily of private equity and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying on the most recent financial information available, generally not to exceed three months. The Company's earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged: The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss.

Impairments

The Company evaluates its available-for-sale general account investments quarterly to determine whether a decline in fair value below the amortized cost basis has resulted from credit loss or other factors. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. A severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.

When assessing the Company's intent to sell a security, or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

When the Company has determined it has the intent to sell, or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, and the fair value has declined below amortized cost ("intent impairment"), management evaluates facts and circumstances such as, but not limited to, the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations as Impairments.

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

Changes in the allowance for credit losses are recorded in Net realized capital gains (losses) as Impairments in the Consolidated
Statements of Operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

•Fair Value Hedge:  For derivative instruments that are designated and qualify as a fair value hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in the same line item in the Consolidated Statements of Operations as impacted by the hedged item.

•Cash Flow Hedge: For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is reported as a component

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

of AOCI. Those amounts are subsequently reclassified to earnings when the hedged item affects earnings, and are reported in the same line item in the Consolidated Statements of Operations as impacted by the hedged item.

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

As of December 31, 2020 and 2019, contract cost assets were $105 and $109, respectively. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts, which typically range from 5 to 15 years. For the years ended December 31, 2020 and 2019, amortization expenses of $19 and $23, respectively, were recorded in Operating expenses in the Consolidated Statements of Operations. There was no impairment loss in relation to the contract costs capitalized.

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

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.3% to 5.3%.

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

Contract Owner Account Balances
Contract owner account balances relate to investment-type contracts, as follows:

•Account balances for funding agreements with fixed maturities are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.
•Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 4.3% for the year 2020, and 5.3% for the years 2019 and 2018. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.
•For fixed-indexed annuity ("FIA"), the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value.

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

•Such separate accounts are legally recognized;

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•Assets supporting the contract liabilities are legally insulated from the Company's general account liabilities;
•Investments are directed by the contract owner or participant; and
•All investment performance, net of contract fees and assessments, is passed through to the contract owner.

The Company reports separate account assets that meet the above criteria at fair value on the Consolidated Balance Sheets based on the fair value of the underlying investments. The underlying investments include mutual funds, short term investments, cash and fixed maturities. Separate account liabilities equal separate account assets. Investment income and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Consolidated Statements of Operations, and the Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Financial Services Revenue
Revenue for various financial services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation. For advisory, recordkeeping and administration services of $423 and $405 for the years ended December 31, 2020 and 2019, respectively, the Company recognizes revenue as services are provided, generally over time. For distribution and shareholder servicing revenue of $158 and $82 for the years ended December 31, 2020 and 2019, respectively, the Company provides distribution services at a point in time and shareholder services over time. Contract terms are typically less than one year, and consideration is variable.

For a description of principal activities from which the Company generates revenue, see the Business section above for further information.

For the years ended December 31, 2020 and 2019, such revenue represents approximately 23.4% and 19.7% respectively, of total revenue. For the years ended December 31, 2020 and 2019, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods. Revenue for various financial services is recorded in Fee income or Other revenue in the Consolidated Statements of Operations. Receivables of $88 and $97 are included in Other assets on the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

Income Taxes

The Company uses certain assumptions and estimates in determining (a) the income taxes payable or refundable to/from Voya Financial, Inc. for the current year, (b) the provision for income taxes and (c) the deferred income tax assets and liabilities.

The provision for income taxes is based on income and expense reported in the financial statements after adjustments for permanent differences between our financial statements and consolidated federal income tax return. Permanent differences include the dividends received deduction. As a result of permanent differences, the effective tax rate reflected in the financial statements may be different than the actual rate in the income tax return.

Temporary differences between our financial statements and income tax return create deferred tax assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards. The Company's deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including the nature and character of the deferred tax assets and liabilities, the amount and character of book income or losses in recent years, projected future taxable income and future reversals of temporary differences, tax planning strategies we would employ to avoid a tax benefit from expiring unused, and the length of time carryforwards can be utilized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained under examination by the applicable taxing authority. The Company also considers positions that have been reviewed and agreed to as part of an examination by the applicable taxing authority. For items that meet the more-likely-than-not recognition threshold, the Company measures the tax position as the largest amount of benefit that is more than 50% likely to be realized upon ultimate resolution with the applicable tax authority that has full knowledge of all relevant information.

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

Reinsurance recoverable balances are reported net of the allowance for credit losses in the Company’s Consolidated Balance Sheets. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of capital market factors, counterparty financial information and ratings, and reinsurance agreement-specific risk characteristics such as collateral type, collateral size, and covenant strength.

The allowance for credit losses is a valuation account that is deducted from the reinsurance recoverable balance to present the net amount expected to be collected on the reinsurance recoverable. The change in the allowance for credit losses is recorded in
Policyholder benefits in the Consolidated Statements of Operations.

Current reinsurance recoverable balances and payable balances under reinsurance agreements are included in Premiums receivable and reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Interest credited and other benefits to contract owners/policyholders are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

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

Net periodic benefit cost for the non-qualified defined benefit pension plans is determined using management estimates and actuarial assumptions to derive service cost and interest cost for a particular year and is included in Operating expenses in the Consolidated Statements of Operations. The obligations and expenses associated with these plans require use of assumptions, such as discount rate and rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics, such as age of retirements, withdrawal rates and mortality. Management determines these assumptions based on a variety of factors, such as currently available market and industry data and expected benefit payout streams. Actual results could vary significantly from assumptions based on changes, such as economic and market conditions, demographics of participants in the plans and amendments to benefits provided under the plans. These differences may have a significant effect on the Company's Consolidated Financial Statements and liquidity. Actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

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

Standard	Description of Requirements	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans	This standard, issued in August 2018, eliminates certain disclosure requirements that are no longer considered cost beneficial and requires new disclosures that are considered relevant.	December 31, 2020 using the retrospective method.	Adoption of the ASU had no effect on the
Company's financial condition, results of
operations, or cash flows. The adoption results in various disclosure changes that have been included in Note 11, Benefit Plans.

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
have been included in Note 4, Fair Value
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

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Standard	Description of Requirements	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	This standard, issued in February 2018, permits a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). Stranded tax effects arise because U.S. GAAP requires that the impact of a change in tax laws or rates on deferred tax liabilities and assets be reported in net income, even if related to items recognized within accumulated other comprehensive income. The amount of the reclassification would be based on the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate, applied to deferred tax liabilities and assets reported within accumulated other comprehensive income.	January 1, 2019 with the change reported in the period of adoption.	The impact to the January 1, 2019 Consolidated Balance Sheet was an increase to AOCI of $137, with a corresponding decrease to Retained earnings. The ASU did not have a material impact on the Company's results of operations, cash flows, or disclosures.
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities	This standard, issued in August 2017, enables entities to better portray risk management activities in their financial statements, as follows:
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
The adoption had no effect on the Company's financial condition, results of operations, or cash flows. As a result of the adoption, the Company has updated its Derivatives accounting policy with respect to fair value and cash flow hedges. Other required disclosure changes have been included in Note 3, Derivative Financial Instruments.

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

In January, 2021, the FASB issued ASU
2021-01 which clarified the scope of relief
related to ASU 2020-04.
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
subject to tax,
• Interim-period accounting for enacted
changes in tax law, and
• The year-to-date loss limitation in interimperiod tax accounting.	January 1, 2021 with early
adoption permitted. Early
adoption in an interim
period must reflect any
adjustments as of the
beginning of the annual
period. Initial adoption of
ASU 2019-12 is required
to be reported on a
prospective basis, except
for certain provisions that
are required to be applied
retrospectively or
modified retrospectively.	The Company intends to
adopt ASU 2019-12 as of
January 1, 2021 on a
prospective basis, except for
those provisions that are
required to be applied on a
retrospective or modified
retrospective basis. The
Company does not expect
ASU 2019-12 to have a
material impact on the
Company's financial
condition, results of
operations, or cash flows.
ASU 2018-12, Targeted Improvements to the Accounting for Long- Duration Contracts	This standard, issued in August 2018, changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers.	In November, 2020, the
FASB released ASU
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
Shareholder’s equity and
future earnings patterns.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2020:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$535	$186	$—	$—	$721	$—
U.S. Government agencies and authorities	18	1	—	—	19	—
State, municipalities and political subdivisions	698	116	—	—	814	—
U.S. corporate public securities	7,632	1,531	7	—	9,156	—
U.S. corporate private securities	3,870	536	27	—	4,379	—
Foreign corporate public securities and foreign governments(1)	2,539	413	1	—	2,951	—
Foreign corporate private securities(1)	2,991	348	25	—	3,303	11
Residential mortgage-backed securities	4,071	171	15	11	4,237	1
Commercial mortgage-backed securities	2,712	207	26	—	2,893	—
Other asset-backed securities	1,500	28	6	—	1,520	2
Total fixed maturities, including securities pledged	26,566	3,537	107	11	29,993	14
Less: Securities pledged	169	52	1	—	220	—
Total fixed maturities	$26,397	$3,485	$106	$11	$29,773	$14
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2020, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$788	$797
After one year through five years	3,421	3,686
After five years through ten years	5,244	5,980
After ten years	8,830	10,880
Mortgage-backed securities	6,783	7,130
Other asset-backed securities	1,500	1,520
Fixed maturities, including securities pledged	$26,566	$29,993

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer. As of December 31, 2020 and 2019, the Company did not have any investments in a single issuer, other than obligations of the U.S.

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

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2020
Communications	$950	$231	$1	$1,180
Financial	2,921	472	2	3,391
Industrial and other companies	7,284	1,155	13	8,426
Energy	1,571	259	22	1,808
Utilities	3,025	530	1	3,554
Transportation	929	128	20	1,037
Total	$16,680	$2,775	$59	$19,396

December 31, 2019
Communications	$1,002	$156	$—	$1,158
Financial	2,650	302	—	2,952
Industrial and other companies	7,053	667	11	7,709
Energy	1,675	185	18	1,842
Utilities	2,913	294	1	3,206
Transportation	856	78	2	932
Total	$16,149	$1,682	$32	$17,799

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2020 and 2019, approximately 48.2% and 48.4%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreement

As of December 31, 2020 and 2019, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securities Pledged

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2020 and 2019, the fair value of loaned securities was $143 and $715, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of December 31, 2020 and 2019, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $74 and $650, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, liabilities to return collateral of $74 and $650, respectively, are included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2020 and 2019, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $70 and $91, respectively.

The following table presents borrowings under securities pledged transactions by asset class pledged for the dates indicated:

	December 31, 2020(1)(2)	December 31, 2019(1)(2)
U.S. Treasuries	$70	$109
U.S. corporate public securities	54	447
Foreign corporate public securities and foreign governments	20	185
Equity Securities	—	—
Payables under securities loan agreements	$144	$741
(1) As of December 31, 2020 and December 31, 2019, borrowings under securities lending transactions include cash collateral of $74 and $650, respectively.
(2) As of December 31, 2020 and December 31, 2019, borrowings under securities lending transactions include non-cash collateral of $70 and $91, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions, or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company's financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity's economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company's exposure to loss. The carrying value and ownership interest of these investments are included in Limited partnerships/corporations on the Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income on the Consolidated Statements of Operations.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS that are accounted for under the FVO for which changes in fair value are reflected in Other net realized gains (losses) in the Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment.

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

Year Ended December 31, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	1	—	11	2	14
Initial allowance for credit losses recognized on financial assets accounted for as PCD (Purchased Credit Deteriorated)	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Balance as of December 31	$1	$—	$11	$2	$14

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2020:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$8	$—	2	$—	$—	—	$8	$—	2
U.S. Government, agencies and authorities	—	—	—	—	—	—	—	—	—
State, municipalities and political subdivisions	5	—	2	—	—	—	5	—	2
U.S. corporate public securities	199	5	182	22	2	4	221	7	186
U.S. corporate private securities	316	10	29	71	17	7	387	27	36
Foreign corporate public securities and foreign governments	32	1	22	6	—	2	38	1	24
Foreign corporate private securities	176	25	20	3	—	1	179	25	21
Residential mortgage-backed	613	11	134	119	4	54	732	15	188
Commercial mortgage-backed	579	25	105	33	1	7	612	26	112
Other asset-backed	206	1	59	265	5	88	471	6	147
Total	$2,134	$78	555	$519	$29	163	$2,653	$107	718

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
*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of December 31, 2020. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. See the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements for the policy used to evaluate whether the investments are impaired.

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $44 from $63 to $107 for the year ended December 31, 2020. The increase in gross unrealized capital losses was primarily due to higher interest rates in the longer end of the yield curve. As of December 31, 2020, $5 of the total $107 of gross unrealized losses were from 3 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2020		2019			2018
	Impairment	No. of Securities	Impairment		No. of Securities	Impairment		No. of Securities
State municipalities, and political subdivisions	$—	6	$—	*	6	$—		—
U.S. corporate public securities	12	43	11		25	6		2
U.S. corporate private securities	—	2	1		16	—		—
Foreign corporate public securities and foreign governments(1)	1	22	3		15	2		3
Foreign corporate private securities(1)	—	7	18		11	9		1
Residential mortgage-backed	3	44	4		71	3		58
Commercial mortgage-backed	20	106	—	*	18	—	*	1
Other asset-backed	1	61	3		73	—	*	1
Total	$37	291	$40		235	$20		66
Credit Impairments	$—		$20			$14
Intent Impairments	$37		$20			$6
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

For the year ended December 31, 2020 intent impairments in the amount of $26 were recorded on assets designated to be included in the reinsurance agreement associated with the Individual Life Transaction.

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2020, the Company had eight new commercial mortgage loan troubled debt restructurings with a pre-modification carrying value and post-modification carrying value of $45. For the year ended December 31, 2020, the Company had no new private placement troubled debt restructuring. As of December 31, 2019, the Company had one commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2020 and 2019, the Company did not have any private placements modified in a troubled debt restructuring with a subsequent payment default. As of December 31, 2020, the Company had no commercial mortgage loans modified in a troubled debt restructuring with a subsequent payment default. As of December 31, 2019, the Company had one commercial mortgage loan modified in a troubled debt restructuring with a subsequent payment default.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated.

	As of December 31, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$164	$206	$39	$—	$—	$409
2019	209	165	107	—	—	481
2018	124	91	73	—	—	288
2017	499	356	6	—	—	861
2016	399	275	1	—	—	675
2015	407	68	—	—	—	475
2014 and prior	1,167	323	15	—	—	1,505
Total	$2,969	$1,484	$241	$—	$—	$4,694
	As of December 31, 2019
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2019	85	96	145	170	26	522
2018	4	88	110	133	14	349
2017	101	244	566	13	10	934
2016	46	150	470	31	—	697
2015	10	343	168	8	—	529
2014 and prior	134	252	1,093	154	—	1,633
Total	$380	$1,173	$2,552	$509	$50	$4,664

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated.

	As of December 31, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$298	$93	$18	$—	$—	$409
2019	319	77	36	49	—	481
2018	102	79	60	47	—	288
2017	494	204	103	60	—	861
2016	591	53	31	—	—	675
2015	445	23	—	7	—	475
2014 and prior	1,231	155	72	47	—	1,505
Total	$3,480	$684	$320	$210	$—	$4,694

	As of December 31, 2019
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2019	353	127	42	—	—	522
2018	236	3	60	50	—	349
2017	481	238	133	82	—	934
2016	615	59	23	—	—	697
2015	492	32	—	5	—	529
2014 and prior	1,358	128	88	59	—	1,633
Total	$3,535	$587	$346	$196	$—	$4,664

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated.

	As of December 31, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$84	$159	$35	$37	$32	$29	$1	$12	$20	$409
2019	63	122	11	137	54	39	17	11	27	481
2018	49	98	57	34	26	11		13	—	288
2017	99	98	352	136	74	60	5	37	—	861
2016	156	127	180	32	72	72	9	21	6	675
2015	109	133	100	30	42	48	9	4	—	475
2014 and prior	417	290	226	111	156	132	40	104	29	1,505
Total	$977	$1,027	$961	$517	$456	$391	$81	$202	$82	$4,694

	As of December 31, 2019
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2019	63	127	26	155	53	43	18	11	26	522
2018	50	132	60	43	26	11	—	12	15	349
2017	103	99	396	151	77	60	5	43	—	934
2016	158	132	187	32	75	77	9	21	6	697
2015	125	160	103	34	43	50	10	4	—	529
2014 and prior	445	316	247	122	168	142	42	121	30	1,633
Total	$944	$966	$1,019	$537	$442	$383	$84	$212	$77	$4,664

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated.

	As of December 31, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$51	$73	$141	$144	$—	$—	$—	$409
2019	32	73	283	71	22	—	—	481
2018	49	78	124	17	3	17	—	288
2017	102	415	204	136	4	—	—	861
2016	129	244	138	144	9	7	4	675
2015	121	180	65	51	17	41	—	475
2014 and prior	671	125	273	210	62	125	39	1,505
Total	$1,155	$1,188	$1,228	$773	$117	$190	$43	$4,694

	As of December 31, 2019
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2019	33	90	299	81	19	—	—	522
2018	52	91	152	32	4	18	—	349
2017	104	461	218	147	4	—	—	934
2016	131	254	147	146	8	7	4	697
2015	148	185	69	62	23	42	—	529
2014 and prior	730	135	300	229	69	130	40	1,633
Total	$1,198	$1,216	$1,185	$697	$127	$197	$44	$4,664

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	2020
Allowance for credit losses, balance at January 1	$12	(1)
Credit losses on mortgage loans for which credit losses were not previously recorded	5
Increase (decrease) on mortgage loans with allowance recorded in previous period	52
Provision for expected credit losses	69
Write-offs	(2)
Recoveries of amounts previously written-off	—
Allowance for credit losses, balance at December 31	$67
(1) On January 1, 2020, as a result of implementing ASU 2016-13 Measurement of Credit Losses of Financial Instruments, the Company recorded a transition adjustment on a continuing basis for Allowance for credit losses on mortgage loans on real estate of $12.

While still heavily impacted by COVID-19, the Commercial Mortgage Loan portfolio allowance increased by $28 during the fourth quarter as certain sectors of the economy resumed operations, albeit at lower than pre-pandemic levels. We continue to observe distress in the hotel sector.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

To provide temporary financial assistance to our commercial mortgage loans borrowers adversely affected by COVID-19 related stress, the Company has provided payment forbearance to approximately 7% of the outstanding principal amount of our commercial mortgage loans. Deferred payment amounts are expected to be repaid across the 12 months following the end of the agreed upon forbearance period. No modifications to any commercial mortgage loans have been made as of the issuance date of this filing.

The following table presents past due commercial mortgage loans as of the dates indicated:

	December 31, 2020	December 31, 2019
Delinquency:
Current	$4,691	$4,664
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	3	—
Total	$4,694	$4,664

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of December 31, 2020, the Company had one commercial mortgage loans in non-accrual status. As of December 31, 2019, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the years ended December 31, 2020 and December 31, 2019.

As of December 31, 2020 and December 31, 2019, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of December 31, 2020.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Fixed maturities	$1,603	$1,432	$1,363
Equity securities	9	6	5
Mortgage loans on real estate	200	224	220
Policy loans	12	7	9
Short-term investments and cash equivalents	2	3	3
Other	107	91	95
Gross investment income	1,933	1,763	1,695
Less: investment expenses	75	74	72
Net investment income	$1,858	$1,689	$1,623

As of December 31, 2020 and 2019, the Company had $1 and $0, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Fixed maturities, available-for-sale, including securities pledged	$(23)	$11	$(69)
Fixed maturities, at fair value option	(257)	(47)	(227)
Equity securities	3	(16)	(4)
Derivatives	49	(82)	(36)
Embedded derivatives - fixed maturities	—	2	(4)
Guaranteed benefit derivatives	(27)	(11)	94
Mortgage Loans	(56)	—	—
Other investments	1	(1)	4
Net realized capital gains (losses)	$(310)	$(144)	$(242)

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Proceeds on sales	$1,512	$2,418	$2,498
Gross gains	85	30	14
Gross losses	59	25	50

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

3.    Derivative Financial Instruments

The Company primarily enters into the following types of derivatives:

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
.
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$23	$—	$—
Foreign exchange contracts	628	3	36	652	10	18
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	14,155	137	171	18,640	210	261
Foreign exchange contracts	83	—	3	54	—	1
Equity contracts	55	5	5	63	4	3
Credit contracts	188	—	1	182	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	11	—	N/A	11	—
Within products	N/A	—	59	N/A	—	33
Within reinsurance agreements	N/A	—	—	N/A	—	23
Managed custody guarantees	N/A	—	4	N/A	—	—
Total		$156	$279		$235	$341
(1)     Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2020 and 2019. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$188	$—	$1
Equity contracts	55	5	5
Foreign exchange contracts	711	3	39
Interest rate contracts	12,567	137	171
		145	216
Counterparty netting(1)		(141)	(141)
Cash collateral netting(1)		(1)	(43)
Securities collateral netting(1)		—	(28)
Net receivables/payables		$3	$4
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2020, the Company held $5 and delivered $43 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2019, the Company held $7 and $55 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2020, the Company delivered $77 of securities and held no securities as collateral. As of December 31, 2019, the Company delivered $113 of securities and held no securities as collateral.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the period indicated:

	Year Ended December 31
	2020		2019
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net Investment Income	Net Investment Income and Other Net Realized Capital Gains/(Losses)	Net Investment Income	Net Investment Income and Other Net Realized Capital Gains/(Losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$1	$(23)	$2	$—
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	7	—	10

Interest Rate Contracts	Foreign Exchange Contracts
The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the period indicated:

	Year Ended December 31,
	2020		2019
	Net Investment Income	Other net realized capital gains/(losses)	Net Investment Income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$1,858	$(273)	$1,689	$(101)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	10	(3)	10	—

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2020	2019	2018
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$51	$(85)	$(44)
Foreign exchange contracts	Other net realized capital gains (losses)	(2)	1	1
Equity contracts	Other net realized capital gains (losses)	—	1	—
Credit contracts	Other net realized capital gains (losses)	3	1	(1)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	—	2	(4)
Within products	Other net realized capital gains (losses)	(23)	(11)	94
Within reinsurance agreements	Policyholder benefits	23	(102)	58
Managed custody guarantees	Other net realized capital gains (losses)	(4)	—	—
Total		$48	$(193)	$104

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$548	$173	$—	$721
U.S. Government agencies and authorities	—	19	—	19
State, municipalities and political subdivisions	—	814	—	814
U.S. corporate public securities	—	9,099	57	9,156
U.S. corporate private securities	—	3,093	1,286	4,379
Foreign corporate public securities and foreign governments(1)	—	2,951	—	2,951
Foreign corporate private securities (1)	—	3,008	295	3,303
Residential mortgage-backed securities	—	4,204	33	4,237
Commercial mortgage-backed securities	—	2,893	—	2,893
Other asset-backed securities	—	1,483	37	1,520
Total fixed maturities, including securities pledged	548	27,737	1,708	29,993
Equity securities	17	—	99	116
Derivatives:
Interest rate contracts	7	130	—	137
Foreign exchange contracts	—	3	—	3
Equity contracts	—	5	—	5
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	610	16	—	626
Assets held in separate accounts	81,096	6,001	222	87,319
Total assets	$82,278	$33,892	$2,029	$118,199
Percentage of Level to total	69%	29%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$10	$10
Stabilizer and MCGs	—	—	53	53
Other derivatives:
Interest rate contracts	—	171	—	171
Foreign exchange contracts	—	39	—	39
Equity contracts	—	5	—	5
Credit contracts	—	1	—	1
Embedded derivative on reinsurance	—	—	—	—
Total liabilities	$—	$216	$63	$279
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$—	$4	$—	$—	$(10)	$(11)	$27	$—	$57	$—	$4
U.S. Corporate private securities	1,002	—	33	255	—	(9)	(89)	294	(200)	1,286	—	33
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	190	(9)	(21)	190	—	(11)	(4)	4	(44)	295	2	(21)
Residential mortgage-backed securities	16	(7)	—	32	—	—	—	—	(8)	33	(7)	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	48	—	—	4	—	—	(15)	—	—	37	—	—
Total fixed maturities, including securities pledged	1,303	(16)	16	481	—	(30)	(119)	325	(252)	1,708	(5)	16
Equity securities	63	2	—	35	—	—	(1)	—	—	99	2	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(22)	(29)	—	—	(2)	—	—	—	—	(53)	—	—
FIA(2)	(11)	2	—	—	(2)	—	1	—	—	(10)	—	—
Assets held in separate accounts(4)	115	—	—	161	—	(2)	—	3	(55)	222	—	—
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

(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income

(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2019
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$28	$—	$3	$—	$—	$—	$(7)	$23	$—	$47	$—
U.S. Corporate private securities	771	(1)	62	246	—	(14)	(61)	8	(9)	1,002	(1)
Foreign corporate private securities(1)	124	(17)	31	108	—	(56)	—	—	—	190	1
Residential mortgage-backed securities	10	(3)	—	9	—	—	—	—	—	16	(4)
Commercial mortgage-backed securities	12	—	—	—	—	—	—	—	(12)	—	—
Other asset-backed securities	94	—	—	—	—	—	(2)	—	(44)	48	—
Total fixed maturities, including securities pledged	1,039	(21)	96	363	—	(70)	(70)	31	(65)	1,303	(4)
Equity securities, available-for-sale	50	(16)	—	29	—	—	—	—	—	63	(16)
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(4)	(16)	—	—	(2)	—	—	—	—	(22)	—
FIA(2)	(11)	5	—	—	(5)	—	—	—	—	(11)	—
Assets held in separate accounts(5)	61	4	—	79	—	(2)	—	3	(30)	115	—
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2020 and 2019, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$29,993	$29,993	$27,460	$27,460
Equity securities	116	116	80	80
Mortgage loans on real estate	4,694	5,013	4,664	4,912
Policy loans	187	187	205	205
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	626	626	1,429	1,429
Derivatives	145	145	224	224
Short-term loan to affiliate	653	653	69	69
Other investments	43	43	43	43
Assets held in separate accounts	87,319	87,319	78,713	78,713
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	28,169	36,741	26,337	32,697
Funding agreements with fixed maturities	795	796	877	876
Supplementary contracts, immediate annuities and other	288	345	312	384
Deposit liabilities	—	—	76	152
Derivatives:
Guaranteed benefit derivatives:
FIA	10	10	11	11
Stabilizer and MCGs	53	53	22	22
Other derivatives	216	216	285	285
Short-term debt(2)	8	8	1	1
Long-term debt(2)	3	3	4	4
Embedded derivatives on reinsurance	—	—	23	23
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2018	$385	$367		$752
Deferrals of commissions and expenses	55	6		61
Amortization:
Amortization, excluding unlocking	(75)	(72)		(147)
Unlocking (1)	(26)	13		(13)
Interest accrued	35	39	(2)	74
Net amortization included in the Consolidated Statements of Operations	(66)	(20)		(86)
Change in unrealized capital gains/losses on available-for-sale securities	162	198		360
Balance as of December 31, 2018	536	551		1,087
Deferrals of commissions and expenses	43	6		49
Amortization:
Amortization, excluding unlocking	(72)	(66)		(138)
Unlocking (1)	2	(2)		—
Interest accrued	35	38	(2)	73
Net amortization included in the Consolidated Statements of Operations	(35)	(30)		(65)
Change in unrealized capital gains/losses on available-for-sale securities	(256)	(222)		(478)
Balance as of December 31, 2019	288	305		593
Impact of ASU 2016-13	2	—		2
Deferrals of commissions and expenses	56	3		59
Amortization:
Amortization, excluding unlocking	(84)	(76)		(160)
Unlocking (1)	(5)	(94)		(99)
Interest accrued	35	32	(2)	67
Net amortization included in the Consolidated Statements of Operations	(54)	(138)		(192)
Change in unrealized capital gains/losses on available-for-sale securities	(170)	(130)		(300)
Balance as of December 31, 2020	$122	$40		$162
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
(2)     Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2020, 2019 and 2018.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2021	$25
2022	23
2023	21
2024	17
2025	14

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

As of December 31, 2020 and 2019, the account value for the separate account contracts with guaranteed minimum benefits was $46.9 billion and $40.0 billion, respectively. The additional liability recognized related to minimum guarantees as of December 31, 2020 and 2019 was $57 and $26, respectively.

The aggregate fair value of fixed income securities and equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2020 and 2019 was $9.2 billion and $8.2 billion, respectively.

7.    Reinsurance

As of December 31, 2020, the Company has reinsurance treaties with 4 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. The Company previously had an agreement with one of its affiliates, Security Life of Denver International ("SLDI"), which was accounted for under the deposit method of accounting. This agreement was recaptured in Q1 2020. Refer to the Related Party Transactions Note for further detail.

On October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln for $1.0 billion in cash. Under the agreement, the Lincoln subsidiary contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance agreement. As of December 31, 2020 and 2019, the Company had $1.2 billion and $1.3 billion, respectively, related to Reinsurance recoverable from the subsidiary of Lincoln.

Premiums receivable and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2020	2019
Reinsurance recoverable, net of allowance for credit losses	$1,219	$1,304
Total	$1,219	$1,304

For the years ended December 31, 2020 and 2019, premiums, net of reinsurance were $32 and $31, respectively.

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

During the year ended December 31, 2020, VRIAC declared and paid ordinary dividends to its Parent in the aggregate amount of $294. During the year ended December 31, 2019, VRIAC paid an ordinary dividend in the amount of $396 to its Parent.

On March 27, 2020, VFP paid a $20 dividend to VRIAC, its parent; on June 18, 2020, VFP paid a $15 dividend to VRIAC; on September 25, 2020, VFP paid a $20 dividend to VRIAC; and on December 22, 2020, VFP paid a $20 dividend to VRIAC. During the year ended December 31, 2019, VFP paid dividends of $80 to VRIAC.

On December 31, 2020, VRA paid a $20 dividend to VRIAC, its parent.

During the years ended December 31, 2020, the Company did not receive capital contributions from our Parent. During the years ended December 31, 2019, the Company received capital contributions of $57 from our Parent.

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

Statutory net income was $299, $325 and $377, for the years ended December 31, 2020, 2019 and 2018, respectively. Statutory capital and surplus was $2.0 billion as of December 31, 2020 and 2019.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated.

	December 31,
	2020	2019	2018
Fixed maturities, net of impairment	$3,430	$2,113	$127
Derivatives	73	117	140
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	(855)	(551)	(73)
Premium deficiency reserve adjustment	(434)	(211)	(51)
Other	2	—	—
Unrealized capital gains (losses), before tax	2,216	1,468	143
Deferred income tax asset (liability)	(337)	(180)	(39)
Unrealized capital gains (losses), after tax	1,879	1,288	104
Pension and other postretirement benefits liability, net of tax	3	4	4
AOCI	$1,882	$1,292	$108
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2020, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $22.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	Year Ended December 31, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,309		$(275)	$1,034
Other	2		—	2
Impairments	—			—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	8		(2)	6
DAC/VOBA and Sales inducements	(302)	(1)	63	(239)
Premium deficiency reserve adjustment	(224)		47	(177)
Change in unrealized gains/losses on available-for-sale securities	793		(167)	626

Derivatives:
Derivatives	(22)	(2)	5	(17)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(23)		5	(18)
Change in unrealized gains/losses on derivatives	(45)		10	(35)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(3)	—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$747		$(157)	$590
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,995		$(419)	$1,576
Other	—		—	—
Impairments	1		—	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(11)		2	(9)
DAC/VOBA and Sales inducements	(479)	(1)	100	(379)
Premium deficiency reserve adjustment	(160)		33	(127)
Change in unrealized gains/(losses) on available-for-sale securities	1,346		(284)	1,062

Derivatives:
Derivatives	1	(2)	—	1
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(23)		5	(18)
Change in unrealized gains/(losses) on derivatives	(22)		5	(17)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(3)	3	2
Change in pension and other postretirement benefits liability	(1)		3	2
Change in Other comprehensive income (loss)	$1,323		$(276)	$1,047
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2018
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,401)		$299	(4)	$(1,102)
Other	(5)		1		(4)
Impairments	8		(2)		6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	69		(14)		55
DAC/VOBA and Sales inducements	360	(1)	(76)		284
Premium deficiency reserve adjustment	64		(13)		51
Change in unrealized gains/losses on available-for-sale securities	(905)		195		(710)

Derivatives:
Derivatives	40	(2)	(8)		32
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(24)		5		(19)
Change in unrealized gains/losses on derivatives	16		(3)		13

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(3)	—		(1)
Change in pension and other postretirement benefits liability	(1)		—		(1)
Change in Other comprehensive income (loss)	$(890)		$192		$(698)
(1)See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Consolidated Financial Statements for additional information.
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Current tax expense (benefit):
Federal	$6	$9	$3
Total current tax expense	6	9	3
Deferred tax expense (benefit):
Federal	(20)	23	58
Total deferred tax expense (benefit)	(20)	23	58
Total income tax expense (benefit)	$(14)	$32	$61

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Income (loss) before income taxes	$152	$332	$506
Tax rate	21.0%	21.0%	21.0%
Income tax expense (benefit) at federal statutory rate	32	70	106
Tax effect of:
Dividends received deduction	(37)	(35)	(49)
Valuation allowance	—	—	9
Tax Attributes	(8)	(4)	—
Other	(1)	1	(5)
Income tax expense (benefit)	$(14)	$32	$61
Effective tax rate	(9.2)%	9.6%	12.1%

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	December 31,
	2020	2019
Deferred tax assets
Insurance reserves	$112	$107
Investments	9	23
Compensation and benefits	60	57
Other assets	35	34
Total gross assets	216	221

Deferred tax liabilities
Net unrealized investment (gains) losses	(645)	(424)
Deferred policy acquisition costs	(10)	(101)
Total gross liabilities	(655)	(525)
Net deferred income tax asset (liability)	$(439)	$(304)

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, the Company had no valuation allowance. However, the application of intra-period tax allocation rules to benefits associated with capital deferred tax assets resulted in a valuation allowance as of December 31, 2020 and 2019 of $128 and $128, respectively, in continuing operations, offset by a corresponding benefit in Other comprehensive income.

Tax Sharing Agreement

As of December 31, 2020 and 2019, the Company had a receivable from Voya Financial of $5 and $9, respectively, for federal income taxes under the intercompany tax sharing agreement.

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

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2020 and December 31, 2019.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and Income tax expense on the Consolidated Balance Sheets and the Consolidated Statements of Operations, respectively. The Company had no accrued interest as of December 31, 2020 and December 31, 2019.

Tax Regulatory Matters

For the tax years 2018 through 2020, Voya Financial, Inc. participated in the Internal Revenue Service ("IRS") Compliance
Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. The IRS finalized the audit of Voya
Financial, Inc. for the period ended December 31, 2018. For the periods ended December 31, 2019 and December 31, 2020, the
IRS has determined that Voya Financial, Inc. would be in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the
Bridge phase, the IRS does not intend to conduct any review or provide any letters of assurance for the tax year.

Tax Legislative Matters

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which became effective on March 27, 2020, and the
Consolidated Appropriations Act, which became effective on December 27, 2020, have not had any material impact on corporate income taxes.

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

The costs allocated to the Company for its employees' participation in the Retirement Plan were $11, $11 and $11 for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya Savings Plan (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company's employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria ("Career Agents"). The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The costs allocated to the Company for the Savings Plan were $17, $15 and $15, for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs and Agents Non-Qualified Plan as of December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation, January 1	$82	$80
Interest cost	3	3
Benefits paid	(6)	(5)
Actuarial (gains) losses on obligation	5	4
Benefit obligation, December 31	$84	$82

Amounts recognized on the Consolidated Balance Sheets in Other liabilities and in AOCI were as follows as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Accrued benefit cost	$(84)	$(82)
Accumulated other comprehensive income (loss):
Prior service cost (credit)	—	—
Net amount recognized	$(84)	$(82)

Assumptions

The discount rate used in the measurement of the December 31, 2020 and 2019 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2020	2019
Discount rate	2.67%	3.36%

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

The weighted-average discount rate used in calculating the net pension cost was as follows:

	2020	2019	2018
Discount rate	3.36%	4.46%	3.85%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan were as follows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Interest cost	$3	$3	$3
Amortization of prior service cost (credit)	—	—	(1)
Net (gain) loss recognition	5	4	(4)
Net periodic (benefit) cost	$8	$7	$(2)

Expected Future Benefit Payments

The following table summarizes the expected benefit payments related to the SERPs and Agents Non-Qualified Plan for the years indicated:

2021	$6
2022	6
2023	6
2024	6
2025	5
2026-2029	25

In 2021, the Company is expected to contribute $6 to the SERPs and Agents Non-Qualified Plan.

Share Based Compensation Plans

Certain employees of the Company participate in the 2013, 2014 and 2019 Omnibus Employee Incentive Plans ("the Omnibus Plans") sponsored by Voya Financial. The Omnibus Plans each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), performance share units ("PSUs"), and stock options.

The Company was allocated compensation expense from Voya Financial of $27, $31 and $29 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company recognized tax benefits of $6, $7 and $6 for the years ended 2020, 2019 and 2018, respectively.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Benefit Plans

In addition, the Company, in conjunction with Voya Services Company, sponsors the following benefit plans:

•The Voya 401(k) Plan for VRIAC Agents, which allows participants to defer a specified percentage of eligible compensation on a pre-tax basis. Effective January 1, 2006, the Company match equals 60% of a participant's pre-tax deferral contribution, with a maximum of 6% of the participant's eligible pay. A request for a determination letter on the qualified status of the Voya 401(k) Plan for VRIAC Agents was filed with the IRS on January 1, 2014. A favorable determination letter was received dated August 28, 2014.
•The Producers' Incentive Savings Plan, which allows participants to defer up to a specified portion of their eligible compensation on a pre-tax basis. The Company matches such pre-tax contributions at specified amounts.
•The Producers' Deferred Compensation Plan, which allows participants to defer up to a specified portion of their eligible compensation on a pre-tax basis.
•Certain health care and life insurance benefits for retired employees and their eligible dependents. The postretirement health care plan is contributory, with retiree contribution levels adjusted annually and the Company subsidizes a portion of the monthly per-participant premium. Prior to April 1, 2017, coverage for Medicare eligible retirees was provided through a fully insured Medicare Advantage plan. Effective April 1, 2017, the fully insured Medicare Advantage Plan was replaced with access to individual coverage through a private exchange. The Company's premium subsidy ended and was replaced with a monthly HRA contribution. The Company continues to offer access to medical coverage until retirees become eligible for Medicare. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage.
•The Voya Financial Deferred Compensation Savings Plan, which is a non-qualified deferred compensation plan that includes a 401(k) excess component.

The benefit charges incurred by the Company related to these plans were immaterial for the years ended December 31, 2020, 2019, and 2018.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

12.    Commitments and Contingencies

Leases

All of the Company's expenses for leased and subleased office properties are paid for by an affiliate and allocated back to the Company, as all remaining operating leases were executed by Voya Services Company as of December 31, 2008, which resulted in the Company no longer being party to any operating leases. For the years ended December 31, 2020, 2019 and 2018, rent expense for leases was $5, $5 and $5, respectively.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2020 the Company had off-balance sheet commitments to acquire mortgage loans of $50 and purchase limited partnerships and private placement investments of $565.

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

	December 31,
	2020	2019
Fixed maturity collateral pledged to FHLB(1)	$997	$1,087
FHLB restricted stock(2)	44	44
Other fixed maturities-state deposits	14	14
Cash and cash equivalents	4	5
Securities pledged(3)	220	828
Total restricted assets	$1,279	$1,978
(1) Included in Fixed maturities, available for sale, at fair value, on the Consolidated Balance Sheets.
(2) Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $143 and $715 as of December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020 and 2019, the Company delivered securities as collateral of $77 and $113, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston (“FHLB”). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2020, the Company had $795 in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance sheets. As of December 31, 2020, assets with a market value of approximately $997 collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available for sale, at fair value on the Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2020, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, not material to the Company.

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
(Dollar amounts in millions, unless otherwise stated)

13.    Related Party Transactions

Operating Agreements

VRIAC has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•Investment Advisory agreement with Voya Investment Management LLC ("VIM"), an affiliate, in which VIM provides asset management, administrative and accounting services for VRIAC's general account. VRIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2020, 2019 and 2018, expenses were incurred in the amounts of $73, $68 and $65, respectively.

•Services agreements with Voya Services Company and other insurance and non-insurance company affiliates for administrative, management, financial and information technology services. For the years ended December 31, 2020, 2019 and 2018, expenses were incurred in the amounts of $458, $443 and $379, respectively.
•Intercompany agreement with VIM, as amended pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2020, 2019 and 2018, revenue under the VIM intercompany agreement was $57, $59 and $63, respectively.

•Variable annuity, fixed insurance and mutual fund products issued by VRIAC are sold by Voya Financial Advisors, an affiliate of VRIAC. For the years ended December 31, 2020, 2019 and 2018 commission expenses incurred by VRIAC were $81, $82 and $79, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods. Revenues and expenses recorded as a result of transactions and agreements with affiliates may not be the same as those incurred if the Company was not a wholly owned subsidiary of its Parent.

As disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements, DSL was divested as part of the 2018 Transaction. DSL had certain intercompany agreements whereby it generated revenues and expenses with affiliated entities related to underwriting, distribution, investment advisory and administrative services. For the years ended December 31, 2018, commissions were collected in the amount of $69 and paid in turn to broker-dealers. In addition, for the years ended December 31, 2018, revenues earned and expenses incurred were $27 and $26, respectively.

Reinsurance Agreements

In March 2020, the Company recaptured an automatic reinsurance agreement entered into in 2012 with its affiliate, SLDI, to manage the reserve and capital requirements in connection with a portion of its deferred annuities business. Under the terms of the agreement, the Company reinsured to SLDI, on an indemnity reinsurance basis, a quota share of its liabilities on certain contracts. The agreement was accounted for under the deposit method. As of December 31, 2019, the Company had deposit assets of $36 and deposit liabilities of $76, related to this agreement which were included in Other assets and Other liabilities, respectively on the Consolidated Balance Sheet, The recapture resulted in a loss of $20 that was recorded in the Consolidated Statements of Operations for the year ended December 31, 2020.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Investment Advisory and Other Fees

VFP acts as a distributor of insurance products issued by its affiliates, which may in turn invest in mutual funds products issued by certain of its affiliates. For each of the years ended December 31, 2020, 2019 and 2018, distribution revenues received by VFP related to affiliated mutual fund products were $26, $27, and $27.

Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2021, either party can borrow from the other up to 3.0% of the Company's statutory admitted assets as of the preceding December 31. During the years ended December 31, 2020, 2019, and 2018, interest on any borrowing by either the Company or Voya Financial was charged at a rate based on the prevailing market rate for similar third-party borrowings for securities.

Under this agreement, the Company incurred and earned immaterial interest expense and interest income of $5, $2 and $0 for the years ended December 31, 2020, 2019 and 2018. Interest expense and income are included in Operating expenses and Net investment income, respectively, in the Consolidated Statements of Operations. As of December 31, 2020, the Company had an outstanding receivable of $653 and VIPS had a $7 outstanding payable. As of December 31, 2019, the Company had an outstanding receivable of $69 and no outstanding payable from/to Voya Financial under the reciprocal loan agreement.

Note with Affiliate

On December 29, 2004, VIAC issued a surplus note in the principal amount of $175 (the "Note") scheduled to mature on December 29, 2034, to VRIAC. The Note bears interest at a rate of 6.26% per year. Interest is scheduled to be paid semi-annually in arrears on June 29 and December 29 of each year, commencing on June 29, 2005. For the year ended December 31, 2020 and 2019, the Company earned no affiliate interest income on this Note. Interest income was $5 for the years ended December 31, 2018. As of June 1, 2018, VIAC ceased to be an affiliate of the Company following the closing of the 2018 Transaction as disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements. The investment in surplus notes is reported in Fixed maturities, available-for-sale on the Company's Consolidated Balance Sheet as of December 31, 2020 and 2019.

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

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

▪pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
▪provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2020.

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

a.Code of Ethics for Financial Professionals
The Company has approved and adopted a Code of Ethics for Financial Professionals (which was filed as Exhibit 14 to the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2004, File No. 033-23376), pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002.  Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8-K filing.

b.Designation of Board Financial Expert
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

Item 13.        Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.        Principal Accounting Fees and Services
        (Dollar amounts in millions, unless otherwise stated)

In 2020 and 2019, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Retirement Insurance and Annuity Company ("VRIAC"). Voya Financial, Inc.'s subsidiaries, including VRIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
	2020	2019
Audit fees	$3	$4
Audit-related fees	2	1
All other fees	1	—
	$6	$5

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

Tax Fees

There were minimal tax fees allocated to VRIAC in 2020 and 2019. Tax fees allocated to VRIAC were primarily for tax compliance. These services consisted of tax compliance, including the review of tax disclosures and proper completion of tax forms, assistance with questions regarding tax audits and tax planning and advisory services related to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were minimal fees allocated to VRIAC in 2020 and 2019 under the category "All other fees." Other fees allocated to VRIAC under this category typically include fees paid for products and services other than the audit fees, audit-related fees and tax fees described above and consist primarily of advisory services.

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

In 2020 and 2019, 100% of each of the audit, audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc.

PART IV

Item 15.        Exhibits, Consolidated Financial Statement Schedules

a.    The following documents are filed as part of this report:
1.Financial statements (See Item 8. Financial Statements and Supplementary data)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholder's Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Independent Auditor's Report
2.Financial statement schedules.
Schedule I - Summary of Investments - Other than Investments in Affiliates
Schedule IV - Reinsurance

3.Exhibits

139

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of
Voya Retirement Insurance and Annuity Company

We have audited the consolidated financial statements of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and have issued our report thereon dated March 16, 2021 included elsewhere in this Annual Report (Form 10-K). Our audits of the consolidated financial statements included the financial statement schedules listed in Item 15.a. of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's schedules, based on our audits.

In our opinion, the schedules present fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP
San Antonio, Texas
March 16, 2021

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments – Other than Investments in Affiliates
As of December 31, 2020
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheets
Fixed maturities
U.S. Treasuries	$535	$721	$721
U.S. Government agencies and authorities	18	19	19
State, municipalities and political subdivisions	698	814	814
U.S. corporate public securities	7,632	9,156	9,156
U.S. corporate private securities	3,870	4,379	4,379
Foreign corporate public securities and foreign governments(1)	2,539	2,951	2,951
Foreign corporate private securities(1)	2,991	3,303	3,303
Residential mortgage-backed securities	4,071	4,237	4,237
Commercial mortgage-backed securities	2,712	2,893	2,893
Other asset-backed securities	1,500	1,520	1,520
Total fixed maturities, including securities pledged	26,566	29,993	29,993
Equity securities	—	—	116
Mortgage loans on real estate	4,694	5,013	4,627
Policy loans	187	187	187
Short-term investments	17	17	17
Limited partnerships/corporations	815	815	815
Derivatives	30	145	145
Other investments	43	43	43
Total investments	$32,352	$36,213	$35,943
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV
Reinsurance
Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Gross		Ceded		Assumed	Net		Percentage of Assumed to Net
Year Ended December 31, 2020
Life insurance in force	$7,540		$7,733		$193	$—		NM**
Premiums:
Accident and health insurance	—		—		—	—	*	—%
Annuity contracts	32		—		—	32		—%
Total premiums	$32		$—		$—	$32		—%

Year Ended December 31, 2019
Life insurance in force	$8,201		$8,410		$209	$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—	—	*	—%
Annuity contracts	31		—		—	31		—%
Total premiums	$31		$—	*	$—	$31		—%

Year Ended December 31, 2018
Life insurance in force	$8,974		$9,202		$228	$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—	—	*	—%
Annuity contracts	41		—		—	41		—%
Total premiums	$41		$—	*	$—	$41		—%
* Less than $1
** Not meaningful

Voya Retirement Insurance and Annuity Company ("VRIAC")
Form 10-K for Fiscal Year Ended December 31, 2020

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

10.23
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

10.25
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

10.27
Amendment Number 4, effective as of October 1, 2019, to Investment Advisory Agreement, between VRIAC and Voya Investment Management LLC (f/k/a ING Investment Management LLC), incorporated by reference to the Company's Form 10-K filed on March 19, 2020 (File Number 033-23376)

14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of Francis G. O'Neill pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Francis G. O'Neill pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase

Exhibit Index
Exhibit Number	Description of Exhibit
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2021		Voya Retirement Insurance and Annuity Company
(Date)	(Registrant)

	By: /s/	Francis G. O'Neill
Francis G. O'Neill Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 16, 2021.

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

