Form 10-Q
period 2021-03-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2021-05-17
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
As of May 7, 2021, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2021

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiary.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice; and (xi) changes in the policies of governments and/or regulatory authorities; and (xii) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the Individual Life business that closed on January 4, 2021, including the transition services on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 033-23376) (the "Annual Report on Form 10-K").

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
Condensed Consolidated Balance Sheets
March 31, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,230 as of 2021 and $24,667 as of 2020; allowance for credit losses of $12 as of 2021 and $14 as of 2020)	$24,058	$28,043
Fixed maturities, at fair value using the fair value option	1,513	1,730
Equity securities, at fair value (cost of $234 as of 2021 and $116 as of 2020)	234	116
Short-term investments	16	17
Mortgage loans on real estate	4,198	4,694
Less: Allowance for credit losses	47	67
Mortgage loans on real estate, net	4,151	4,627
Policy loans	183	187
Limited partnerships/corporations	847	815
Derivatives	170	145
Securities pledged (amortized cost of $547 as of 2021 and $169 as of 2020)	613	220
Other investments	125	43
Total investments	31,910	35,943
Cash and cash equivalents	257	360
Short-term investments under securities loan agreements, including collateral delivered	617	249
Accrued investment income	308	304
Premiums receivable and reinsurance recoverable	3,783	1,219
Less: Allowance for credit losses	—	—
Premiums receivable and reinsurance recoverable, net	3,783	1,219
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	488	173
Short-term loan to affiliate	170	653
Current income tax recoverable	109	5
Due from affiliates	122	118
Property and equipment	66	63
Other assets	1,679	242
Assets held in separate accounts	89,719	87,319
Total assets	$129,228	$126,648

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$32,867	$33,127
Payable for securities purchased	251	26
Payables under securities loan agreements, including collateral held	607	208
Due to affiliates	97	125
Derivatives	221	216
Deferred income taxes	174	439
Other liabilities	366	291
Liabilities related to separate accounts	89,719	87,319
Total liabilities	124,302	121,751

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2021 and 2020, respectively; $50 par value per share)	3	3
Additional paid-in capital	3,196	2,873
Accumulated other comprehensive income (loss)	1,283	1,882
Retained earnings (deficit)	444	139
Total shareholder's equity	4,926	4,897
Total liabilities and shareholder's equity	$129,228	$126,648

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net investment income	$489	$439
Fee income	259	222
Premiums	(2,447)	5
Broker-dealer commission revenue	1	1
Net realized capital gains (losses):
Total impairments	—	(7)
Other net realized capital gains (losses)	440	(85)
Total net realized capital gains (losses)	440	(92)
Other revenue	7	(1)
Total revenues	(1,251)	574
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(2,056)	209
Operating expenses	285	298
Broker-dealer commission expense	1	1
Net amortization of Deferred policy acquisition costs and Value of business acquired	49	37
Total benefits and expenses	(1,721)	545
Income (loss) before income taxes	470	29
Income tax expense (benefit)	87	(5)
Net income (loss)	$383	$34

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$383	$34
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(758)	(960)
Other comprehensive income (loss), before tax	(758)	(960)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(159)	(201)
Other comprehensive income (loss), after tax	(599)	(759)
Comprehensive income (loss)	$(216)	$(725)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2021	$3	$2,873	$1,882	$139	4,897
Comprehensive income (loss):
Net income (loss)	—	—	—	383	383
Other comprehensive income (loss), after tax	—	—	(599)	—	(599)
Total comprehensive income (loss)					(216)
Dividends paid and distributions of capital	—	—	—	(78)	(78)
Contribution of capital	—	323	—	—	323
Balance as of March 31, 2021	$3	$3,196	$1,283	$444	$4,926

Balance as of January 1, 2020	$3	$2,873	$1,292	$275	4,443
Adjustment for adoption of ASU 2016-13	—	—	—	(8)	(8)
Comprehensive income (loss):
Net income (loss)	—	—	—	34	34
Other comprehensive income (loss), after tax	—	—	(759)	—	(759)
Total comprehensive income (loss)					(725)
Balance as of March 31, 2020	$3	$2,873	$533	$301	$3,710

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$30	$176
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,364	703
Equity securities	46	—
Mortgage loans on real estate	114	91
Limited partnerships/corporations	61	23
Acquisition of:
Fixed maturities	(1,601)	(1,130)
Equity securities	(161)	—
Mortgage loans on real estate	(160)	(200)
Limited partnerships/corporations	(30)	(53)
Derivatives, net	(53)	142
Policy loans, net	4	4
Short-term loan to affiliate, net	483	(557)
Collateral received (delivered), net	31	(16)
Other investments, net	(85)	1
Net cash provided by (used in) investing activities	13	(992)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,036	1,775
Maturities and withdrawals from investment contracts	(1,140)	(1,018)
Settlements on deposit contracts	—	(1)
Proceeds from loans with affiliates, net	16	28
Dividends paid and distributions of capital	(78)	—
Capital contribution from parent	20	—
Net cash (used in) provided by financing activities	(146)	784
Net decrease in cash and cash equivalents	(103)	(32)
Cash and cash equivalents, beginning of period	360	512
Cash and cash equivalents, end of period	$257	$480

Supplemental Cash flow information:
Noncash capital contribution from parent	$303	$—

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

The Company derives its revenue mainly from (a) investment income earned on investments, (b) Fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (c) Premiums, (d) realized capital gains (losses) on investments and changes in fair value of embedded derivatives on product guarantees, and (e) Other revenue which includes certain other fees. The Company's benefits and expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) Operating expenses, which include expenses related to the selling and servicing of the various products offered by us and other general business expenses, and (c) amortization of DAC and VOBA. In addition, the Company collect broker-dealer commission revenues through VFP, which are, in turn, paid to broker-dealers and expensed.

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations, state and local governments, small to mid-sized corporations and individuals. The Company also provides stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to the Company. The Company discontinued sales of these solutions in late 2016 to better align business activities to the Company's priorities. This business was transferred as part of the Individual Life Transaction described below. The Company's products are generally distributed through independent brokers and advisors, third-party administrators, consultants, and representatives associated with Voya Financial's broker-dealer and investment advisor, Voya Financial Advisors, Inc. ("VFA").

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

The Company has one operating segment.

Effective as of March 1, 2021, Voya Retirement Insurance and Annuity Company acquired 49.9% of the issued and outstanding common stock of Voya Special Investments, Inc. from Voya Financial, Inc. The investment has been accounted for as an equity method investment and recognized within Other investments in Consolidated Balance Sheets. Also, effective as of March 1, 2021, the Company acquired $80 of Security Life of Denver Company ("SLD") issued surplus notes and $73 of Resolution (Life U.S. Intermediate Holdings Ltd.) issued preferred shares from affiliated entities, which were received in connection with the Individual Life Transaction.

On January 4, 2021, VRIAC's ultimate parent, Voya Financial Inc. ("Voya Financial"), completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of SLD and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI.

Concurrently with the sale, SLD entered into reinsurance agreements with ReliaStar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC reinsured to SLD a 100% quota share, and RLNY reinsured to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") resulted in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products were ceded to SLD and related assets transferred. The reinsurance obligation with counterparty SLD are secured by collateralized assets held in a trust. RLI, RLNY, and VRIAC continue to be subsidiaries of the Company. The reinsurance transaction does not extinguish the Company’s primary liability to its policyholders. As a result of the reinsurance transactions on January 4, 2021, the Company reinsured $3.5 billion of policyholder liabilities under indemnity coinsurance and modified coinsurance arrangements. As of January 4, 2021, reinsurance recoverable associated with these transactions was $2.5 billion. The Company ceded $2.4 billion in premiums and $2.5 billion in policyholder benefits. The Company transferred assets with a fair market value of $3.7 billion as consideration for the reinsurance arrangements. As a result of the transfer of invested assets the Company recognized $0.5 billion in pre-tax realized gains. The Company also recognized non-cash liability of $73 and $1.5 billion relating to the pretax net cost of reinsurance liability and deposit asset, respectively, on January 4, 2021 as a result of entering into the reinsurance agreements. The aggregate deferred intangibles will be amortized as a charge to earnings over the life of the underlying policies.The deposit relates to liabilities related to Contract owner account balances that currently exist for the related underlying policies.

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

On February 8, 2021, VFA entered into an agreement with Cetera Financial Group, Inc. (“Cetera”), one of the nation’s largest networks of independently managed broker-dealers, pursuant to which Cetera will acquire the independent financial planning channel of VFA, which is one of the channels through which VRIAC distributes its products. In connection with this transaction, VFA expects to transfer approximately 900 independent financial professionals serving retail customers with approximately $40 billion in assets to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our business. The transaction is expected to close in the second or third quarter of 2021. The closing is subject to certain conditions, including the receipt of required regulatory approvals.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2021, its results of operations, comprehensive income and changes in shareholder's equity for the three months ended March 31, 2021 and 2020, and its statements of cash flows for the three months ended March 31, 2021 and 2020, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

The December 31, 2020 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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
• Ownership changes in investments - changes from a subsidiary to an equity method investment,
• Separate financial statements of entities not subject to tax,
• Interim-period accounting for enacted changes in tax law, and
• The year-to-date loss limitation in interim-period tax accounting.
		January 1, 2021 on a prospective basis, except for those provisions that required retrospective or modified retrospective method.	Adoption of the ASU did not have an impact on the Company's financial condition, results of operations, or cash flows.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2021:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$535	$118	$2	$—	$651	$—
U.S. Government agencies and authorities	18	—	—	—	18	—
State, municipalities and political subdivisions	630	67	1	—	696	—
U.S. corporate public securities	7,113	870	95	—	7,888	—
U.S. corporate private securities	3,498	316	34	—	3,780	—
Foreign corporate public securities and foreign governments(1)	2,302	240	22	—	2,520	—
Foreign corporate private securities(1)	2,649	230	28	—	2,840	11
Residential mortgage-backed securities	3,604	127	16	9	3,724	—
Commercial mortgage-backed securities	2,529	125	16	—	2,638	—
Other asset-backed securities	1,412	22	4	—	1,429	1
Total fixed maturities, including securities pledged	24,290	2,115	218	9	26,184	12
Less: Securities pledged	547	133	67	—	613	—
Total fixed maturities	$23,743	$1,982	$151	$9	$25,571	$12
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2021, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$392	$398
After one year through five years	3,013	3,207
After five years through ten years	4,657	5,086
After ten years	8,683	9,702
Mortgage-backed securities	6,133	6,362
Other asset-backed securities	1,412	1,429
Fixed maturities, including securities pledged	$24,290	$26,184

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2021 and December 31, 2020, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2021
Communications	$864	$135	$4	$995
Financial	2,522	273	31	2,764
Industrial and other companies	6,880	658	70	7,468
Energy	1,404	187	20	1,571
Utilities	2,684	296	18	2,962
Transportation	915	76	30	961
Total	$15,269	$1,625	$173	$16,721

December 31, 2020
Communications	$950	$231	$1	$1,180
Financial	2,921	472	2	3,391
Industrial and other companies	7,284	1,155	13	8,426
Energy	1,571	259	22	1,808
Utilities	3,025	530	1	3,554
Transportation	929	128	20	1,037
Total	$16,680	$2,775	$59	$19,396

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2021 and December 31, 2020, approximately 47.1% and 48.2%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

As of March 31, 2021 and December 31, 2020, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2021 and December 31, 2020, the fair value of loaned securities was $476 and $143, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2021 and December 31, 2020, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $447 and $74, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, liabilities to return collateral of $447 and $74, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2021 and December 31, 2020, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $43 and $70, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	March 31, 2021	December 31, 2020
U.S. Treasuries	$32	$70
U.S. corporate public securities	256	54
Foreign corporate public securities and foreign governments	129	20
Equity Securities	73	—
Payables under securities loan agreements	$490	$144

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Variable Interest Entities ("VIEs")

The Company holds certain VIEs for investment purposes. VIEs may be in the form of private placement securities, structured securities, securitization transactions or limited partnerships. The Company has reviewed each of its holdings and determined that consolidation of these investments in the Company’s financial statements is not required, as the Company is not the primary beneficiary, because the Company does not have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation or right to potentially significant losses or benefits, for any of its investments in VIEs. The Company did not provide any non-contractual financial support and its carrying value represents the Company’s exposure to loss. The carrying value and ownership interest of these investments are included in Limited partnerships/corporations on the Condensed Consolidated Balance Sheets. Income and losses recognized on these investments are reported in Net investment income in the Condensed Consolidated Statements of Operations.

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

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

Three Months Ended March 31, 2021
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2021	$1	$—	$11	$2	$14
Credit losses on securities for which credit losses were not previously recorded	—	—	—	—	—
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	—	(1)	(2)
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance at March 31, 2021	$—	$—	$11	$1	$12

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Year Ended December 31, 2020
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2020	$—	$—	$—	$—	$—
Credit losses on securities for which credit losses were not previously recorded	1	—	11	2	14
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance as of December 31, 2020	$1	$—	$11	$2	$14

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of March 31, 2021:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$82	$2	9	$—	$—	—	$82	$2	9
State, municipalities and political subdivisions	38	1	14	—	—	—	38	1	14
U.S. corporate public securities	1,439	91	469	29	4	5	1,468	95	474
U.S. corporate private securities	353	15	40	129	19	10	482	34	50
Foreign corporate public securities and foreign governments	399	21	93	8	1	4	407	22	97
Foreign corporate private securities	118	27	13	37	1	6	155	28	19
Residential mortgage-backed	379	7	132	385	9	84	764	16	216
Commercial mortgage-backed	297	3	60	309	13	52	606	16	112
Other asset-backed	145	2	49	128	2	60	273	4	109
Total	$3,250	$169	879	$1,025	$49	221	$4,275	$218	1,100
The Company concluded that an allowance for credit losses was unnecessary for these securities because the unrealized losses are not credit related.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of December 31, 2020:

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

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of March 31, 2021. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, increased $111 from $107 to $218 for the three months ended March 31, 2021. The increase in gross unrealized capital losses was primarily due to non-credit related market factors. As of March 31, 2021, $17 of the total $218 of gross unrealized losses were from 5 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2021			2020
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	—		—	6		2
Residential mortgage-backed	—	*	6	1		7
Commercial mortgage-backed	—	*	1	—	*	1
Total	$—	*	7	$7		10
Credit Impairments	$—			$—
Intent Impairments	$—	*		$7
*Less than $1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months ended March 31, 2021 and March 31, 2020, the Company did not have any new commercial mortgage loan troubled debt restructuring or new private placement troubled debt restructuring.

For the three months ended March 31, 2021 and March 31, 2020, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated:

	As of March 31, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$28	$91	$36	$—	$—	$155
2020	140	196	64	—	—	400
2019	176	177	84	—	—	437
2018	119	64	48	—	—	231
2017	484	297	4	—	—	785
2016	341	244	1	—	—	586
2015 and prior	1,305	284	15	—	—	1,604
Total	$2,593	$1,353	$252	$—	$—	$4,198

	As of December 31, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$164	$206	$39	$—	$—	$409
2019	209	165	107	—	—	481
2018	124	91	73	—	—	288
2017	499	356	6	—	—	861
2016	399	275	1	—	—	675
2015 and prior	1,574	391	15	—	—	1,980
Total	$2,969	$1,484	$241	$—	$—	$4,694

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated:

	As of March 31, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2021	$99	$56	—	$—	$—	$155
2020	322	68	10	—	—	400
2019	291	70	33	43	—	437
2018	81	58	63	29	—	231
2017	436	195	98	56	—	785
2016	482	85	19	—	—	586
2015 and prior	1,361	145	62	36	—	1,604
Total	$3,072	$677	$285	$164	$—	$4,198

	As of December 31, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$298	$93	$18	$—	$—	$409
2019	319	77	36	49	—	481
2018	102	79	60	47	—	288
2017	494	204	103	60	—	861
2016	591	53	31	—	—	675
2015 and prior	1,676	178	72	54	—	1,980
Total	$3,480	$684	$320	$210	$—	$4,694

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated:

	As of March 31, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$50	$6	$5	$9	$25	$39	$—	$—	$21	$155
2020	75	159	36	36	32	29	1	11	21	400
2019	57	106	10	124	52	37	15	11	25	437
2018	44	87	55	15	14	10	—	6	—	231
2017	90	84	330	131	54	55	5	36	—	785
2016	123	122	172	29	48	64	7	15	6	586
2015 and prior	407	360	256	104	165	144	46	96	26	1,604
Total	$846	$924	$864	$448	$390	$378	$74	$175	$99	$4,198

	As of December 31, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$84	$159	$35	$37	$32	$29	$1	$12	$20	$409
2019	63	122	11	137	54	39	17	11	27	481
2018	49	98	57	34	26	11	—	13	—	288
2017	99	98	352	136	74	60	5	37	—	861
2016	156	127	180	32	72	72	9	21	6	675
2015 and prior	526	423	326	141	198	180	49	108	29	1,980
Total	$977	$1,027	$961	$517	$456	$391	$81	$202	$82	$4,694

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated:

	As of March 31, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$5	$19	$65	$66	$—	$—	$—	$155
2020	51	73	140	136	—	—	—	400
2019	30	66	253	67	21	—	—	437
2018	44	75	77	15	3	17	—	231
2017	92	381	186	123	3	—	—	785
2016	104	226	109	130	8	5	4	586
2015 and prior	610	245	292	208	65	146	38	1,604
Total	$936	$1,085	$1,122	$745	$100	$168	$42	$4,198

	As of December 31, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$51	$73	$141	$144	$—	$—	$—	$409
2019	32	73	283	71	22	—	—	481
2018	49	78	124	17	3	17	—	288
2017	102	415	204	136	4	—	—	861
2016	129	244	138	144	9	7	4	675
2015 and prior	792	305	338	261	79	166	39	1,980
Total	$1,155	$1,188	$1,228	$773	$117	$190	$43	$4,694

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2021	December 31, 2020
Allowance for credit losses, beginning of the period	$67	$12	(1)
Credit losses on mortgage loans for which credit losses were not previously recorded	1	5
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	(7)	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	(14)	52
Provision for expected credit losses	47	69
Write-offs	—	(2)
Recoveries of amounts previously written off	—	—
Allowance for credit losses, end of period	$47	$67
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

The following table presents past due commercial mortgage loans as of the dates indicated:

	March 31, 2021	December 31, 2020
Delinquency:
Current	$4,195	$4,691
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	3	3
Total	$4,198	$4,694

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of March 31, 2021, the Company had one commercial mortgage loan in non-accrual status. As of December 31, 2020, the Company had one commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the three months ended March 31, 2021 and year ended December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of March 31, 2021.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Fixed maturities	$376	$373
Equity securities	3	2
Mortgage loans on real estate	44	50
Policy loans	1	2
Short-term investments and cash equivalents	1	1
Other	82	30
Gross investment income	507	458
Less: Investment expenses	18	19
Net investment income	$489	$439

As of March 31, 2021 and December 31, 2020, the Company had $1 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Fixed maturities, available-for-sale, including securities pledged	$509	$(18)
Fixed maturities, at fair value option	(142)	55
Equity securities	3	(5)
Derivatives	(40)	46
Embedded derivatives - fixed maturities	(2)	4
Guaranteed benefit derivatives	49	(169)
Mortgage Loans	63	—
Other investments	—	(5)
Net realized capital gains (losses)	$440	$(92)

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Proceeds on sales	$3,442	$277
Gross gains	492	5
Gross losses	1	13

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2021			December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$—	$—
Foreign exchange contracts	566	3	32	628	3	36
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	15,247	166	187	14,155	137	171
Foreign exchange contracts	126	1	1	83	—	3
Equity contracts	—	—	—	55	5	5
Credit contracts	170	—	1	188	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	9	—	N/A	11	—
Within products	N/A	—	13	N/A	—	59
Managed custody guarantees	N/A	—	—	N/A	—	4
Total		$179	$234		$156	$279
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2021 and December 31, 2020. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	March 31, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$170	$—	$1
Equity contracts	—	—	—
Foreign exchange contracts	692	4	33
Interest rate contracts	13,693	166	187
		170	221
Counterparty netting(1)		(169)	(169)
Cash collateral netting(1)		—	(7)
Securities collateral netting(1)		—	(29)
Net receivables/payables		$1	$16
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Sheets. As of March 31, 2021, the Company held $0 and pledged $7 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2020, the Company held $5 and delivered $43 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2021, the Company delivered $137 of securities and held $1 of securities as collateral. As of December 31, 2020, the Company delivered $77 of securities and held no securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended March 31,
	2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net Investment Income and Other net realized capital gains/(losses)	Net investment income	Net Investment Income and Other net realized capital gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$5	$1	$77
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	(3)	—	3

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended March 31,
	2021		2020
	Net investment income	Other net realized capital gains/(losses)	Net investment income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$489	$440	$439	$(85)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	(5)	3	—

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2021	2020
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(35)	$42
Foreign exchange contracts	Other net realized capital gains (losses)	—	4
Equity contracts	Other net realized capital gains (losses)	—	(1)
Credit contracts	Other net realized capital gains (losses)	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	(2)	(26)
Within products	Other net realized capital gains (losses)	45	(143)
Within reinsurance agreements	Policyholder benefits	—	23
Managed custody guarantees	Other net realized capital gains (losses)	4	—
Total		$12	$(100)

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$489	$162	$—	$651
U.S. Government agencies and authorities	—	18	—	18
State, municipalities and political subdivisions	—	696	—	696
U.S. corporate public securities	—	7,842	46	7,888
U.S. corporate private securities	—	2,580	1,200	3,780
Foreign corporate public securities and foreign governments(1)	—	2,515	5	2,520
Foreign corporate private securities (1)	—	2,566	274	2,840
Residential mortgage-backed securities	—	3,691	33	3,724
Commercial mortgage-backed securities	—	2,638	—	2,638
Other asset-backed securities	—	1,382	47	1,429
Total fixed maturities, including securities pledged	489	24,090	1,605	26,184
Equity securities	86	—	148	234
Derivatives:
Interest rate contracts	1	165	—	166
Foreign exchange contracts	—	4	—	4
Equity contracts	—	—	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	874	16	—	890
Assets held in separate accounts	83,627	5,855	237	89,719
Total assets	$85,077	$30,130	$1,990	$117,197
Percentage of Level to Total	72%	26%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$10	$10
Stabilizer and MCGs	—	—	3	3
Other derivatives:
Interest rate contracts	18	169	—	187
Foreign exchange contracts	—	33	—	33
Equity contracts	—	—	—	—
Credit contracts	—	1	—	1
Total liabilities	$18	$203	$13	$234
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$548	$173	$—	$721
U.S. Government agencies and authorities	—	19	—	19
State, municipalities and political subdivisions	—	814	—	814
U.S. corporate public securities	—	9,099	57	9,156
U.S. corporate private securities	—	3,093	1,286	4,379
Foreign corporate public securities and foreign governments(1)	—	2,951	—	2,951
Foreign corporate private securities (1)	—	3,008	295	3,303
Residential mortgage-backed securities	—	4,204	33	4,237
Commercial mortgage-backed securities	—	2,893	—	2,893
Other asset-backed securities	—	1,483	37	1,520
Total fixed maturities, including securities pledged	548	27,737	1,708	29,993
Equity securities, available-for-sale	17	—	99	116
Derivatives:
Interest rate contracts	7	130	—	137
Foreign exchange contracts	—	3	—	3
Equity contracts	—	5	—	5
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	610	16	—	626
Assets held in separate accounts	81,096	6,001	222	87,319
Total assets	$82,278	$33,892	$2,029	$118,199
Percentage of Level to total	69%	29%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$10	$10
Stabilizer and MCGs	—	—	53	53
Other derivatives:
Interest rate contracts	—	171	—	171
Foreign exchange contracts	—	39	—	39
Equity contracts	—	5	—	5
Credit contracts	—	1	—	1
Total liabilities	$—	$216	$63	$279
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2021
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$57	$—	$(2)	$—	$—	$(9)	$—	$—	$—	$46	$—	$(2)
U.S. Corporate private securities	1,286	13	(48)	16	—	(88)	(27)	65	(17)	1,200	—	(39)
Foreign corporate public securities and foreign governments(1)	—	—	—	5	—	—	—	—	—	5	—	—
Foreign corporate private securities(1)	295	2	(7)	—	—	(5)	(11)	—	—	274	1	(6)
Residential mortgage-backed securities	33	(2)	—	11	—	(7)	—	—	(2)	33	(2)	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	37	—	(2)	5	—	—	(10)	17	—	47	—	(1)
Total fixed maturities, including securities pledged	1,708	13	(59)	37	—	(109)	(48)	82	(19)	1,605	(1)	(48)
Equity securities	99	6	—	74	—	(24)	(7)	—	—	148	6	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(53)	49	—	—	—	—	1	—	—	(3)	—	—
FIA(2)	(10)	—	—	—	—	—	—	—	—	(10)	—	—
Assets held in separate accounts(4)	222	1	—	33	—	(1)	—	—	(18)	237	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$—	$(1)	$—	$—	$—	$(2)	$—	$—	$44	$—	$(1)
U.S. Corporate private securities	1,002	—	(51)	26	—	(1)	(43)	—	(42)	891	—	(51)
Foreign corporate public securities and foreign governments(1)	—	—	—	3	—	—	—	—	—	3	—	—
Foreign corporate private securities(1)	190	(1)	(27)	2	—	(3)	—	3	(5)	159	—	(27)
Residential mortgage-backed securities	16	(1)	—	8	—	—	—	—	(8)	15	(1)	—
Other asset-backed securities	48	—	—	8	—	—	(1)	—	—	55	—	—
Total fixed maturities, including securities pledged	1,303	(2)	(79)	47	—	(4)	(46)	3	(55)	1,167	(1)	(79)
Equity securities, available-for-sale	63	(5)	—	—	—	—	—	—	—	58	(5)	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(22)	(171)	—	—	—	—	—	—	—	(193)	—	—
FIA(2)	(11)	2	—	—	—	—	—	—	—	(9)	—	—
Assets held in separate accounts(4)	115	(2)	—	47	—	(1)	—	—	(18)	141	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2021 and 2020, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$26,184	$26,184	$29,993	$29,993
Equity securities	234	234	116	116
Mortgage loans on real estate	4,198	4,474	4,694	5,013
Policy loans	183	183	187	187
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	890	890	626	626
Deposit assets(2)	1,439	1,510	—	—
Derivatives	170	170	145	145
Short-term loan to affiliate	170	170	653	653
Other Investments	125	125	43	43
Assets held in separate accounts	89,719	89,719	87,319	87,319
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	28,125	34,217	28,169	36,741
Funding agreements with fixed maturities	875	875	795	796
Supplementary contracts, immediate annuities and other	281	287	288	345
Derivatives:
Guaranteed benefit derivatives:
FIA	10	10	10	10
Stabilizer and MCGs	3	3	53	53
Other derivatives	221	221	216	216
Short-term debt(3)	24	24	8	8
Long-term debt(3)	3	3	3	3
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Included in Other Assets on the Consolidated Balance Sheets.
(3) Included in Other Liabilities on the Consolidated Balance Sheets.

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Deposit assets	Level 3
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts, immediate annuities and other	Level 3
Short-term debt and Long-term debt	Level 2

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2021
	DAC	VOBA		Total
Balance as of January 1, 2021	$122	$40		$162
Impact of ASU 2016-13	—	—		—
Deferrals of commissions and expenses	13	1		14
Amortization: (2) (3)
Amortization, excluding unlocking	(34)	(30)		(64)
Unlocking (1)	(1)	1		—
Interest accrued	9	6	(3)	15
Net amortization included in the Condensed Consolidated Statements of Operations	(26)	(23)		(49)
Change due to unrealized capital gains/losses on available-for-sale securities	184	163		347
Balance as of March 31, 2021	$293	$181		$474

	2020
	DAC	VOBA		Total
Balance as of January 1, 2020	$288	$305		$593
Impact of ASU 2016-13	2	—		2
Deferrals of commissions and expenses	13	—		13
Amortization:
Amortization, excluding unlocking	(22)	(21)		(43)
Unlocking (1)	(3)	(9)		(12)
Interest accrued	9	9	(3)	18
Net amortization included in the Condensed Consolidated Statements of Operations	(16)	(21)		(37)
Change due to unrealized capital gains/losses on available-for-sale securities	177	178		355
Balance as of March 31, 2020	$464	$462		$926
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) During the three months ended March 31, 2021 the Company recognized $2 of loss recognition related to DAC. There was no loss recognition during the three months ended March 31, 2020.
(3) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2021 and 2020.

Voya Retirement Insurance and Annuity Company and Subsidiary
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income (AOCI) as of the dates indicated:

	March 31,
	2021	2020
Fixed maturities, net of impairments	$1,896	$624
Derivatives(1)	66	190
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(505)	(196)
Premium deficiency reserve adjustment	—	(110)
Other	1	—
Unrealized capital gains (losses), before tax	1,458	508
Deferred income tax asset (liability)	(178)	21
Unrealized capital gains (losses), after tax	1,280	529
Pension and other postretirement benefits liability, net of tax	3	4
AOCI	$1,283	$533
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2021, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $20.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,028)		$217	$(811)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(506)		106	(400)
DAC/VOBA and Sales inducements	349	(1)	(74)	275
Premium deficiency reserve adjustment	434		(91)	343
Change in unrealized gains (losses) on available-for-sale securities	(751)		158	(593)

Derivatives:
Derivatives	(1)	(2)	—	(1)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains (losses) on derivatives	(7)		1	(6)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in accumulated other comprehensive income (loss)	$(758)		$159	$(599)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,504)		$315	$(1,189)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	15		(3)	12
DAC/VOBA and Sales inducements	355	(1)	(74)	281
Premium deficiency reserve adjustment	101		(21)	80
Change in unrealized gains (losses) on available-for-sale securities	(1,033)		217	(816)

Derivatives:
Derivatives	79	(2)	(17)	62
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains (losses) on derivatives	73		(16)	57

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in accumulated other comprehensive income (loss)	$(960)		$201	$(759)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

7.    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2021 was 18.5%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Tax Regulatory Matters

For the tax years 2019 through 2021, the Company participated in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2019 and 2020 tax years, the Company was in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for those tax years.

8.    Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective on April 1, 2021 and expires on April 1, 2026, either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the preceding December 31. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

Under this agreement, the Company incurred immaterial interest expense for the three months ended March 31, 2021. The Company earned $1 interest income for the three months ended March 31, 2021. The Company incurred immaterial interest expense and earned immaterial interest income for the three months ended March 31, 2020. As of March 31, 2021, VRIAC had an outstanding receivable of $170, and VIPS had an outstanding payable of $23. As of December 31, 2020, VRIAC had an outstanding receivable of $653 and VIPS had a $7 outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of March 31, 2021, the Company had off-balance sheet commitments to acquire mortgage loans of $53 and purchase limited partnerships and private placement investments of $530.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	March 31, 2021	December 31, 2020
Fixed maturity collateral pledged to FHLB(1)	$1,073	$997
FHLB restricted stock(2)	45	44
Other fixed maturities-state deposits	14	14
Cash and cash equivalents	4	4
Securities pledged(3)	613	220
Total restricted assets	$1,749	$1,279
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $476 and $143 as of March 31, 2021 and December 31, 2020, respectively. In addition, as of March 31, 2021 and December 31, 2020, the Company delivered securities as collateral of $137 and $77, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2021 and December 31, 2020, the Company had $875 and $795, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, assets with a market value of approximately $1,073 and $997, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

10.    Related Party Transactions
Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three months ended March 31, 2021, revenues with affiliated entities related to these agreements were $23. For the three months ended March 31, 2020, revenues with affiliated entities related to these agreements were $23. For the three months ended March 31, 2021, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $164. For the three months ended March 31, 2020, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $154.

Reinsurance Agreements

Effective December 31, 2012, the Company entered into an automatic reinsurance agreement with SLDI which was an affiliate prior to January 4, 2021, to manage the reserve and capital requirements in connection with a portion of its deferred annuities business. Under the terms of the agreement, the Company reinsured to SLDI, on an indemnity reinsurance basis, a quota share of its liabilities on certain contracts. On March 26, 2020, this agreement was recaptured and resulted in a loss of $20 that was recorded in the first quarter of 2020.

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

The following discussion and analysis presents a review of our results of operations for the three months ended March 31, 2021 and 2020 and financial condition as of March 31, 2021 and December 31, 2020. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K").

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

Effective as of March 1, 2021, Voya Retirement Insurance and Annuity Company acquired 49.9% of the issued and outstanding common stock of Voya Special Investments, Inc. from Voya Financial, Inc. The investment has been accounted for as an equity method investment and recognized within Other investments in Consolidated Balance Sheets. Also, effective as of March 1, 2021, the Company acquired $80 of SLD issued surplus notes and $73 of Resolution (Life U.S. Intermediate Holdings Ltd.) issued preferred shares from affiliated entities, which were received in connection with the Individual Life Transaction.

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

Furthermore, upon closing of the Individual Life Transaction on January 4, 2021, we have $63 million of pre-tax deferred intangibles associated with the divested businesses. The deferred intangibles will consist of (1) existing DAC and VOBA balances for the portion of the transaction that involves a sale through reinsurance and (2) deferred Cost or reinsurance ("COR") established as a result of the Individual Life transaction. The aggregate deferred intangibles will be amortized as a charge to earnings over the life of the underlying policies. Additionally, for the portion of the reinsurance transactions that involve policies that do not meet risk transfer, a deposit asset was established in the amount of $1.5 billion on a pre-tax basis. This compares to liabilities related to Contract owner account balances that currently exist for the related underlying policies.

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

On February 8, 2021, VFA entered into an agreement with Cetera Financial Group, Inc. (“Cetera”), one of the nation’s largest networks of independently managed broker-dealers, pursuant to which Cetera will acquire the independent financial planning channel of VFA, which is one of the channels through which VRIAC distributes its products. In connection with this transaction, VFA expects to transfer approximately 900 independent financial professionals serving retail customers with approximately $40 billion in assets to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our business. The transaction is expected to close in the second or third quarter of 2021. The closing is subject to certain conditions, including the receipt of required regulatory approvals.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC and VOBA balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience, and based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC and VOBA, reserves and the related results of operations.

During the three months ended March 31, 2021 and as a result of the close of the Individual Life transaction, we have reviewed our blocks of business to determine recoverability of DAC, VOBA and other intangibles. This review, referred to as loss recognition testing, has resulted in the write down of DAC/VOBA of $2 million and increase in reserves of $216 million in our divested businesses, The loss recognition was recorded in the Consolidated Statements of Operations for the quarter ended March 31, 2021.

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

COVID-19 and its Effect on the Global Economy

COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. Even though the pace of vaccinations are increasing in certain countries, including the United States, the disease continues to spread widely across the United States and in many countries throughout the world. The persistence of new infections, including the introduction of new variants that may decrease the effectiveness of vaccines, has slowed the reopening of the U.S. economy and, even in regions where restrictions have largely been lifted, economic activity has been slow to recover. Longer-term, the economic outlook is uncertain, but may depend in significant part on progress with respect to effective therapies to treat COVID-19 or the approval of additional vaccines and the pace at which they are administered globally.

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

Results of Operations

($ in millions)	Three Months Ended March 31,
	2021	2020	Change
Revenues:
Net investment income	$489	$439	$50
Fee income	259	222	37
Premiums	(2,447)	5	(2,452)
Broker-dealer commission revenue	1	1	—
Net realized capital gains (losses):
Total impairments	—	(7)	7
Other net realized capital gains (losses)	440	(85)	525
Total net realized capital gains (losses)	440	(92)	532
Other revenue	7	(1)	8
Total revenues	(1,251)	574	(1,825)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(2,056)	209	(2,265)
Operating expenses	285	298	(13)
Broker-dealer commission expense	1	1	—
Net amortization of Deferred policy acquisition costs and Value of business acquired	49	37	12
Total benefits and expenses	(1,721)	545	(2,266)
Income (loss) before income taxes	470	29	441
Income tax expense (benefit)	87	(5)	92
Net income (loss)	$383	$34	$349

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

Revenues

Net investment income increased by $50 million from $439 million to $489 million primarily due to:

•increased limited partnership income driven by a valuation increase due to a reduction in discount rates; and
•higher income due to Private Equity Funds which generated strong returns from the continued favorable market environment.

Fee income increased $37 million from $222 million to $259 million primarily due to:

•an increase in separate account and institutional/mutual fund assets under management driven by equity market performance.

Premiums decreased by $2,452 million from $5 million to and unfavorable $2,447 million primarily due to:

•the ceding of the Pension Risk Transfer (PRT) and annuity business to Resolution as part of the Life Transaction.

Total net realized capital gains (losses) changed by $532 million from a loss of $92 million to a gain of $440 million primarily due to:

•favorable changes in fixed maturities, including securities pledged primarily due to reinsurance agreements related to the Life Transaction and normal portfolio management activity;

•favorable changes in the embedded derivatives on product guarantees primarily due to interest rate movements, partially offset by the impact of nonperformance risk in the current period compared to prior period;
•favorable changes within commercial mortgage loans due to the sale of mortgage loans to Resolution as part of the Life Transaction and a favorable change in the CECL allowance, which was driven by improvement in the CRE price index forecast and improved borrower quality (probability of default); and
•favorable changes in equity securities due to trading gains on Coso Geothermal common stock offset by lower market values on the remaining holdings at Q1 2021. The prior year was impacted by negative valuation changes on Interserve common and preferred stock holdings.

These increases were partially offset by:

•unfavorable changes in fixed maturities, using the fair value option due to interest rate movements and spread changes; and
•unfavorable changes in derivatives - VIM (including embedded derivatives) due to interest rate changes.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased by $2,265 million from $209 million to $2,056 million primarily due to:

•the ceding of the Pension Risk Transfer (PRT) and annuity business to Resolution as part of the Life Transaction.

Net amortization of DAC and VOBA increased by $12 million from $37 million to $49 million primarily due to:

•favorable DAC/VOBA unlocking in the current period compared to unfavorable unlocking in the prior period due to separate account performance. This decrease was partially offset by lower favorable DAC/VOBA unlocking in the current period due to lower transfers from variable investment options to fixed investment options; and
•DAC/VOBA balance within the Annuities business being written down to zero as the block did not pass Loss Recognition Testing (LRT).

Income tax expense (benefit) changed by $92 million from a benefit of $5 million to an expense of $87 million primarily due to:

•an increase in income before income taxes.

Net income increased by $349 million from a net income of $34 million to $383 million primarily due to:

•lower Interest credited and other benefits to contract owners/policyholders;
•higher Net realized capital gains;
•higher Net investment income; and
•higher Fee income.

These favorable changes were partially offset by:

•lower Premiums;
•higher Income tax expense; and
•higher Net amortization of DAC and VOBA.

Financial Condition
Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2021		December 31, 2020
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$24,058	75.4%	$28,043	77.9%
Fixed maturities, at fair value using the fair value option	1,513	4.7%	1,730	4.8%
Equity securities, at fair value	234	0.7%	116	0.3%
Short-term investments(1)	16	0.1%	17	—%
Mortgage loans on real estate	4,151	13.0%	4,627	12.9%
Policy loans	183	0.6%	187	0.5%
Limited partnerships/corporations	847	2.7%	815	2.3%
Derivatives	170	0.5%	145	0.4%
Securities pledged	613	1.9%	220	0.7%
Other investments	125	0.4%	43	0.2%
Total investments	$31,910	100.0%	$35,943	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	March 31, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$535	2.2%	$651	2.5%
U.S. Government agencies and authorities	18	0.1%	18	0.1%
State, municipalities, and political subdivisions	630	2.6%	696	2.7%
U.S. corporate public securities	7,113	29.3%	7,888	30.1%
U.S. corporate private securities	3,498	14.4%	3,780	14.4%
Foreign corporate public securities and foreign governments(1)	2,302	9.5%	2,520	9.6%
Foreign corporate private securities(1)	2,649	10.9%	2,840	10.8%
Residential mortgage-backed securities	3,604	14.8%	3,724	14.2%
Commercial mortgage-backed securities	2,529	10.4%	2,638	10.1%
Other asset-backed securities	1,412	5.8%	1,429	5.5%
Total fixed maturities, including securities pledged	$24,290	100.0%	$26,184	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$535	2.0%	$721	2.4%
U.S. Government agencies and authorities	18	0.1%	19	0.1%
State, municipalities, and political subdivisions	698	2.6%	814	2.7%
U.S. corporate public securities	7,632	28.7%	9,156	30.6%
U.S. corporate private securities	3,870	14.6%	4,379	14.6%
Foreign corporate public securities and foreign governments(1)	2,539	9.6%	2,951	9.8%
Foreign corporate private securities(1)	2,991	11.3%	3,303	11.0%
Residential mortgage-backed securities	4,071	15.3%	4,237	14.1%
Commercial mortgage-backed securities	2,712	10.2%	2,893	9.6%
Other asset-backed securities	1,500	5.6%	1,520	5.1%
Total fixed maturities, including securities pledged	$26,566	100.0%	$29,993	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2021, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$651	$—	$—	$—	$—	$—	$651
U.S. Government agencies and authorities	18	—	—	—	—	—	18
State, municipalities and political subdivisions	633	62	1	—	—	—	696
U.S. corporate public securities	2,602	4,885	356	34	11	—	7,888
U.S. corporate private securities	1,226	2,136	333	76	9	—	3,780
Foreign corporate public securities and foreign governments(1)	831	1,580	102	7	—	—	2,520
Foreign corporate private securities(1)	208	2,326	152	154	—	—	2,840
Residential mortgage-backed securities	3,421	231	42	—	12	18	3,724
Commercial mortgage-backed securities	2,373	212	43	10	—	—	2,638
Other asset-backed securities	1,280	130	4	7	8	—	1,429
Total fixed maturities	$13,243	$11,562	$1,033	$288	$40	$18	$26,184
% of Fair Value	50.5%	44.2%	3.9%	1.1%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$721	$—	$—	$—	$—	$—	$721
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	750	63	1	—	—	—	814
U.S. corporate public securities	3,198	5,468	450	35	5	—	9,156
U.S. corporate private securities	1,528	2,472	285	85	9	—	4,379
Foreign corporate public securities and foreign governments(1)	1,108	1,704	128	11	—	—	2,951
Foreign corporate private securities(1)	276	2,763	94	170	—	—	3,303
Residential mortgage-backed securities	3,947	188	68	—	13	21	4,237
Commercial mortgage-backed securities	2,648	203	38	4	—	—	2,893
Other asset-backed securities	1,353	147	5	7	8	—	1,520
Total fixed maturities	$15,548	$13,008	$1,069	$312	$35	$21	$29,993
% of Fair Value	51.8%	43.4%	3.6%	1.0%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	March 31, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$651	$—	$—	$—	$—	$651
U.S. Government agencies and authorities	18	—	—	—	—	18
State, municipalities and political subdivisions	46	399	183	67	1	696
U.S. corporate public securities	49	426	2,453	4,594	366	7,888
U.S. corporate private securities	64	75	1,026	2,275	340	3,780
Foreign corporate public securities and foreign governments(1)	9	200	696	1,492	123	2,520
Foreign corporate private securities(1)	—	30	224	2,332	254	2,840
Residential mortgage-backed securities	2,531	231	101	278	583	3,724
Commercial mortgage-backed securities	1,061	298	522	664	93	2,638
Other asset-backed securities	268	360	638	128	35	1,429
Total fixed maturities	$4,697	$2,019	$5,843	$11,830	$1,795	$26,184
% of Fair Value	17.9%	7.7%	22.3%	45.2%	6.9%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$721	$—	$—	$—	$—	$721
U.S. Government agencies and authorities	19	—	—	—	—	19
State, municipalities and political subdivisions	56	489	201	67	1	814
U.S. corporate public securities	80	469	3,044	5,118	445	9,156
U.S. corporate private securities	65	105	1,384	2,478	347	4,379
Foreign corporate public securities and foreign governments(1)	8	283	914	1,586	160	2,951
Foreign corporate private securities(1)	—	30	276	2,760	237	3,303
Residential mortgage-backed securities	3,006	266	115	215	635	4,237
Commercial mortgage-backed securities	1,128	333	589	724	119	2,893
Other asset-backed securities	297	361	680	146	36	1,520
Total fixed maturities	$5,380	$2,336	$7,203	$13,094	$1,980	$29,993
% of Fair Value	17.9%	7.8%	24.0%	43.7%	6.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $111 million from $107 million to $218 million for the three months ended March 31, 2021. A modest steepening of the yield curve, that included higher interest rates in the long-end, increased unrealized losses on a small portion of the portfolio. Tighter spreads on the quarter and historically low interest rates continue to limit the overall amount of unrealized losses.

As of March 31, 2021, we held two fixed maturity securities with unrealized capital loss in excess of $10 million. As of March 31, 2021, the unrealized capital loss on these fixed maturity securities equaled $26 million, or 11.7% of the total unrealized losses. As of December 31, 2020, we held three fixed maturity securities with unrealized capital loss in excess of $10 million.

As of March 31, 2021, we had $1.6 billion of energy sector fixed maturity securities, constituting 6.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $20 million, including one energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $11 million. As of March 31, 2021, our fixed maturity exposure to the energy sector is comprised of 81.1% investment grade securities.

As of December 31, 2020, we held $1.8 billion of energy sector fixed maturity securities, constituting 6.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $22 million, including zero energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $12 million. As of December 31, 2020, our fixed maturity exposure to the energy sector is comprised of 83.3% investment grade securities.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Residential Mortgage-Backed Securities

The following tables present our residential mortgage-backed securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,942	$77	$1	$5	$2,023
Prime Non-Agency	1,614	42	13	1	1,644
Alt-A	36	5	1	3	43
Sub-Prime(1)	27	4	—	—	31
Total RMBS	$3,619	$128	$15	$9	$3,741
(1) Includes subprime other asset backed securities.
	December 31, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,286	$110	$2	$6	$2,400
Prime Non-Agency	1,732	55	12	1	1,776
Alt-A	39	5	1	4	47
Sub-Prime(1)	28	4	—	—	32
Total RMBS	$4,085	$174	$15	$11	$4,255
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$446	$489	$54	$56	$97	$102	$79	$79	$28	$27	$704	$753
2015	140	150	70	75	34	34	53	54	15	15	312	328
2016	23	24	17	18	22	24	25	26	—	—	87	92
2017	54	57	27	27	54	54	41	42	27	27	203	207
2018	72	79	31	31	87	88	84	86	13	14	287	298
2019	138	153	41	42	138	139	232	234	9	9	558	577
2020	76	77	26	27	66	67	122	123	—	—	290	294
2021	32	32	21	22	15	15	20	20	—	—	88	89
Total CMBS	$981	$1,061	$287	$298	$513	$523	$656	$664	$92	$92	$2,529	$2,638

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$448	$525	$93	$95	$109	$113	$80	$81	$41	$41	$771	$855
2015	162	187	89	96	41	42	72	74	21	21	385	420
2016	30	33	17	18	29	32	25	25	—	—	101	108
2017	56	63	31	31	61	61	49	50	35	35	232	240
2018	74	86	26	26	141	144	101	100	13	14	355	370
2019	138	162	39	39	133	130	269	274	8	8	587	613
2020	70	72	27	28	66	67	118	120	—	—	281	287
Total CMBS	$978	$1,128	$322	$333	$580	$589	$714	$724	$118	$119	$2,712	$2,893

As of March 31, 2021, 89.5% and 9.2% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 91.5% and 7.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$215	$216	$273	$274	$540	$541	$8	$8	$21	$18	$1,057	$1,057
Auto-Loans	—	—	—	1	6	6	—	—	—	—	6	7
Student Loans	15	16	75	77	11	12	1	2	—	—	102	107
Other Loans	35	36	8	8	76	79	112	118	—	—	231	241
Total Other ABS(1)	$265	$268	$356	$360	$633	$638	$121	$128	$21	$18	$1,396	$1,412
(1) Excludes subprime other asset backed securities
	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$224	$223	$258	$259	$556	$554	$8	$8	$22	$19	$1,068	$1,063
Auto-Loans	1	1	10	10	7	7	—	—	—	—	18	18
Student Loans	30	31	80	84	32	33	1	2	—	—	143	150
Other Loans	37	41	9	9	81	85	129	136	—	—	256	271
Total Other ABS(1)	$292	$296	$357	$362	$676	$679	$138	$146	$22	$19	$1,485	$1,502
(1) Excludes subprime other asset backed securities

As of March 31, 2021, 89.9% and 8.1% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 88.9% and 9.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of March 31, 2021, there was one commercial mortgage loan with a pre and post carrying value of $4 and $3 respectively, for which repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty. The collateral is Office/Retail space and Hotel. The expected credit loss was based on the fair value of the underlying collateral and there was a prior period write off against the allowance of $1 as of December 31, 2020.

As of March 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 46.8%. As of December 31, 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 46.0%. While still heavily impacted by COVID-19, the Commercial Mortgage Loan portfolio allowance decreased during the quarter as certain sectors of the economy resumed operations, albeit at lower than pre-pandemic levels. We continue to observe distress in the hotel sector.

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

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on impairments.

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

As of March 31, 2021, the Company's total European exposure had an amortized cost and fair value of $2,445 million and $2,625 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $206 million, which includes non-financial institutions exposure in Ireland of $46 million, in Italy of $92 million, and in Spain of $51 million. We also had financial institutions exposure in Italy of $5 million and in Spain of $12 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,419 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2021, our non-peripheral sovereign exposure was $67 million, which consisted of fixed maturities. We also had $407 million in net exposure to non-peripheral financial institutions with a concentration in France of $82 million, The Netherlands of $41 million, Switzerland of $73 million and the United Kingdom of $184 million. The balance of $1,945 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,302 million, in The Netherlands of $194 million, in Belgium of $119 million, in France of $228 million, in Germany of $147 million, in Switzerland of $181 million and in Russia of $48 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of March 31, 2021, VRIAC had an outstanding receivable of $170 million, and VIPS had a $23 million outstanding payable. As of December 31, 2020, we had an outstanding receivable of $653 million and VIPS had a $7 million outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 48.9% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2021, VRIAC had securities lending collateral assets of $447 million, which represents approximately 0.4% of its general account statutory admitted assets. As of December 31, 2020, VRIAC had securities lending collateral assets of $74 million, which represents approximately 0.1% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2021, VRIAC received a $323 million capital contribution from its Parent. During the three months ended March 31, 2020, VRIAC did not receive any capital contributions from its Parent.

During the three months ended March 31, 2021, VRIAC paid an ordinary dividend to its Parent in the aggregate amount of $78 million. During the three months ended March 31, 2020, VRIAC did not pay a dividend or return of capital on its common stock to its Parent.

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

Our financial strength and credit ratings as of the date of this Quarterly Report on Form 10-Q are summarized in the following table.

Company	Fitch	Moody's	S&P
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A (3 of 9)	A2 (3 of 9)	A+ (3 of 9)

Rating Agency	Financial Strength Rating Scale
Fitch(1)	"AAA" to "C"
Moody's(2)	"Aaa" to "C"
S&P(3)	"AAA" to "R"
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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change. On April 1, 2020, Moody’s changed its outlook for the U.S. life insurance sector to negative from stable. In December 2019, Fitch revised its outlook on the life insurance sector to negative from stable.  Subsequently, in March of 2020, Fitch revised its rating outlook for the U.S. life insurance sector to negative from stable.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report on Form 10-K") filed with the Securities and Exchange Commission. In addition, please see "Management’s Narrative Analysis of the Results of Operations and Financial Condition" Part I, Item 2. of this Quarterly Report on Form 10-Q.

Item 6.    Exhibits

See Exhibit Index on the following page.

Voya Retirement Insurance and Annuity Company ("VRIAC")

Exhibit Index
Exhibit Number	Description of Exhibit
31.1+	Certificate of Michael Katz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Michael Katz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2021			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael Katz
Michael Katz

Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

