Form 10-Q
period 2021-06-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2021-08-13
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
As of August 9, 2021, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended June 30, 2021

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice, (xi) changes in the policies of governments and/or regulatory authorities, and (xii) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the Individual Life business that closed on January 4, 2021, including the transition services on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 033-23376) (the "Annual Report on Form 10-K").

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
Condensed Consolidated Balance Sheets
June 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,928 as of 2021 and $24,667 as of 2020; allowance for credit losses of $12 as of 2021 and $14 as of 2020)	$24,333	$28,043
Fixed maturities, at fair value using the fair value option	1,377	1,730
Fixed maturities, trading, at fair value	33	—
Equity securities, at fair value (cost of $238 as of 2021 and $116 as of 2020)	238	116
Short-term investments	16	17
Mortgage loans on real estate	4,175	4,694
Less: Allowance for credit losses	27	67
Mortgage loans on real estate, net	4,148	4,627
Policy loans	179	187
Limited partnerships/corporations	853	815
Derivatives	129	145
Securities pledged (amortized cost of $658 as of 2021 and $169 as of 2020)	744	220
Other investments	129	43
Total investments	32,179	35,943
Cash and cash equivalents	306	360
Short-term investments under securities loan agreements, including collateral delivered	766	249
Accrued investment income	289	304
Premiums receivable and reinsurance recoverable	3,727	1,219
Less: Allowance for credit losses	—	—
Premiums receivable and reinsurance recoverable, net	3,727	1,219
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	320	173
Short-term loan to affiliate	—	653
Current income tax recoverable	—	5
Due from affiliates	130	118
Property and equipment	68	63
Other assets	1,700	242
Assets held in separate accounts	93,682	87,319
Total assets	$133,167	$126,648

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$32,708	$33,127
Payable for securities purchased	59	26
Payables under securities loan agreements, including collateral held	707	208
Due to affiliates	103	125
Derivatives	203	216
Current income tax payable to Parent	41	—
Deferred income taxes	268	439
Other liabilities	411	291
Liabilities related to separate accounts	93,682	87,319
Total liabilities	128,182	121,751

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2021 and 2020, respectively; $50 par value per share)	3	3
Additional paid-in capital	3,191	2,873
Accumulated other comprehensive income (loss)	1,635	1,882
Retained earnings (deficit)	156	139
Total shareholder's equity	4,985	4,897
Total liabilities and shareholder's equity	$133,167	$126,648

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net investment income	$482	$385	$971	$824
Fee income	271	202	530	424
Premiums	6	7	(2,441)	12
Broker-dealer commission revenue	—	—	1	1
Net realized capital gains (losses):
Total impairments	—	(24)	—	(31)
Other net realized capital gains (losses)	(35)	(5)	405	(90)
Total net realized capital gains (losses)	(35)	(29)	405	(121)
Other revenue	10	—	17	(1)
Total revenues	734	565	(517)	1,139
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	176	213	(1,880)	422
Operating expenses	307	243	592	541
Broker-dealer commission expense	—	—	1	1
Net amortization of Deferred policy acquisition costs and Value of business acquired	29	6	78	43
Total benefits and expenses	512	462	(1,209)	1,007
Income (loss) before income taxes	222	103	692	132
Income tax expense (benefit)	36	10	123	5
Net income (loss)	$186	$93	$569	$127

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$186	$93	$569	$127
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	444	1,269	(314)	309
Impairments	2	—	2	—
Pension and other postretirement benefits liability	(1)	(1)	(1)	(1)
Other comprehensive income (loss), before tax	445	1,268	(313)	308
Income tax expense (benefit) related to items of other comprehensive income (loss)	93	266	(66)	65
Other comprehensive income (loss), after tax	352	1,002	(247)	243
Comprehensive income (loss)	$538	$1,095	$322	$370

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of April 1, 2021	$3	$3,196	$1,283	$444	4,926
Comprehensive income (loss):
Net income (loss)	—	—	—	186	186
Other comprehensive income (loss), after tax	—	—	352	—	352
Total comprehensive income (loss)					538
Dividends paid and distributions of capital	—	(5)	—	(474)	(479)
Balance as of June 30, 2021	$3	$3,191	$1,635	$156	4,985

Balance as of April 1, 2020	$3	$2,873	$533	$301	3,710
Adjustment for adoption of ASU 2016-13	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	93	93
Other comprehensive income (loss), after tax	—	—	1,002	—	1,002
Total comprehensive income (loss)					1,095
Dividends paid and distributions of capital	—	—	—	(294)	(294)
Balance as of June 30, 2020	$3	$2,873	$1,535	$100	4,511

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2021	$3	$2,873	$1,882	$139	4,897
Comprehensive income (loss):
Net income (loss)	—	—	—	569	569
Other comprehensive income (loss), after tax	—	—	(247)	—	(247)
Total comprehensive income (loss)					322
Dividends paid and distributions of capital	—	(5)	—	(552)	(557)
Contribution of capital	—	323	—	—	323
Balance as of June 30, 2021	$3	$3,191	$1,635	$156	$4,985

Balance as of January 1, 2020	$3	$2,873	$1,292	$275	4,443
Adjustment for adoption of ASU 2016-13	—	—	—	(8)	(8)
Comprehensive income (loss):
Net income (loss)	—	—	—	127	127
Other comprehensive income (loss), after tax	—	—	243	—	243
Total comprehensive income (loss)					370
Dividends paid and distributions of capital	—	—	—	(294)	(294)
Balance as of June 30, 2020	$3	$2,873	$1,535	$100	$4,511

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$477	$528
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,411	1,691
Fixed maturities, trading	—	—
Equity securities	58	1
Mortgage loans on real estate	261	202
Limited partnerships/corporations	255	30
Acquisition of:
Fixed maturities	(2,669)	(2,241)
Fixed maturities, trading	(33)	—
Equity securities	(173)	(30)
Mortgage loans on real estate	(287)	(269)
Limited partnerships/corporations	(133)	(89)
Derivatives, net	(31)	118
Policy loans, net	8	10
Short-term loan to affiliate, net	653	(185)
Collateral received (delivered), net	(18)	(10)
Receipts on deposit asset contracts	26	—
Other, net	4	1
Net cash provided by (used in) investing activities	332	(771)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,083	2,591
Maturities and withdrawals from investment contracts	(2,477)	(2,255)
Settlements on deposit liability contracts	—	(1)
Proceeds from loans with affiliates, net	63	54
Dividends paid and distributions of capital	(552)	(294)
Capital contribution from parent	20	—
Net cash (used in) provided by financing activities	(863)	95
Net decrease in cash and cash equivalents	(54)	(148)
Cash and cash equivalents, beginning of period	360	512
Cash and cash equivalents, end of period	$306	$364

Supplemental Cash flow information:
Noncash capital contribution from parent	$298	$—

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

VRIAC is a direct, wholly owned subsidiary of Voya Holdings Inc. ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc. ("Voya Financial")

The Company derives its revenue mainly from (a) investment income earned on investments, (b) Fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (c) Premiums, (d) realized capital gains (losses) on investments and changes in fair value of embedded derivatives on product guarantees, and (e) Other revenue which includes certain other fees. The Company's benefits and expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) Operating expenses, which include expenses related to the selling and servicing of the various products offered by us and other general business expenses, and (c) amortization of DAC and VOBA. In addition, the Company collects broker-dealer commission revenues through Voya Financial Partners, LLC ("VFP"), which are, in turn, paid to broker-dealers and expensed.

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations, state and local governments, small to mid-sized corporations and individuals. The Company also provides stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to the Company. The Company discontinued sales of these solutions in late 2016 to better align business activities to the Company's priorities. This business was transferred as part of the Individual Life Transaction described below. The Company's products are generally distributed through independent brokers and advisors, third-party administrators and consultants.

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

The Company has one operating segment.

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC for no cash consideration. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability. In addition to these non-insurance subsidiaries, VRIAC also has the wholly-owned non-insurance subsidiary, VFP.

On January 4, 2021, VRIAC's ultimate parent, Voya Financial, completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

stock of SLD and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI.

Concurrently with the sale, SLD entered into reinsurance agreements with ReliaStar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC reinsured to SLD a 100% quota share, and RLNY reinsured to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") resulted in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products were ceded to SLD and related assets transferred. The reinsurance obligation with counterparty SLD are secured by collateralized assets held in a trust. RLI, RLNY, and VRIAC continue to be subsidiaries of the Company. The reinsurance transaction does not extinguish the Company’s primary liability to its policyholders. As a result of the reinsurance transactions on January 4, 2021, the Company reinsured $3.5 billion of policyholder liabilities under indemnity coinsurance and modified coinsurance arrangements. As of January 4, 2021, reinsurance recoverable associated with these transactions was $2.5 billion. The Company ceded $2.4 billion in premiums and $2.5 billion in policyholder benefits. The Company transferred assets with a fair market value of $3.7 billion as consideration for the reinsurance arrangements. As a result of the transfer of invested assets the Company recognized $0.5 billion in pre-tax realized gains. The Company also recognized a non-cash liability of $73 relating to the pretax net cost of reinsurance liability and $1.5 billion deposit asset, respectively, on January 4, 2021 as a result of entering into the reinsurance agreements. The aggregate deferred intangibles will be amortized as a charge to earnings over the life of the underlying policies.The deposit relates to liabilities related to Contract owner account balances that currently exist for the related underlying policies.

Effective as of March 1, 2021, VRIAC acquired 49.9% of the issued and outstanding common stock of Voya Special Investments, Inc. from Voya Financial. The investment has been accounted for as an equity method investment and recognized within Other investments in Consolidated Balance Sheets. Also, effective as of March 1, 2021, the Company acquired $80 of Security Life of Denver Company ("SLD") issued surplus notes and $73 of Resolution (Life U.S. Intermediate Holdings Ltd.) issued preferred shares from affiliated entities, which were received in connection with the Individual Life Transaction.

On June 9, 2021, Voya Financial completed the sale of the independent financial planning channel of Voya Financial Advisors ("VFA") to Cetera Financial Group, Inc. (“Cetera”), one of the nation’s largest networks of independently managed broker-dealers. VFA is one of the channels through which VRIAC distributes its products. In connection with this transaction, VFA transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our business.

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

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, VFP, VIPS and VRA. Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2021, its results of operations, comprehensive income and changes in shareholder's equity for the three and six months ended June 30, 2021 and 2020, and its statements of

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

cash flows for the six months ended June 30, 2021 and 2020, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

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

Significant Accounting Policies

Investments

Fixed Maturities and Equity Securities: In the second quarter of 2021, the Company established a trading portfolio of fixed maturity debt securities. Trading securities are valued at fair value with the changes in fair value recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations, and interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2021:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$536	$139	$—	$—	$675	$—
U.S. Government agencies and authorities	21	1	—	—	22	—
State, municipalities and political subdivisions	646	91	—	—	737	—
U.S. corporate public securities	7,140	1,117	26	—	8,231	—
U.S. corporate private securities	3,478	380	18	—	3,840	—
Foreign corporate public securities and foreign governments(1)	2,297	296	9	—	2,584	—
Foreign corporate private securities(1)	2,581	252	22	—	2,800	11
Residential mortgage-backed securities	3,366	128	14	9	3,488	1
Commercial mortgage-backed securities	2,514	169	10	—	2,673	—
Other asset-backed securities	1,384	23	3	—	1,404	—
Total fixed maturities, including securities pledged	23,963	2,596	102	9	26,454	12
Less: Securities pledged	658	86	—	—	744	—
Total fixed maturities	$23,305	$2,510	$102	$9	$25,710	$12
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2021, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$316	$320
After one year through five years	3,131	3,354
After five years through ten years	4,480	4,966
After ten years	8,772	10,249
Mortgage-backed securities	5,880	6,161
Other asset-backed securities	1,384	1,404
Fixed maturities, including securities pledged	$23,963	$26,454

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2021 and December 31, 2020, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholder's Equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2021
Communications	$859	$167	$1	$1,025
Financial	2,509	316	10	2,815
Industrial and other companies	6,907	836	22	7,721
Energy	1,385	242	15	1,612
Utilities	2,672	365	5	3,032
Transportation	873	85	20	938
Total	$15,205	$2,011	$73	$17,143

December 31, 2020
Communications	$950	$231	$1	$1,180
Financial	2,921	472	2	3,391
Industrial and other companies	7,284	1,155	13	8,426
Energy	1,571	259	22	1,808
Utilities	3,025	530	1	3,554
Transportation	929	128	20	1,037
Total	$16,680	$2,775	$59	$19,396

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2021 and December 31, 2020, approximately 45.8% and 48.2%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

As of June 30, 2021 and December 31, 2020, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2021 and December 31, 2020, the fair value of loaned securities was $599 and $143, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2021 and December 31, 2020, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $591 and $74, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, liabilities to return collateral of $591 and $74, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2021 and December 31, 2020, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $26 and $70, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	June 30, 2021	December 31, 2020
U.S. Treasuries	$49	$70
U.S. corporate public securities	320	54
Foreign corporate public securities and foreign governments	188	20
Equity securities	60	—
Payables under securities loan agreements	$617	$144

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

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Six Months Ended June 30, 2021
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2021	$1	$—	$11	$2	$14
Credit losses on securities for which credit losses were not previously recorded	1	—	—	—	1
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	—	(2)	(3)
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance at June 30, 2021	$1	$—	$11	$—	$12

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

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of June 30, 2021:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$13	$—	4	$—	$—	—	$13	$—	4
State, municipalities and political subdivisions	10	—	3	—	—	—	10	—	3
U.S. corporate public securities	856	25	332	18	1	3	874	26	335
U.S. corporate private securities	92	3	16	73	15	6	165	18	22
Foreign corporate public securities and foreign governments	224	8	63	8	1	4	232	9	67
Foreign corporate private securities	122	22	11	22	—	3	144	22	14
Residential mortgage-backed	271	7	152	224	7	75	495	14	227
Commercial mortgage-backed	138	2	34	179	8	31	317	10	65
Other asset-backed	197	1	57	97	2	52	294	3	109
Total	$1,923	$68	672	$621	$34	174	$2,544	$102	846

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

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of June 30, 2021. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $5 from $107 to $102 for the six months ended June 30, 2021. The change in gross unrealized capital losses was primarily due to non-credit related market factors. As of June 30, 2021, $6 of the total $102 of gross unrealized losses were from 6 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2021			2020
	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities, and political subdivisions	$—		—	$—	*	5
U.S. corporate public securities	—		—	5		36
U.S. corporate private securities	—		—	—	*	1
Foreign corporate public securities and foreign governments(1)	—		—	1		20
Foreign corporate private securities(1)	—		—	—	*	7
Residential mortgage-backed	—	*	4	1		27
Commercial mortgage-backed	—		—	16		94
Other asset-backed	—		—	1		60
Total	$—	*	4	$24		250
Credit Impairments	$—			$—
Intent Impairments	$—			$24
(1) Primarily U.S. dollar denominated.
*Less than $1.
	Six Months Ended June 30,
	2021			2020
	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities, and political subdivisions	$—		—	$—	*	5
U.S. corporate public securities	—		—	11		38
U.S. corporate private securities	—		—	—	*	1
Foreign corporate public securities and foreign governments(1)	—		—	1		20
Foreign corporate private securities(1)	—		—	—	*	7
Residential mortgage-backed	—	*	9	2		32
Commercial mortgage-backed	—	*	1	16		95
Other asset-backed	—		—	1		60
Total	$—	*	10	$31		258
Credit Impairments	$—			$—
Intent Impairments	$—			$31
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three and six months ended June 30, 2021 and June 30, 2020, the Company did not have any new commercial mortgage loan troubled debt restructuring or new private placement troubled debt restructuring.

For the three and six months ended June 30, 2021 and June 30, 2020, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated:

	As of June 30, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$45	$157	$75	$—	$—	$277
2020	141	196	64	—	—	401
2019	176	169	70	—	—	415
2018	118	62	48	—	—	228
2017	550	223	4	—	—	777
2016	323	237	1	—	—	561
2015 and prior	1,239	262	15	—	—	1,516
Total	$2,592	$1,306	$277	$—	$—	$4,175

	As of December 31, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$164	$206	$39	$—	$—	$409
2019	209	165	107	—	—	481
2018	124	91	73	—	—	288
2017	499	356	6	—	—	861
2016	399	275	1	—	—	675
2015 and prior	1,574	391	15	—	—	1,980
Total	$2,969	$1,484	$241	$—	$—	$4,694

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated:

	As of June 30, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2021	$271	$6	—	$—	$—	$277
2020	337	54	10	—	—	401
2019	275	63	33	44	—	415
2018	78	58	29	63	—	228
2017	431	80	40	226	—	777
2016	458	40	19	44	—	561
2015 and prior	1,283	140	60	33	—	1,516
Total	$3,133	$441	$191	$410	$—	$4,175

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$298	$93	$18	$—	$—	$409
2019	319	77	36	49	—	481
2018	102	79	60	47	—	288
2017	494	204	103	60	—	861
2016	591	53	31	—	—	675
2015 and prior	1,676	178	72	54	—	1,980
Total	$3,480	$684	$320	$210	$—	$4,694

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated:

	As of June 30, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$50	$22	$22	$36	$64	$50	$—	$12	$21	$277
2020	75	159	35	37	33	29	1	11	21	401
2019	50	107	10	124	35	37	15	11	26	415
2018	44	87	54	15	13	10	—	5	—	228
2017	89	84	325	130	53	55	5	36	—	777
2016	109	121	166	29	45	63	7	15	6	561
2015 and prior	388	351	255	94	139	128	45	91	25	1,516
Total	$805	$931	$867	$465	$382	$372	$73	$181	$99	$4,175

	As of December 31, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$84	$159	$35	$37	$32	$29	$1	$12	$20	$409
2019	63	122	11	137	54	39	17	11	27	481
2018	49	98	57	34	26	11	—	13	—	288
2017	99	98	352	136	74	60	5	37	—	861
2016	156	127	180	32	72	72	9	21	6	675
2015 and prior	526	423	326	141	198	180	49	108	29	1,980
Total	$977	$1,027	$961	$517	$456	$391	$81	$202	$82	$4,694

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated:

	As of June 30, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$5	$29	$169	$74	$—	$—	$—	$277
2020	51	73	141	136	—	—	—	401
2019	30	67	231	67	20	—	—	415
2018	42	74	77	15	3	17	—	228
2017	91	375	185	123	3	—	—	777
2016	104	217	95	129	8	5	3	561
2015 and prior	577	201	286	205	64	145	38	1,516
Total	$900	$1,036	$1,184	$749	$98	$167	$41	$4,175

	As of December 31, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$51	$73	$141	$144	$—	$—	$—	$409
2019	32	73	283	71	22	—	—	481
2018	49	78	124	17	3	17	—	288
2017	102	415	204	136	4	—	—	861
2016	129	244	138	144	9	7	4	675
2015 and prior	792	305	338	261	79	166	39	1,980
Total	$1,155	$1,188	$1,228	$773	$117	$190	$43	$4,694

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2021	December 31, 2020
Allowance for credit losses, beginning of the period	$67	$12	(1)
Credit losses on mortgage loans for which credit losses were not previously recorded	1	5
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	(7)	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	(34)	52
Provision for expected credit losses	27	69
Write-offs	—	(2)
Recoveries of amounts previously written off	—	—
Allowance for credit losses, end of period	$27	$67
(1) On January 1, 2020, as a result of implementing ASU 2016-13 Measurement of Credit Losses of Financial Instruments, the Company recorded a transition adjustment for Allowance for credit losses on mortgage loans on real estate of $12.

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

The following table presents past due commercial mortgage loans as of the dates indicated:

	June 30, 2021	December 31, 2020
Delinquency:
Current	$4,175	$4,691
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	3
Total	$4,175	$4,694

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of June 30, 2021, the Company had no commercial mortgage loan in non-accrual status. As of December 31, 2020, the Company had one commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the six months ended June 30, 2021 and year ended December 31, 2020.

As of June 30, 2021 and December 31, 2020, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of June 30, 2021.

Fixed Maturities, Trading

The Company invests in corporate private debt securities which are recognized at fair value within the Condensed Consolidated Balance Sheets with changes in value recognized in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months and six months ended June 30, 2021 and 2020, there were no gains (losses) and no interest income.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed maturities	$361	$398	$737	$771
Equity securities	4	2	7	4
Mortgage loans on real estate	46	50	90	100
Policy loans	3	4	4	6
Short-term investments and cash equivalents	1	—	2	1
Other	84	(51)	166	(21)
Gross investment income	499	403	1,006	861
Less: Investment expenses	17	18	35	37
Net investment income	$482	$385	$971	$824

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of June 30, 2021 and December 31, 2020, the Company had $1 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults. Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Net realized capital gains (losses) also include changes in fair value of trading debt securities and changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed maturities, available-for-sale, including securities pledged	$11	$(3)	$520	$(21)
Fixed maturities, at fair value option	(145)	(39)	(287)	16
Equity securities, at fair value	4	6	7	1
Derivatives	(8)	6	(48)	52
Embedded derivatives - fixed maturities	—	—	(2)	4
Guaranteed benefit derivatives	(12)	39	37	(130)
Mortgage Loans	21	—	84	—
Other investments	94	(38)	94	(43)
Net realized capital gains (losses)	$(35)	$(29)	$405	$(121)

On June 1, 2021, the Company fully disposed of a 9.99% equity interest in VA Capital which was originally acquired as part of a Master Transaction Agreement dated December 20, 2017, related to the sale of substantially all of our Closed Block Variable Annuity (CBVA) and Annuity business. The disposition resulted in a net realized gain of $95 reported as Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations

Proceeds from the sale of fixed maturities, available-for-sale and trading, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds on sales	$420	$583	$3,862	$860
Gross gains	9	56	501	61
Gross losses	1	39	2	52

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2021			December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$—	$—
Foreign exchange contracts	566	4	27	628	3	36
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	14,586	123	174	14,155	137	171
Foreign exchange contracts	54	1	1	83	—	3
Equity contracts	—	—	—	55	5	5
Credit contracts	112	1	1	188	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	9	—	N/A	11	—
Within products	N/A	—	24	N/A	—	59
Managed custody guarantees	N/A	—	1	N/A	—	4
Total		$138	$228		$156	$279
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2021 and December 31, 2020. The Company

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	June 30, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$112	$1	$1
Equity contracts	—	—	—
Foreign exchange contracts	620	5	28
Interest rate contracts	12,487	123	174
		129	203
Counterparty netting(1)		(122)	(122)
Cash collateral netting(1)		(2)	(62)
Securities collateral netting(1)		—	(18)
Net receivables/payables		$5	$1
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2021, the Company held $5 and pledged $61 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2020, the Company held $5 and delivered $43 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2021, the Company delivered $145 of securities and held no securities as collateral. As of December 31, 2020, the Company delivered $77 of securities and held no securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended June 30,
	2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net realized capital gains/(losses)	Net investment income	Net investment income and Other net realized capital gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$5	$1	$(16)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	$2	$—	$2

	Six Months Ended June 30,
	2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net realized capital gains/(losses)	Net investment income	Net investment income and Other net realized capital gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$10	$2	$61
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	(1)	—	5

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended June 30,
	2021		2020
	Net investment income	Other net realized capital gains/(losses)	Net investment income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$482	$(35)	$385	$(5)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	2	—

	Six Months Ended June 30,
	2021		2020
	Net investment income	Other net realized capital gains/(losses)	Net investment income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$971	$405	$824	$(90)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	4	(5)	5	—

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30,
		2021	2020
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(9)	$3
Foreign exchange contracts	Other net realized capital gains (losses)	(1)	—
Equity contracts	Other net realized capital gains (losses)	—	1
Credit contracts	Other net realized capital gains (losses)	1	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	—	—
Within products	Other net realized capital gains (losses)	(12)	30
Within reinsurance agreements	Policyholder benefits	—	—
Managed custody guarantees	Other net realized capital gains (losses)	—	9
Total		$(21)	$45

	Location of Gain or (Loss) Recognized in Income on Derivative	Six Months Ended June 30,
		2021	2020
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(44)	$45
Foreign exchange contracts	Other net realized capital gains (losses)	(1)	4
Equity contracts	Other net realized capital gains (losses)	—	—
Credit contracts	Other net realized capital gains (losses)	1	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	(2)	4
Within products	Other net realized capital gains (losses)	33	(113)
Within reinsurance agreements	Policyholder benefits	—	23
Managed custody guarantees	Other net realized capital gains (losses)	4	(17)
Total		$(9)	$(51)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$508	$167	$—	$675
U.S. Government agencies and authorities	—	22	—	22
State, municipalities and political subdivisions	—	737	—	737
U.S. corporate public securities	—	8,213	18	8,231
U.S. corporate private securities	—	2,427	1,413	3,840
Foreign corporate public securities and foreign governments(1)	—	2,577	7	2,584
Foreign corporate private securities (1)	—	2,536	264	2,800
Residential mortgage-backed securities	—	3,457	31	3,488
Commercial mortgage-backed securities	—	2,673	—	2,673
Other asset-backed securities	—	1,352	52	1,404
Total fixed maturities, including securities pledged	508	24,161	1,785	26,454
Fixed maturities, trading	—	—	33	33
Equity securities	93	—	145	238
Derivatives:
Interest rate contracts	5	118	—	123
Foreign exchange contracts	—	5	—	5
Credit contracts	—	1	—	1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,072	16	—	1,088
Assets held in separate accounts	87,853	5,536	293	93,682
Total assets	$89,531	$29,837	$2,256	$121,624
Percentage of Level to Total	73%	25%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$10	$10
Stabilizer and MCGs	—	—	15	15
Other derivatives:
Interest rate contracts	—	174	—	174
Foreign exchange contracts	—	28	—	28
Equity contracts	—	—	—	—
Credit contracts	—	1	—	1
Total liabilities	$—	$203	$25	$228
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2021
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$46	$—	$1	$—	$—	$—	$(1)	$—	$(28)	$18	$—	$1
U.S. Corporate private securities	1,200	—	37	18	—	—	(62)	262	(42)	1,413	—	39
Foreign corporate public securities and foreign governments(1)	5	—	—	7	—	—	—	—	(5)	7	—	—
Foreign corporate private securities(1)	274	1	7	1	—	(17)	(2)	—	—	264	1	7
Residential mortgage-backed securities	33	(3)	—	5	—	—	—	3	(7)	31	(3)	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	47	—	—	10	—	—	(5)	—	—	52	—	—
Total fixed maturities, including securities pledged	1,605	(2)	45	41	—	(17)	(70)	265	(82)	1,785	(2)	47
Fixed maturities, trading, at fair value	—	—	—	33	—	—	—	—	—	33	—	—
Equity securities, at fair value	148	2	—	—	—	(5)	—	—	—	145	1	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(3)	(12)	—	—	—	—	—	—	—	(15)	—	—
FIA(2)	(10)	—	—	—	—	—	—	—	—	(10)	—	—
Assets held in separate accounts(4)	237	2	—	71	—	—	—	—	(17)	293	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2021
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$57	$—	$1	$—	$—	$(9)	$(1)	$—	$(30)	$18	$—	$1
U.S. Corporate private securities	1,286	13	(32)	33	—	(88)	(88)	348	(59)	1,413	—	(21)
Foreign corporate public securities and foreign governments(1)	—	—	—	7	—	—	—	—	—	7	—	—
Foreign corporate private securities(1)	295	3	1	1	—	(22)	(14)	—	—	264	2	(1)
Residential mortgage-backed securities	33	(5)	—	8	—	(7)	—	2	—	31	(5)	—
Commercial mortgage-backed securities	—	—	—	—	—	(1)	(3)	4	—	—	—	—
Other asset-backed securities	37	—	(1)	15	—	—	(17)	18	—	52	—	(1)
Total fixed maturities, including securities pledged	1,708	11	(31)	64	—	(127)	(123)	372	(89)	1,785	(3)	(22)
Fixed maturities, trading, at fair value	—	—	—	33	—	—	—	—	—	33	—	—
Equity securities, at fair value	99	8	—	75	—	(30)	(7)	—	—	145	(1)	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(53)	37	—	—	—	—	1	—	—	(15)	—	—
FIA(2)	(10)	—	—	—	—	—	—	—	—	(10)	—	—
Assets held in separate accounts(4)	222	3	—	104	—	(1)	—	—	(35)	293	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2020
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$44	$—	$—	$—	$—	$—	$—	$17	$—	$61	$—	$—
U.S. Corporate private securities	891	—	57	20	—	(9)	(32)	67	(29)	965	—	57
Foreign corporate public securities and foreign governments(1)	3	—	—	—	—	—	—	—	(3)	—	—	—
Foreign corporate private securities(1)	159	—	17	—	—	—	(2)	5	—	179	—	17
Residential mortgage-backed securities	15	(1)	1	23	—	—	—	—	(8)	30	(1)	—
Other asset-backed securities	55	—	1	(4)	—	—	(1)	—	—	51	—	1
Total fixed maturities, including securities pledged	1,167	(1)	76	39	—	(9)	(35)	89	(40)	1,286	(1)	75
Equity securities, at fair value	58	7	—	30	—	—	(1)	—	—	94	6	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(193)	40	—	—	(1)	—	—	—	—	(154)	—	—
FIA(2)	(9)	(1)	—	—	(1)	—	1	—	—	(10)	—	—
Assets held in separate accounts(5)	141	2	—	33	—	—	—	3	(5)	174	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$—	$(1)	$—	$—	$—	$(2)	$17	$—	$61	$—	$(1)
U.S. Corporate private securities	1,002	1	7	46	—	(10)	(76)	64	(69)	965	—	7
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	190	(1)	(10)	2	—	(4)	(1)	3	—	179	—	(10)
Residential mortgage-backed securities	16	(1)	—	22	—	—	—	—	(7)	30	(1)	—
Other asset-backed securities	48	—	—	4	—	—	(1)	—	—	51	—	—
Total fixed maturities, including securities pledged	1,303	(1)	(4)	74	—	(14)	(80)	84	(76)	1,286	(1)	(4)
Equity securities, at fair value	63	2	—	30	—	—	(1)	—	—	94	2	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(22)	(131)	—	—	(1)	—	—	—	—	(154)	—	—
FIA(2)	(11)	1	—	—	(1)	—	1	—	—	(10)	—	—
Assets held in separate accounts(4)	115	—	—	80	—	(1)	—	3	(23)	174	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2021 and 2020, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$26,487	$26,487	$29,993	$29,993
Equity securities	238	238	116	116
Mortgage loans on real estate	4,175	4,472	4,694	5,013
Policy loans	179	179	187	187
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,088	1,088	626	626
Deposit assets(2)	1,438	1,501	—	—
Derivatives	129	129	145	145
Short-term loan to affiliate	—	—	653	653
Other investments	129	129	43	43
Assets held in separate accounts	93,682	93,682	87,319	87,319
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	27,999	35,513	28,169	36,741
Funding agreements with fixed maturities	875	876	795	796
Supplementary contracts, immediate annuities and other	277	290	288	345
Derivatives:
Guaranteed benefit derivatives:
FIA	10	10	10	10
Stabilizer and MCGs	15	15	53	53
Other derivatives	203	203	216	216
Short-term debt(3)	70	70	8	8
Long-term debt(3)	3	3	3	3
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2021
	DAC	VOBA		Total
Balance as of January 1, 2021	$122	$40		$162
Impact of ASU 2016-13	—	—		—
Deferrals of commissions and expenses	26	2		28
Amortization: (2)
Amortization, excluding unlocking	(57)	(63)		(120)
Unlocking (1)	3	10		13
Interest accrued	17	12	(3)	29
Net amortization included in the Condensed Consolidated Statements of Operations	(37)	(41)		(78)
Change due to unrealized capital gains/losses on available-for-sale securities	101	94		195
Balance as of June 30, 2021	$212	$95		$307

	2020
	DAC	VOBA		Total
Balance as of January 1, 2020	$288	$305		$593
Impact of ASU 2016-13	2	—		2
Deferrals of commissions and expenses	28	2		30
Amortization:
Amortization, excluding unlocking	(45)	(40)		(85)
Unlocking (1)	6	—		6
Interest accrued	18	18	(3)	36
Net amortization included in the Condensed Consolidated Statements of Operations	(21)	(22)		(43)
Change due to unrealized capital gains/losses on available-for-sale securities	(86)	(101)		(187)
Balance as of June 30, 2020	$211	$184		$395
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) During the six months ended June 30, 2021 the Company recognized $2 of loss recognition related to DAC. There was no loss recognition during the three months ended June 30, 2021.
(3) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2021 and 2020.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income (AOCI) as of the dates indicated:

	June 30,
	2021	2020
Fixed maturities, net of impairments	$2,494	$2,625
Derivatives(1)	66	169
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(657)	(739)
Premium deficiency reserve adjustment	—	(278)
Other	1	—
Unrealized capital gains (losses), before tax	1,904	1,777
Deferred income tax asset (liability)	(271)	(245)
Unrealized capital gains (losses), after tax	1,633	1,532
Pension and other postretirement benefits liability, net of tax	2	3
AOCI	$1,635	$1,535
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2021, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $20.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	607		$(128)	$479
Other	(1)		—	(1)
Impairments	2		—	2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(11)		3	(8)
DAC/VOBA and Sales inducements	(151)		32	(119)
Premium deficiency reserve adjustment	—		—	—
Change in unrealized gains (losses) on available-for-sale securities	446		(93)	353

Derivatives:
Derivatives	5	(1)	(1)	4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	—		—	—

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$445		$(93)	$352
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(421)		$89	$(332)
Other	(1)		—	(1)
Impairments	2		—	2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(517)		109	(408)
DAC/VOBA and Sales inducements	198	(1)	(42)	156
Premium deficiency reserve adjustment	434		(91)	343
Change in unrealized gains (losses) on available-for-sale securities	(305)		65	(240)

Derivatives:
Derivatives	4	(2)	(1)	3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(11)		2	(9)
Change in unrealized gains (losses) on derivatives	(7)		1	(6)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in accumulated other comprehensive income (loss)	$(313)		$66	$(247)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,001		$(419)	$1,582
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	1		—	1
DAC/VOBA and Sales inducements	(542)		113	(429)
Premium deficiency reserve adjustment	(170)		35	(135)
Change in unrealized gains (losses) on available-for-sale securities	1,290		(271)	1,019

Derivatives:
Derivatives	(16)	(1)	4	(12)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	(21)		5	(16)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Other comprehensive income (loss)	$1,268		$(266)	$1,002
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$497		$(104)	$393
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	16		(3)	13
DAC/VOBA and Sales inducements	(187)	(1)	39	(148)
Premium deficiency reserve adjustment	(69)		14	(55)
Change in unrealized gains (losses) on available-for-sale securities	257		(54)	203

Derivatives:
Derivatives	63	(2)	(13)	50
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(11)		2	(9)
Change in unrealized gains (losses) on derivatives	52		(11)	41

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	—
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in accumulated other comprehensive income (loss)	$308		$(65)	$243
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

7.    Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2021 was 16.2% and 17.8%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

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

Under this agreement, the Company incurred immaterial interest expense for the three and six months ended June 30, 2021. The Company earned $1 of interest income for the three and six months ended June 30, 2021. The Company incurred immaterial interest expense and earned immaterial interest income for the three and six months ended June 30, 2020. As of June 30, 2021, VRIAC had no outstanding receivables and VIPS had an outstanding payable of $70. As of December 31, 2020, VRIAC had an outstanding receivable of $653 and VIPS had a $7 outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of June 30, 2021, the Company had off-balance sheet commitments to acquire mortgage loans of $147 and purchase limited partnerships and private placement investments of $714.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	June 30, 2021	December 31, 2020
Fixed maturity collateral pledged to FHLB(1)	$1,105	$997
FHLB restricted stock(2)	45	44
Other fixed maturities-state deposits	14	14
Cash and cash equivalents	3	4
Securities pledged(3)	744	220
Total restricted assets	$1,911	$1,279
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $599 and $143 as of June 30, 2021 and December 31, 2020, respectively. In addition, as of June 30, 2021 and December 31, 2020, the Company delivered securities as collateral of $145 and $77, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston ("FHLB"). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2021 and December 31, 2020, the Company had $875 and $795, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, assets with a market value of approximately $1,105 and $997, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

10.    Related Party Transactions
Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three and six months ended June 30, 2021, revenues with affiliated entities related to these agreements were $25 and $48. For the three and six months ended June 30, 2020, revenues with affiliated entities related to these agreements were $19 and $42. For the three and six months ended June 30, 2021, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $166 and $330. For the three and six months ended June 30, 2020, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $139 and $293.

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

The following discussion and analysis presents a review of our results of operations for the three and six months ended June 30, 2021 and 2020 and financial condition as of June 30, 2021 and December 31, 2020. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K").

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

Furthermore, upon closing of the Individual Life Transaction on January 4, 2021, we have $63 million of pre-tax deferred intangibles associated with the divested businesses. The deferred intangibles will consist of deferred cost of reinsurance ("COR") established as a result of the Individual Life transaction. The aggregate deferred intangibles will be amortized as a charge to earnings over the life of the underlying policies. Additionally, for the portion of the reinsurance transactions that involve policies that do not meet risk transfer, a deposit asset was established in the amount of $1.5 billion on a pre-tax basis. This compares to liabilities related to Contract owner account balances that currently exist for the related underlying policies.

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

On June 9, 2021, Voya Financial completed the sale of the independent financial planning channel of Voya Financial Advisors ("VFA") to Cetera Financial Group, Inc, ("Cetera"), one of the nation’s largest networks of independently managed broker-dealers. VFA is one of the channels through which VRIAC distributes its products. In connection with this transaction, VFA transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 600 field and phone-based financial professionals who support our business.

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

During the first quarter of 2021 and as a result of the close of the Individual Life transaction, we reviewed our blocks of business to determine recoverability of DAC, VOBA and other intangibles. This review, referred to as loss recognition testing, has resulted in the write down of DAC/VOBA of $2 million and increase in reserves of $216 million in our divested businesses, The loss recognition was recorded in the Consolidated Statements of Operations for the six months ended June 30, 2021.

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

COVID-19 and its Effect on the Global Economy

COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. Even though the pace of vaccinations are increasing in many countries, including the United States, the disease continues to spread throughout the world. The persistence of new infections, including the introduction of new variants, has slowed the re-opening of the U.S. economy and, even in regions where restrictions have largely been lifted, economic activity has been slow to recover. Longer-term, the economic outlook is uncertain, but may depend in significant part on progress with respect to effective therapies to treat COVID-19 or the approval of additional vaccines and the pace at which they are administered globally.

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

Effect on VRIAC - Results of Operations

Predicting with accuracy the consequences of COVID-19 on our results of operations is impossible. To date, the most significant effects of adverse economic conditions have been on our fee-based income, with net investment income experiencing milder effects. Underwriting income, principally affected by increases to mortality and morbidity due to the disease, has also been negatively affected.

We have experienced pressure on earnings, driven by equity market volatility as well as lower interest rates, with effects weighted more heavily towards our full-service corporate markets business and less on our recordkeeping business. Although the impact of COVID-19 is likely to be primarily on fee-based income, we estimate that lower interest rates will continue to contribute to a lower spread-based income. Longer-term effects will depend significantly on equity market performance and prevailing interest rate levels, as well as the magnitude and duration of elevated unemployment levels. We believe that expense reductions and other management actions would be available to offset a portion of any impact.

Results of Operations

($ in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Revenues:
Net investment income	$482	$385	$97	$971	$824	$147
Fee income	271	202	69	530	424	106
Premiums	6	7	(1)	(2,441)	12	(2,453)
Broker-dealer commission revenue	—	—	—	1	1	—
Total net realized capital gains (losses)	(35)	(29)	(6)	405	(121)	526
Other revenue	10	—	10	17	(1)	18
Total revenues	734	565	169	(517)	1,139	(1,656)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	176	213	(37)	(1,880)	422	(2,302)
Operating expenses	307	243	64	592	541	51
Broker-dealer commission expense	—	—	—	1	1	—
Net amortization of Deferred policy acquisition costs and Value of business acquired	29	6	23	78	43	35
Total benefits and expenses	512	462	50	(1,209)	1,007	(2,216)
Income (loss) before income taxes	222	103	119	692	132	560
Income tax expense (benefit)	36	10	26	123	5	118
Net income (loss)	$186	$93	$93	$569	$127	$442

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

Revenues

Net investment income increased by $97 million from $385 million to $482 million primarily due to:

•increased limited partnership income driven by recoveries from the negative market environment experienced in the current period compared to the prior period.

Fee income increased $69 million from $202 million to $271 million primarily due to:

•an increase in separate account and institutional/mutual fund assets under management driven by equity market performance.

Other revenue increased by $10 million from zero to $10 million primarily due to:

•TSA service fees with Resolution resulting from the Life Transaction.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased by $37 million from $213 million to $176 million primarily due to:

•the ceding annuity business to Resolution as part of the Life Transaction and a favorable change in the interest on general account reserves.

Operating expenses increased by $64 million from $243 million to $307 million primarily due to:

• an increase in growth-based expenses and higher bonuses due to stronger performance in the current period.

Net amortization of DAC and VOBA increased by $23 million from $6 million to $29 million primarily due to:

•the DAC/VOBA balance within the Annuities business being written down to zero as the block did not pass Loss Recognition Testing (LRT).

Income tax expense increased by $26 million from $10 million to $36 million primarily due to:

•an increase in income before income taxes.

The increase was partially offset by:

•an increase in the dividends received deduction.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

Revenues

Net investment income increased by $147 million from $824 million to $971 million primarily due to:

•increased limited partnership income driven by recoveries from the negative market environment experienced in the first half of the prior year.

Fee income increased by $106 million from $424 million to $530 million primarily due to:

•an increase in separate account and institutional/mutual fund assets under management driven by equity market performance.

Premiums decreased by $2,453 million from $12 million to an unfavorable $2,441 million primarily due to:

•the ceding of the Pension Risk Transfer (PRT) and annuity business to Resolution as part of the Life Transaction.

Total net realized capital gains (losses) changed by $526 million from a loss of $121 million to a gain of $405 million primarily due to:

•favorable changes in fixed maturities, including securities pledged due to reinsurance agreements resulting from the Resolution transaction, normal portfolio activity, and intent impairments;
•favorable changes in the fair value of embedded derivatives on product guarantees as a result of interest rate movements and the impact of non-performance risk in the current period compared to the prior period;
•favorable changes in commercial mortgage loans driven by the sale of loans from reinsurance portfolios to Resolution upon the close of the transaction and improvement in the commercial real estate markets; and
•favorable changes in other investments related to the sale of the Company's stake in VA Capital.

The increase was partially offset by:

•unfavorable changes in fixed maturities, using the fair value option due to interest rate movements and spread changes; and
•unfavorable changes in derivatives - VIM (including embedded derivatives) due to interest rate changes.

Other revenue increased by $18 million from an unfavorable $1 million to $17 million primarily due to:

•TSA service fees with Resolution resulting from the Life Transaction.

Benefits and Expense

Interest credited and other benefits to contract owners/policyholders decreased by $2,302 million from $422 million to $1,880 million primarily due to:

•the ceding of the Pension Risk Transfer (PRT) and annuity business to Resolution as part of the Life Transaction.

Net amortization of DAC and VOBA increased by $35 million from $43 million to $78 million primarily due to:

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

Income tax expense increased by $118 million from $5 million to $123 million primarily due to:

•an increase in income before income taxes.

The increase was partially offset by:

•an increase in the dividends received deduction.

Financial Condition
Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2021		December 31, 2020
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$24,333	75.6%	$28,043	77.9%
Fixed maturities, at fair value option	1,377	4.3%	1,730	4.8%
Fixed maturities, trading, at fair value	33	0.1%	—	—%
Equity securities, at fair value	238	0.7%	116	0.3%
Short-term investments(1)	16	—%	17	—%
Mortgage loans on real estate	4,148	12.9%	4,627	12.9%
Policy loans	179	0.6%	187	0.5%
Limited partnerships/corporations	853	2.7%	815	2.3%
Derivatives	129	0.4%	145	0.4%
Securities pledged	744	2.3%	220	0.7%
Other investments	129	0.4%	43	0.2%
Total investments	$32,179	100.0%	$35,943	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	June 30, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$536	2.2%	$675	2.6%
U.S. Government agencies and authorities	21	0.1%	22	0.1%
State, municipalities, and political subdivisions	646	2.7%	737	2.8%
U.S. corporate public securities	7,140	29.8%	8,231	31.0%
U.S. corporate private securities	3,478	14.5%	3,840	14.5%
Foreign corporate public securities and foreign governments(1)	2,297	9.6%	2,584	9.8%
Foreign corporate private securities(1)	2,581	10.8%	2,800	10.6%
Residential mortgage-backed securities	3,366	14.0%	3,488	13.2%
Commercial mortgage-backed securities	2,514	10.5%	2,673	10.1%
Other asset-backed securities	1,384	5.8%	1,404	5.3%
Total fixed maturities, including securities pledged	$23,963	100.0%	$26,454	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$535	2.0%	$721	2.4%
U.S. Government agencies and authorities	18	0.1%	19	0.1%
State, municipalities, and political subdivisions	698	2.6%	814	2.7%
U.S. corporate public securities	7,632	28.7%	9,156	30.6%
U.S. corporate private securities	3,870	14.6%	4,379	14.6%
Foreign corporate public securities and foreign governments(1)	2,539	9.6%	2,951	9.8%
Foreign corporate private securities(1)	2,991	11.3%	3,303	11.0%
Residential mortgage-backed securities	4,071	15.3%	4,237	14.1%
Commercial mortgage-backed securities	2,712	10.2%	2,893	9.6%
Other asset-backed securities	1,500	5.6%	1,520	5.1%
Total fixed maturities, including securities pledged	$26,566	100.0%	$29,993	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2021, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$675	$—	$—	$—	$—	$—	$675
U.S. Government agencies and authorities	22	—	—	—	—	—	22
State, municipalities and political subdivisions	680	56	1	—	—	—	737
U.S. corporate public securities	2,714	5,119	352	39	7	—	8,231
U.S. corporate private securities	1,197	2,230	334	77	2	—	3,840
Foreign corporate public securities and foreign governments(1)	820	1,624	131	8	1	—	2,584
Foreign corporate private securities(1)	197	2,294	149	139	—	21	2,800
Residential mortgage-backed securities	3,198	220	41	—	11	18	3,488
Commercial mortgage-backed securities	2,375	247	43	7	1	—	2,673
Other asset-backed securities	1,241	146	3	6	8	—	1,404
Total fixed maturities	$13,119	$11,936	$1,054	$276	$30	$39	$26,454
% of Fair Value	49.6%	45.1%	4.0%	1.0%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$721	$—	$—	$—	$—	$—	$721
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	750	63	1	—	—	—	814
U.S. corporate public securities	3,198	5,468	450	35	5	—	9,156
U.S. corporate private securities	1,528	2,472	285	85	9	—	4,379
Foreign corporate public securities and foreign governments(1)	1,108	1,704	128	11	—	—	2,951
Foreign corporate private securities(1)	276	2,763	94	170	—	—	3,303
Residential mortgage-backed securities	3,947	188	68	—	13	21	4,237
Commercial mortgage-backed securities	2,648	203	38	4	—	—	2,893
Other asset-backed securities	1,353	147	5	7	8	—	1,520
Total fixed maturities	$15,548	$13,008	$1,069	$312	$35	$21	$29,993
% of Fair Value	51.8%	43.4%	3.6%	1.0%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	June 30, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$675	$—	$—	$—	$—	$675
U.S. Government agencies and authorities	19	—	3	—	—	22
State, municipalities and political subdivisions	47	433	187	69	1	737
U.S. corporate public securities	50	493	2,467	4,853	368	8,231
U.S. corporate private securities	65	77	1,057	2,318	323	3,840
Foreign corporate public securities and foreign governments(1)	9	204	687	1,562	122	2,584
Foreign corporate private securities(1)	—	30	214	2,317	239	2,800
Residential mortgage-backed securities	2,342	191	84	296	575	3,488
Commercial mortgage-backed securities	1,139	291	521	640	82	2,673
Other asset-backed securities	243	324	661	141	35	1,404
Total fixed maturities	$4,589	$2,043	$5,881	$12,196	$1,745	$26,454
% of Fair Value	17.4%	7.7%	22.2%	46.1%	6.6%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$721	$—	$—	$—	$—	$721
U.S. Government agencies and authorities	19	—	—	—	—	19
State, municipalities and political subdivisions	56	489	201	67	1	814
U.S. corporate public securities	80	469	3,044	5,118	445	9,156
U.S. corporate private securities	65	105	1,384	2,478	347	4,379
Foreign corporate public securities and foreign governments(1)	8	283	914	1,586	160	2,951
Foreign corporate private securities(1)	—	30	276	2,760	237	3,303
Residential mortgage-backed securities	3,006	266	115	215	635	4,237
Commercial mortgage-backed securities	1,128	333	589	724	119	2,893
Other asset-backed securities	297	361	680	146	36	1,520
Total fixed maturities	$5,380	$2,336	$7,203	$13,094	$1,980	$29,993
% of Fair Value	17.9%	7.8%	24.0%	43.7%	6.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $5 million from $107 million to $102 million for the six months ended June 30, 2021. The modest decrease in unrealized losses was driven by tightening credit spreads.

As of June 30, 2021, we held one fixed maturity securities with unrealized capital loss in excess of $10 million. As of June 30, 2021, the unrealized capital loss on these fixed maturity securities equaled $11 million, or 11.2% of the total unrealized losses. As of December 31, 2020, we held three fixed maturity securities with unrealized capital loss in excess of $10 million. The unrealized capital losses on these fixed maturity equaled $34 million or 31.5% of the total unrealized losses.

As of June 30, 2021, we had $1.6 billion of energy sector fixed maturity securities, constituting 6.1% of the total fixed maturities portfolio, with gross unrealized capital losses of $15 million, including no energy sector fixed maturity security with unrealized capital loss in excess of $10 million. As of June 30, 2021, our fixed maturity exposure to the energy sector is comprised of 81.8% investment grade securities.

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

Residential Mortgage-Backed Securities

The following tables present our residential mortgage-backed securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,803	$79	$4	$4	$1,882
Prime Non-Agency	1,519	43	10	1	1,553
Alt-A	33	5	1	4	41
Sub-Prime(1)	27	3	—	—	30
Total RMBS	$3,382	$130	$15	$9	$3,506
(1) Includes subprime other asset backed securities.
	December 31, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,286	$110	$2	$6	$2,400
Prime Non-Agency	1,732	55	12	1	1,776
Alt-A	39	5	1	4	47
Sub-Prime(1)	28	4	—	—	32
Total RMBS	$4,085	$174	$15	$11	$4,255
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$448	$508	$42	$43	$99	$104	$64	$65	$33	$32	$686	$752
2015	133	149	77	83	34	35	53	54	15	15	311	336
2016	23	25	17	18	22	24	26	27	—	—	88	94
2017	54	59	19	19	50	51	39	40	27	28	188	197
2018	66	75	19	19	76	79	55	56	1	1	217	230
2019	145	165	32	33	113	116	203	210	6	6	500	530
2020	68	69	26	27	52	54	119	123	—	—	265	273
2021	88	89	49	49	58	58	64	65	—	—	259	261
Total CMBS	$1,025	$1,139	$281	$291	$504	$521	$623	$640	$82	$82	$2,514	$2,673

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$448	$525	$93	$95	$109	$113	$80	$81	$41	$41	$771	$855
2015	162	187	89	96	41	42	72	74	21	21	385	420
2016	30	33	17	18	29	32	25	25	—	—	101	108
2017	56	63	31	31	61	61	49	50	35	35	232	240
2018	74	86	26	26	141	144	101	100	13	14	355	370
2019	138	162	39	39	133	130	269	274	8	8	587	613
2020	70	72	27	28	66	67	118	120	—	—	281	287
Total CMBS	$978	$1,128	$322	$333	$580	$589	$714	$724	$118	$119	$2,712	$2,893

As of June 30, 2021, 89.4% and 8.7% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 91.5% and 7.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$191	$191	$240	$240	$560	$562	$7	$7	$20	$18	$1,018	$1,018
Auto-Loans	—	—	—	1	5	6	—	—	—	—	5	7
Student Loans	14	15	73	76	11	11	1	1	—	—	99	103
Other Loans	34	37	8	8	78	81	125	132	—	—	245	258
Total Other ABS(1)	$239	$243	$321	$325	$654	$660	$133	$140	$20	$18	$1,367	$1,386
(1) Excludes subprime other asset backed securities
	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$224	$223	$258	$259	$556	$554	$8	$8	$22	$19	$1,068	$1,063
Auto-Loans	1	1	10	10	7	7	—	—	—	—	18	18
Student Loans	30	31	80	84	32	33	1	2	—	—	143	150
Other Loans	37	41	9	9	81	85	129	136	—	—	256	271
Total Other ABS(1)	$292	$296	$357	$362	$676	$679	$138	$146	$22	$19	$1,485	$1,502
(1) Excludes subprime other asset backed securities

As of June 30, 2021, 88.2% and 10.5% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 88.9% and 9.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of June 30, 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 44.0%. As of December 31, 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 46.0%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of June 30, 2021, the Company's total European exposure had an amortized cost and fair value of $2,417 million and $2,651 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $209 million, which includes non-financial institutions exposure in Ireland of $46 million, in Italy of $93 million, and in Spain of $52 million. We also had financial institutions exposure in Italy of $6 million and in Spain of $12 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,442 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2021, our non-peripheral sovereign exposure was $67 million, which consisted of fixed maturities. We also had $418 million in net exposure to non-peripheral financial institutions with a concentration in France of $86 million, The Netherlands of $36 million, Switzerland of $78 million and the United Kingdom of $190 million. The balance of $1,957 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,299 million, in The Netherlands of $193 million, in Belgium of $122 million, in France of $236 million, in Germany of $167 million, in Switzerland of $179 million and in Russia of $47 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of June 30, 2021, VRIAC had no outstanding receivables and VIPS had a $70 million outstanding payable. As of December 31, 2020, we had an outstanding receivable of $653 million and VIPS had a $7 million outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 49.3% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2021, VRIAC had securities lending collateral assets of $591 million, which represents approximately 0.5% of its general account statutory admitted assets. As of December 31, 2020, VRIAC had securities lending collateral assets of $74 million, which represents approximately 0.1% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2021, VRIAC received a $318 million capital contribution from its Parent, comprised of cash and non-cash assets. During the six months ended June 30, 2020, VRIAC did not receive any capital contributions from its Parent.

During the six months ended June 30, 2021, VRIAC paid an ordinary and extraordinary dividends to its Parent in the aggregate amount of $78 million and $474 million, respectively. During the six months ended June 30, 2020, VRIAC did not pay a dividend or return of capital on its common stock to its Parent.

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

Our financial strength rating as of the date of this Quarterly Report on Form 10-Q are summarized in the following table.

Company	Fitch	Moody's	S&P
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A (3 of 9)	A2 (3 of 9)	A+ (3 of 9)

Rating Agency	Financial Strength Rating Scale
Fitch(1)	"AAA" to "C"
Moody's(2)	"Aaa" to "C"
S&P(3)	"AAA" to "R"
(1) Fitch's financial strength rating for insurance companies range from "AAA (exceptionally strong)" to "C (distressed).
(2) Moody’s financial strength ratings for insurance companies range from "Aaa (exceptional)" to "C (lowest)." Numeric modifiers are used to refer to the ranking within the group- with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category.
(3) S&P's financial strength ratings for insurance companies range from "AAA (extremely strong)" to "D (default).

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.    Exhibits

See Exhibit Index on the following page.

Voya Retirement Insurance and Annuity Company ("VRIAC")

Exhibit Index
Exhibit Number	Description of Exhibit
10.1+	Reciprocal Loan Agreement, dated as of April 1, 2021, between VRIAC and Voya Financial Inc..
10.2+	Amendment No. 9, entered into on February 28, 2020 amends the Intercompany Agreement, dated as of December 22, 2010, as amended by Voya Investment Management LLC and VRIAC.
31.1+	Certificate of Michael Katz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Michael Katz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2021			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael Katz
Michael Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

