Form 10-Q
period 2021-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2021-11-12
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
As of November 8, 2021, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2021

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
Condensed Consolidated Balance Sheets
September 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,497 as of 2021 and $24,667 as of 2020; allowance for credit losses of $25 as of 2021 and $14 as of 2020)	$24,713	$28,043
Fixed maturities, at fair value using the fair value option	1,388	1,730
Fixed maturities, trading, at fair value	4	—
Equity securities, at fair value (cost of $173 as of 2021 and $116 as of 2020)	173	116
Short-term investments	—	17
Mortgage loans on real estate	4,163	4,694
Less: Allowance for credit losses	15	67
Mortgage loans on real estate, net	4,148	4,627
Policy loans	175	187
Limited partnerships/corporations	938	815
Derivatives	121	145
Securities pledged (amortized cost of $792 as of 2021 and $169 as of 2020)	902	220
Other investments	137	43
Total investments	32,699	35,943
Cash and cash equivalents	363	360
Short-term investments under securities loan agreements, including collateral delivered	891	249
Accrued investment income	303	304
Premiums receivable and reinsurance recoverable	3,626	1,219
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	371	173
Short-term loan to affiliate	—	653
Current income tax recoverable	8	5
Due from affiliates	143	118
Property and equipment	70	63
Other assets	1,664	242
Assets held in separate accounts	93,452	87,319
Total assets	$133,590	$126,648

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$32,970	$33,127
Payable for securities purchased	219	26
Payables under securities loan agreements, including collateral held	835	208
Due to affiliates	115	125
Derivatives	188	216
Deferred income taxes	296	439
Other liabilities	437	291
Liabilities related to separate accounts	93,452	87,319
Total liabilities	128,512	121,751

Commitments and Contingencies (Note 9)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2021 and 2020, respectively; $50 par value per share)	3	3
Additional paid-in capital	3,191	2,873
Accumulated other comprehensive income (loss)	1,558	1,882
Retained earnings (deficit)	326	139
Total shareholder's equity	5,078	4,897
Total liabilities and shareholder's equity	$133,590	$126,648

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net investment income	$514	$505	$1,485	$1,329
Fee income	280	230	810	654
Premiums	10	13	(2,431)	25
Broker-dealer commission revenue	1	—	2	1
Net realized capital gains (losses):
Total impairments	—	(5)	—	(36)
Other net realized capital gains (losses)	(88)	(73)	317	(163)
Total net realized capital gains (losses)	(88)	(78)	317	(199)
Other revenue	8	2	25	1
Total revenues	725	672	208	1,811
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	206	386	(1,674)	808
Operating expenses	312	259	904	800
Broker-dealer commission expense	1	(1)	2	—
Net amortization of Deferred policy acquisition costs and Value of business acquired	5	160	83	203
Total benefits and expenses	524	804	(685)	1,811
Income (loss) before income taxes	201	(132)	893	—
Income tax expense (benefit)	31	(38)	154	(33)
Net income (loss)	$170	$(94)	$739	$33

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$170	$(94)	$739	$33
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(97)	95	(409)	404
Pension and other postretirement benefits liability	—	—	(1)	(1)
Other comprehensive income (loss), before tax	(97)	95	(410)	403
Income tax expense (benefit) related to items of other comprehensive income (loss)	(20)	20	(86)	85
Other comprehensive income (loss), after tax	(77)	75	(324)	318
Comprehensive income (loss)	$93	$(19)	$415	$351

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of July 1, 2021	$3	$3,191	$1,635	$156	$4,985
Comprehensive income (loss):
Net income (loss)	—	—	—	170	170
Other comprehensive income (loss), after tax	—	—	(77)	—	(77)
Total comprehensive income (loss)					93
Balance as of September 30, 2021	$3	$3,191	$1,558	$326	$5,078

Balance as of July 1, 2020	$3	$2,873	$1,535	$100	$4,511
Comprehensive income (loss):
Net income (loss)	—	—	—	(94)	(94)
Other comprehensive income (loss), after tax	—	—	75	—	75
Total comprehensive income (loss)					(19)
Balance as of September 30, 2020	$3	$2,873	$1,610	$6	$4,492

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2021	$3	$2,873	$1,882	$139	$4,897
Comprehensive income (loss):
Net income (loss)	—	—	—	739	739
Other comprehensive income (loss), after tax	—	—	(324)	—	(324)
Total comprehensive income (loss)					415
Dividends paid and distributions of capital	—	(5)	—	(552)	(557)
Contribution of capital	—	323	—	—	323
Balance as of September 30, 2021	$3	$3,191	$1,558	$326	$5,078

Balance as of January 1, 2020	$3	$2,873	$1,292	$275	$4,443
Adjustment for adoption of ASU 2016-13	—	—	—	(8)	(8)
Comprehensive income (loss):
Net income (loss)	—	—	—	33	33
Other comprehensive income (loss), after tax	—	—	318	—	318
Total comprehensive income (loss)					351
Dividends paid and distributions of capital	—	—	—	(294)	(294)
Balance as of September 30, 2020	$3	$2,873	$1,610	$6	$4,492

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$1,001	$809
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,166	2,527
Fixed maturities, trading	29	—
Equity securities	128	8
Mortgage loans on real estate	433	294
Limited partnerships/corporations	281	87
Acquisition of:
Fixed maturities	(4,053)	(3,732)
Fixed maturities, trading	(33)	—
Equity securities	(178)	(142)
Mortgage loans on real estate	(447)	(301)
Limited partnerships/corporations	(180)	(118)
Derivatives, net	(12)	103
Policy loans, net	12	12
Short-term investments, net	15	—
Short-term loan to affiliate, net	653	(362)
Collateral received (delivered), net	(15)	(21)
Receipts on deposit asset contracts	49	—
Other, net	(101)	(2)
Net cash (used in) investing activities	(253)	(1,647)
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,018	3,794
Maturities and withdrawals from investment contracts	(3,291)	(2,984)
Settlements on deposit liability contracts	—	(1)
Proceeds from loans with affiliates, net	60	73
Dividends paid and distributions of capital	(552)	(294)
Capital contribution from parent	20	—
Net cash (used in) provided by financing activities	(745)	588
Net increase (decrease) in cash and cash equivalents	3	(250)
Cash and cash equivalents, beginning of period	360	512
Cash and cash equivalents, end of period	$363	$262

Supplemental Cash flow information:
Noncash capital contribution from parent	$298	$—

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

The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as nonqualified deferred compensation plans and related services. The Company's products are offered primarily to public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations, state and local governments, small to mid-sized corporations and individuals. The Company also provides stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to the Company. The Company discontinued sales of these solutions to better align business activities to the Company's priorities. This business was transferred as part of the Individual Life Transaction described below. The Company's products are generally distributed through independent brokers and advisors, third-party administrators and consultants.

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

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, VFP, VIPS, and VRA. Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2021, its results of operations, comprehensive income and changes in shareholder's equity for the three and nine months ended September 30, 2021 and 2020,

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

and its statements of cash flows for the nine months ended September 30, 2021 and 2020, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications.  These reclassifications had no impact on net income or total stockholder’s equity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

The following table provides a description of future adoptions of new accounting standards that may have an impact on the Company's financial statements when adopted:

Standard	Description of Requirements	Effective Date and Transition Provisions	Effect on the Financial Statements or Other Significant Matters
ASU 2020-04, Reference Rate Reform	This standard, issued in March 2020, provides temporary optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

In January, 2021, the FASB issued ASU 2021-01 which clarified the scope of relief related to ASU 2020-04.
		The amendments are effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.	The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Company is still evaluating its options under the guidance as the reference rate reform adoption process continues. Therefore, the impact of the adoption of ASU 2020-04 on the Company’s financial condition and results of operations has not yet been determined.
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts	This standard, issued in August 2018, changes the measurement and disclosures of insurance liabilities and deferred acquisition costs ("DAC") for long-duration contracts issued by insurers.	On November 5, 2020, the FASB issued ASU 2020-11, which deferred the effective date of the amendments in ASU 2018-12 for SEC filers to fiscal years ending after December 15, 2022, including interim periods within those fiscal years. Initial adoption for the liability for future policy benefits and DAC is required to be reported using either a full retrospective or modified retrospective approach. For market risk benefits, full retrospective application is required.	The implications of these requirements, including transition options, and related potential financial statement impacts are currently being evaluated.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2021:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$553	$134	$—	$—	$687	$—
U.S. Government agencies and authorities	21	—	—	—	21	—
State, municipalities and political subdivisions	679	89	1	—	767	—
U.S. corporate public securities	7,557	1,056	41	—	8,572	—
U.S. corporate private securities	3,485	365	15	—	3,835	—
Foreign corporate public securities and foreign governments(1)	2,396	278	13	—	2,661	—
Foreign corporate private securities(1)	2,569	232	3	—	2,774	24
Residential mortgage-backed securities	3,327	115	16	8	3,433	1
Commercial mortgage-backed securities	2,669	155	11	—	2,813	—
Other asset-backed securities	1,421	21	2	—	1,440	—
Total fixed maturities, including securities pledged	24,677	2,445	102	8	27,003	25
Less: Securities pledged	792	110	—	—	902	—
Total fixed maturities	$23,885	$2,335	$102	$8	$26,101	$25
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2021, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$312	$317
After one year through five years	3,242	3,461
After five years through ten years	4,364	4,812
After ten years	9,342	10,727
Mortgage-backed securities	5,996	6,246
Other asset-backed securities	1,421	1,440
Fixed maturities, including securities pledged	$24,677	$27,003

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2021 and December 31, 2020, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholder's Equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2021
Communications	$884	$157	$2	$1,039
Financial	2,665	297	13	2,949
Industrial and other companies	7,241	787	30	7,998
Energy	1,356	236	14	1,578
Utilities	2,649	343	8	2,984
Transportation	881	81	1	961
Total	$15,676	$1,901	$68	$17,509

December 31, 2020
Communications	$950	$231	$1	$1,180
Financial	2,921	472	2	3,391
Industrial and other companies	7,284	1,155	13	8,426
Energy	1,571	259	22	1,808
Utilities	3,025	530	1	3,554
Transportation	929	128	20	1,037
Total	$16,680	$2,775	$59	$19,396

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2021 and December 31, 2020, approximately 46.0% and 48.2%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

As of September 30, 2021 and December 31, 2020, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2021 and December 31, 2020, the fair value of loaned securities was $769 and $143, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2021 and December 31, 2020, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $729 and $74, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, liabilities to return collateral of $729 and $74, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2021 and December 31, 2020, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $67 and $70, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	September 30, 2021	December 31, 2020
U.S. Treasuries	$82	$70
U.S. corporate public securities	461	54
Foreign corporate public securities and foreign governments	251	20
Equity securities	2	—
Payables under securities loan agreements	$796	$144

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

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Nine Months Ended September 30, 2021
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2021	$1	$—	$11	$2	$14
Credit losses on securities for which credit losses were not previously recorded	1	—	12	—	13
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	1	(2)	(2)
Write-offs	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—
Balance at September 30, 2021	$1	$—	$24	$—	$25

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

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of September 30, 2021:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$19	$—	4	$8	$—	2	$27	$—	6
State, municipalities and political subdivisions	37	1	20	—	—	—	37	1	20
U.S. corporate public securities	1,315	34	308	83	7	123	1,398	41	431
U.S. corporate private securities	161	1	15	96	14	8	257	15	23
Foreign corporate public securities and foreign governments	347	11	76	21	2	19	368	13	95
Foreign corporate private securities	6	—	3	54	3	5	60	3	8
Residential mortgage-backed	408	8	162	222	8	85	630	16	247
Commercial mortgage-backed	383	4	86	158	7	27	541	11	113
Other asset-backed	149	1	58	84	1	49	233	2	107
Total	$2,825	$60	732	$726	$42	318	$3,551	$102	1,050

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

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of September 30, 2021. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $5 from $107 to $102 for the nine months ended September 30, 2021. The change in gross unrealized capital losses was primarily due to non-credit related market factors. As of September 30, 2021, $5 of the total $102 of gross unrealized losses were from 5 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's intent impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2021			2020
	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities, and political subdivisions	$—		—	$—	*	1
U.S. corporate public securities	—		—	1		9
U.S. corporate private securities	—		—	—	*	1
Foreign corporate public securities and foreign governments(1)	—		—	—		5
Foreign corporate private securities(1)	—		—	—		—
Residential mortgage-backed	—	*	2	1		18
Commercial mortgage-backed	—		—	3		12
Other asset-backed	—		—	—	*	1
Total	$—	*	2	$5		47
Credit Impairments	$—			$—
Intent Impairments	$—			$5
(1) Primarily U.S. dollar denominated.
*Less than $1.
	Nine Months Ended September 30,
	2021			2020
	Impairment		No. of Securities	Impairment		No. of Securities
State, municipalities, and political subdivisions	$—			$—	*	6
U.S. corporate public securities	—		—	12		43
U.S. corporate private securities				—	*	2
Foreign corporate public securities and foreign governments(1)	—		—	1		22
Foreign corporate private securities(1)				—	*	7
Residential mortgage-backed	—	*	9	2		40
Commercial mortgage-backed	—	*	1	20		102
Other asset-backed	—		—	1		60
Total	$—	*	10	$36		282
Credit Impairments	$—			$—
Intent Impairments	$—			$36
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three and nine months ended September 30, 2021, the Company did not have any new commercial mortgage loan troubled debt restructuring or new private placement troubled debt restructuring. For the three and nine months ended September 30, 2020, the Company had one new commercial mortgage loan trouble debt restructuring with a pre and post modification carrying value of $3. For the three and nine months ended September 30, 2020 the company did not have any new private placement troubled debt restructuring.

For the three and nine months ended September 30, 2021 and September 30, 2020, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated:

	As of September 30, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$74	$237	$121	$—	$—	$432
2020	139	192	72	—	—	403
2019	167	162	77	—	—	406
2018	128	44	2	—	—	174
2017	551	215	4	—	—	770
2016	292	229	1	—	—	522
2015 and prior	1,228	213	15	—	—	1,456
Total	$2,579	$1,292	$292	$—	$—	$4,163

	As of December 31, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$164	$206	$39	$—	$—	$409
2019	209	165	107	—	—	481
2018	124	91	73	—	—	288
2017	499	356	6	—	—	861
2016	399	275	1	—	—	675
2015 and prior	1,574	391	15	—	—	1,980
Total	$2,969	$1,484	$241	$—	$—	$4,694

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated:

	As of September 30, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2021	$414	$18	—	$—	$—	$432
2020	356	24	23	—	—	403
2019	211	89	65	41	—	406
2018	97	3	49	25	—	174
2017	361	305	96	8	—	770
2016	456	47	2	17	—	522
2015 and prior	1,157	137	124	38	—	1,456
Total	$3,052	$623	$359	$129	$—	$4,163

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$298	$93	$18	$—	$—	$409
2019	319	77	36	49	—	481
2018	102	79	60	47	—	288
2017	494	204	103	60	—	861
2016	591	53	31	—	—	675
2015 and prior	1,676	178	72	54	—	1,980
Total	$3,480	$684	$320	$210	$—	$4,694

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated:

	As of September 30, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$59	$25	$22	$102	$90	$91	$9	$12	$22	$432
2020	76	160	34	38	33	29	1	11	21	403
2019	50	106	10	125	35	28	15	11	26	406
2018	32	61	53	7	7	9	—	5	—	174
2017	88	83	320	130	53	55	5	36	—	770
2016	75	120	164	28	44	63	7	15	6	522
2015 and prior	382	327	254	82	137	124	45	86	19	1,456
Total	$762	$882	$857	$512	$399	$399	$82	$176	$94	$4,163

	As of December 31, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$84	$159	$35	$37	$32	$29	$1	$12	$20	$409
2019	63	122	11	137	54	39	17	11	27	481
2018	49	98	57	34	26	11	—	13	—	288
2017	99	98	352	136	74	60	5	37	—	861
2016	156	127	180	32	72	72	9	21	6	675
2015 and prior	526	423	326	141	198	180	49	108	29	1,980
Total	$977	$1,027	$961	$517	$456	$391	$81	$202	$82	$4,694

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated:

	As of September 30, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$7	$46	$281	$90	$—	$—	$8	$432
2020	51	72	143	137	—	—	—	403
2019	30	66	222	67	21	—	—	406
2018	35	72	32	15	3	17	—	174
2017	91	370	185	121	3	—	—	770
2016	104	214	68	128	—	5	3	522
2015 and prior	555	198	270	188	64	144	37	1,456
Total	$873	$1,038	$1,201	$746	$91	$166	$48	$4,163

	As of December 31, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$51	$73	$141	$144	$—	$—	$—	$409
2019	32	73	283	71	22	—	—	481
2018	49	78	124	17	3	17	—	288
2017	102	415	204	136	4	—	—	861
2016	129	244	138	144	9	7	4	675
2015 and prior	792	305	338	261	79	166	39	1,980
Total	$1,155	$1,188	$1,228	$773	$117	$190	$43	$4,694

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2021	December 31, 2020
Allowance for credit losses, beginning of the period	$67	$12	(1)
Credit losses on mortgage loans for which credit losses were not previously recorded	1	5
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	(7)	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	(46)	52
Provision for expected credit losses	15	69
Write-offs	—	(2)
Recoveries of amounts previously written off	—	—
Allowance for credit losses, end of period	$15	$67
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

The following table presents past due commercial mortgage loans as of the dates indicated:

	September 30, 2021	December 31, 2020
Delinquency:
Current	$4,163	$4,691
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	3
Total	$4,163	$4,694

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of September 30, 2021, the Company had no commercial mortgage loan in non-accrual status. As of December 31, 2020, the Company had one commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the nine months ended September 30, 2021 and year ended December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company had no commercial mortgage loans that were over 90 days or more past due but are not on non-accrual status. The Company had no commercial mortgage loans on non-accrual status for which there is no related allowance for credit losses as of September 30, 2021.

Fixed Maturities, Trading

The Company invests in corporate private debt securities which are recognized at fair value within the Condensed Consolidated Balance Sheets with changes in value recognized in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2021 and 2020, there were no gains (losses) and no interest income.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturities	$364	$415	$1,101	$1,186
Equity securities	2	2	9	6
Mortgage loans on real estate	44	50	134	150
Policy loans	2	3	6	9
Short-term investments and cash equivalents	1	—	3	1
Other	118	54	284	33
Gross investment income	531	524	1,537	1,385
Less: Investment expenses	17	19	52	56
Net investment income	$514	$505	$1,485	$1,329

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2021 and December 31, 2020, the Company had no investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults. Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturities, available-for-sale, including securities pledged	$2	$(5)	$522	$(26)
Fixed maturities, at fair value option	(108)	(125)	(395)	(109)
Equity securities, at fair value	—	4	7	5
Derivatives	4	5	(44)	57
Embedded derivatives - fixed maturities	(1)	(2)	(3)	2
Guaranteed benefit derivatives	2	31	39	(99)
Mortgage Loans	12	14	96	(29)
Other investments	1	—	95	—
Net realized capital gains (losses)	$(88)	$(78)	$317	$(199)

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

Proceeds from the sale of fixed maturities, available-for-sale and trading, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds on sales	$279	$234	$4,141	$1,094
Gross gains	16	3	517	64
Gross losses	1	3	3	55

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2021			December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$—	$—
Foreign exchange contracts	566	11	15	628	3	36
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	13,746	108	173	14,155	137	171
Foreign exchange contracts	40	1	—	83	—	3
Equity contracts	—	—	—	55	5	5
Credit contracts	112	1	—	188	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	8	—	N/A	11	—
Within products	N/A	—	24	N/A	—	59
Managed custody guarantees	N/A	—	1	N/A	—	4
Total		$129	$213		$156	$279
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2021 and December 31, 2020. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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

	September 30, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$112	$1	$—
Equity contracts	—	—	—
Foreign exchange contracts	606	12	15
Interest rate contracts	12,254	108	173
		121	188
Counterparty netting(1)		(116)	(116)
Cash collateral netting(1)		(1)	(55)
Securities collateral netting(1)		(3)	(14)
Net receivables/payables		$1	$3
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2021, the Company held $1 and pledged $55 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2020, the Company held $5 and delivered $43 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2021, the Company delivered $133 of securities and held $3 of securities as collateral. As of December 31, 2020, the Company delivered $77 of securities and held no securities as collateral.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended September 30,
	2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net realized capital gains/(losses)	Net investment income	Net investment income and Other net realized capital gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$20	$(1)	$(35)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	$2	$—	$—

	Nine Months Ended September 30,
	2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net realized capital gains/(losses)	Net investment income	Net investment income and Other net realized capital gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$30	$1	$26
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	1	—	5

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended September 30,
	2021		2020
	Net investment income	Other net realized capital gains/(losses)	Net investment income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$514	$(88)	$505	$(73)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	3	(3)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30,
	2021		2020
	Net investment income	Other net realized capital gains/(losses)	Net investment income	Other net realized capital gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$1,485	$317	$1,329	$(163)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	6	(5)	8	(3)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,
		2021	2020
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$3	$10
Foreign exchange contracts	Other net realized capital gains (losses)	2	(2)
Equity contracts	Other net realized capital gains (losses)	—	—
Credit contracts	Other net realized capital gains (losses)	—	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	(1)	(2)
Within products	Other net realized capital gains (losses)	2	24
Within reinsurance agreements	Policyholder benefits	—	—
Managed custody guarantees	Other net realized capital gains (losses)	(1)	7
Total		$5	$37

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Location of Gain or (Loss) Recognized in Income on Derivative	Nine Months Ended September 30,
		2021	2020
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net realized capital gains (losses)	$(41)	$55
Foreign exchange contracts	Other net realized capital gains (losses)	1	2
Equity contracts	Other net realized capital gains (losses)	—	—
Credit contracts	Other net realized capital gains (losses)	1	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net realized capital gains (losses)	(3)	2
Within products	Other net realized capital gains (losses)	35	(89)
Within reinsurance agreements	Policyholder benefits	—	23
Managed custody guarantees	Other net realized capital gains (losses)	3	(10)
Total		$(4)	$(14)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$508	$179	$—	$687
U.S. Government agencies and authorities	—	21	—	21
State, municipalities and political subdivisions	—	767	—	767
U.S. corporate public securities	—	8,549	23	8,572
U.S. corporate private securities	—	2,462	1,373	3,835
Foreign corporate public securities and foreign governments(1)	—	2,646	15	2,661
Foreign corporate private securities (1)	—	2,481	293	2,774
Residential mortgage-backed securities	—	3,393	40	3,433
Commercial mortgage-backed securities	—	2,804	9	2,813
Other asset-backed securities	—	1,405	35	1,440
Total fixed maturities, including securities pledged	508	24,707	1,788	27,003
Fixed maturities, trading	—	—	4	4
Equity securities	28	—	145	173
Derivatives:
Interest rate contracts	—	108	—	108
Foreign exchange contracts	—	12	—	12
Credit contracts	—	1	—	1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,247	7	—	1,254
Assets held in separate accounts	87,671	5,469	312	93,452
Total assets	$89,454	$30,304	$2,249	$122,007
Percentage of Level to Total	73%	25%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$10	$10
Stabilizer and MCGs	—	—	15	15
Other derivatives:
Interest rate contracts	7	166	—	173
Foreign exchange contracts	—	15	—	15
Equity contracts	—	—	—	—
Credit contracts	—	—	—	—
Total liabilities	$7	$181	$25	$213
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2021
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$18	$—	$—	$6	$—	$—	$(1)	$—	$—	$23	$—	$1
U.S. Corporate private securities	1,413	8	(6)	116	—	(15)	(113)	—	(30)	1,373	—	(5)
Foreign corporate public securities and foreign governments(1)	7	—	—	15	—	—	—	—	(7)	15	—	—
Foreign corporate private securities(1)	264	(13)	19	27	—	—	(4)	—	—	293	—	19
Residential mortgage-backed securities	31	(4)	—	15	—	—	—	—	(2)	40	(4)	—
Commercial mortgage-backed securities	—	—	—	9	—	—	—	—	—	9	—	—
Other asset-backed securities	52	—	—	7	—	—	(17)	—	(7)	35	—	—
Total fixed maturities, including securities pledged	1,785	(9)	13	195	—	(15)	(135)	—	(46)	1,788	(4)	15
Fixed maturities, trading, at fair value	33	—	—	—	—	(29)	—	—	—	4	—	—
Equity securities, at fair value	145	—	—	—	—	—	—	—	—	145	—	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(15)	1	—	—	(1)	—	—	—	—	(15)	—	—
FIA(2)	(10)	—	—	—	(1)	—	1	—	—	(10)	—	—
Assets held in separate accounts(4)	293	1	—	53	—	(5)	—	—	(30)	312	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2021
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$57	$—	$1	$5	$—	$(9)	$(1)	$—	$(30)	$23	$—	$1
U.S. Corporate private securities	1,286	13	(38)	148	—	(99)	(126)	283	(94)	1,373	—	(26)
Foreign corporate public securities and foreign governments(1)	—	—	—	15	—	—	—	—	—	15	—	—
Foreign corporate private securities(1)	295	(10)	20	27	—	(22)	(17)	—	—	293	2	17
Residential mortgage-backed securities	33	(8)	—	21	—	(7)	—	1	—	40	(8)	—
Commercial mortgage-backed securities	—	—	—	9	—	—	—	—	—	9	—	—
Other asset-backed securities	37	—	(2)	14	—	—	(32)	18	—	35	—	(1)
Total fixed maturities, including securities pledged	1,708	(5)	(19)	239	—	(137)	(176)	302	(124)	1,788	(6)	(9)
Fixed maturities, trading, at fair value	—	—	—	33	—	(29)	—	—	—	4	—	—
Equity securities, at fair value	99	8	—	75	—	(30)	(7)	—	—	145	(1)	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(53)	38	—	—	(1)	—	1	—	—	(15)	—	—
FIA(2)	(10)	—	—	—	(1)	—	1	—	—	(10)	—	—
Assets held in separate accounts(4)	222	4	—	157	—	(6)	—	—	(65)	312	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2020
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$61	$—	$3	$3	$—	$—	$(1)	$28	$(18)	$76	$—	$3
U.S. Corporate private securities	965	—	7	37	—	—	(10)	243	(63)	1,179	—	7
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	179	(1)	(15)	165	—	(8)	—	12	(45)	287	—	(16)
Residential mortgage-backed securities	30	(1)	—	—	—	—	—	—	(4)	25	(1)	—
Commercial mortgage-backed securities	—	—	—	4	—	—	—	—	—	4	—	—
Other asset-backed securities	51	—	—	5	—	—	(13)	—	—	43	—	—
Total fixed maturities, including securities pledged	1,286	(2)	(5)	214	—	(8)	(24)	283	(130)	1,614	(1)	(6)
Equity securities, at fair value	94	3	—	1	—	—	—	—	—	98	3	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(154)	29	—	—	—	—	—	—	—	(125)	—	—
FIA(2)	(10)	2	—	—	(1)	—	—	—	—	(9)	—	—
Assets held in separate accounts(4)	174	3	—	43	—	(1)	—	1	(13)	207	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$—	$3	$3	$—	$—	$(4)	$27	$—	$76	$—	$3
U.S. Corporate private securities	1,002	1	26	88	—	(10)	(80)	284	(132)	1,179	—	26
Foreign corporate public securities and foreign governments(1)	—	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities(1)	190	1	(27)	175	—	(10)	(2)	4	(44)	287	1	(26)
Residential mortgage-backed securities	16	(3)	—	19	—	—	—	—	(7)	25	(2)	—
Commercial mortgage-backed securities	—	—	—	4	—	—	—	—	—	4	—
Other asset-backed securities	48	—	—	9	—	—	(14)	—	—	43	—	—
Total fixed maturities, including securities pledged	1,303	(1)	2	298	—	(20)	(100)	315	(183)	1,614	(1)	3
Equity securities, at fair value	63	6	—	31	—	—	(2)	—	—	98	6	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(22)	(102)	—	—	(1)	—	—	—	—	(125)	—	—
FIA(2)	(11)	3	—	—	(2)	—	1	—	—	(9)	—	—
Assets held in separate accounts(4)	115	3	—	123	—	(2)	—	4	(36)	207	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2021 and 2020, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$27,007	$27,007	$29,993	$29,993
Equity securities	173	173	116	116
Mortgage loans on real estate	4,163	4,463	4,694	5,013
Policy loans	175	175	187	187
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,254	1,254	626	626
Deposit assets(2)	1,436	1,475	—	—
Derivatives	121	121	145	145
Short-term loan to affiliate	—	—	653	653
Other investments	137	137	43	43
Assets held in separate accounts	93,452	93,452	87,319	87,319
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	28,390	36,004	28,169	36,741
Funding agreements with fixed maturities	825	827	795	796
Supplementary contracts, immediate annuities and other	273	284	288	345
Derivatives:
Guaranteed benefit derivatives:
FIA	10	10	10	10
Stabilizer and MCGs	15	15	53	53
Other derivatives	188	188	216	216
Short-term debt(3)	67	67	8	8
Long-term debt(3)	3	3	3	3
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2021
	DAC	VOBA		Total
Balance as of January 1, 2021	$122	$40		$162
Impact of ASU 2016-13	—	—		—
Deferrals of commissions and expenses	41	3		44
Amortization:
Amortization, excluding unlocking(2)	(79)	(79)		(158)
Unlocking (1)	9	21		30
Interest accrued	26	19	(3)	45
Net amortization included in the Condensed Consolidated Statements of Operations	(44)	(39)		(83)
Change due to unrealized capital gains/losses on available-for-sale securities	120	115		235
Balance as of September 30, 2021	$239	$119		$358

	2020
	DAC	VOBA		Total
Balance as of January 1, 2020	$288	$305		$593
Impact of ASU 2016-13	2	—		2
Deferrals of commissions and expenses	41	1		42
Amortization:
Amortization, excluding unlocking(2)	(64)	(52)		(116)
Unlocking (1)	(17)	(121)		(138)
Interest accrued	26	25	(3)	51
Net amortization included in the Condensed Consolidated Statements of Operations	(55)	(148)		(203)
Change due to unrealized capital gains/losses on available-for-sale securities	(142)	(142)		(284)
Balance as of September 30, 2020	$134	$16		$150
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) During the nine months ended September 30, 2021 the Company recognized $2 of loss recognition related to DAC. There was no loss recognition during the nine months ended September 30, 2020.
(3) Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2021 and 2020.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated Other Comprehensive Income (AOCI) as of the dates indicated:

	September 30,
	2021	2020
Fixed maturities, net of impairments	$2,343	$3,006
Derivatives(1)	80	127
DAC/VOBA and Sales inducements adjustment on available-for-sale securities	(616)	(837)
Premium deficiency reserve adjustment	—	(424)
Unrealized capital gains (losses), before tax	1,807	1,872
Deferred income tax asset (liability)	(251)	(265)
Unrealized capital gains (losses), after tax	1,556	1,607
Pension and other postretirement benefits liability, net of tax	2	3
AOCI	$1,558	$1,610
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2021, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $20.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(134)		$28	$(106)
Other	(1)		—	(1)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(16)		3	(13)
DAC/VOBA and Sales inducements	40		(8)	32
Premium deficiency reserve adjustment	—		—	—
Change in unrealized gains (losses) on available-for-sale securities	(111)		23	(88)

Derivatives:
Derivatives	19	(1)	(4)	15
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	14		(3)	11

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Other comprehensive income (loss)	$(97)		$20	$(77)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(553)		$117	$(436)
Other	(2)		—	(2)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(533)		112	(421)
DAC/VOBA and Sales inducements	238	(1)	(50)	188
Premium deficiency reserve adjustment	434		(91)	343
Change in unrealized gains (losses) on available-for-sale securities	(416)		88	(328)

Derivatives:
Derivatives	23	(2)	(5)	18
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(16)		3	(13)
Change in unrealized gains (losses) on derivatives	7		(2)	5

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in accumulated other comprehensive income (loss)	$(410)		$86	$(324)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$376		$(80)	$296
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	4		(1)	3
DAC/VOBA and Sales inducements	(99)		21	(78)
Premium deficiency reserve adjustment	(144)		31	(113)
Change in unrealized gains (losses) on available-for-sale securities	137		(29)	108

Derivatives:
Derivatives	(36)	(1)	7	(29)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		2	(4)
Change in unrealized gains (losses) on derivatives	(42)		9	(33)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	—		—	—
Change in pension and other postretirement benefits liability	—		—	—
Change in Other comprehensive income (loss)	$95		$(20)	$75
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$873		$(184)	$689
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	20		(4)	16
DAC/VOBA and Sales inducements	(286)	(1)	60	(226)
Premium deficiency reserve adjustment	(213)		45	(168)
Change in unrealized gains (losses) on available-for-sale securities	394		(83)	311

Derivatives:
Derivatives	27	(2)	(6)	21
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(17)		4	(13)
Change in unrealized gains (losses) on derivatives	10		(2)	8

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in accumulated other comprehensive income (loss)	$403		$(85)	$318
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

7.    Income Taxes

The Company's effective tax rate for the three and nine months ended September 30, 2021 was 15.4% and 17.2%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rate for the three months ended September 30, 2020 was 28.8%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD and tax credits. The Company reported no income or loss for the nine months ended September 30, 2020, so the effective tax rate is not meaningful and does not represent expectations in the future quarters.

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

8.    Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, Inc., an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which expires on April 1, 2026, either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the preceding December 31. Interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

Under this agreement, the Company incurred immaterial interest expense for the three and nine months ended September 30, 2021. The Company earned $1 of interest income for the three and nine months ended September 30, 2021. The Company incurred immaterial interest expense and earned immaterial interest income for the three and nine months ended September 30, 2020. As of September 30, 2021, VRIAC had no outstanding receivables and VIPS had an outstanding payable of $67. As of December 31, 2020, VRIAC had an outstanding receivable of $653 and VIPS had a $7 outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement.

9.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of September 30, 2021, the Company had off-balance sheet commitments to acquire mortgage loans of $107 and purchase limited partnerships and private placement investments of $645.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	September 30, 2021	December 31, 2020
Fixed maturity collateral pledged to FHLB(1)	$1,015	$997
FHLB restricted stock(2)	44	44
Other fixed maturities-state deposits	14	14
Cash and cash equivalents	4	4
Securities pledged(3)	902	220
Total restricted assets	$1,979	$1,279
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $769 and $143 as of September 30, 2021 and December 31, 2020, respectively. In addition, as of September 30, 2021 and December 31, 2020, the Company delivered securities as collateral of $133 and $77, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2021 and December 31, 2020, the Company had $825 and $795, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, assets with a market value of approximately $1,015 and $997, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

Subsequent to September 30, 2021, the Company issued an additional $100 of funding agreements to the FHLB and pledged additional assets of $100 in support of these contracts.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

10.    Related Party Transactions
Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three and nine months ended September 30, 2021, revenues with affiliated entities related to these agreements were $25 and $73. For the three and nine months ended September 30, 2020, revenues with affiliated entities related to these agreements were $22 and $64. For the three and nine months ended September 30, 2021, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $154 and $484. For the three and nine months ended September 30, 2020, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $136 and $429.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2021 and 2020 and financial condition as of September 30, 2021 and December 31, 2020. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report on Form 10-K").

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

During the third quarter of 2021 and 2020, we conducted our annual review of assumptions, market conditions and other projection model inputs. For further information, see the Critical Accounting Judgements and Estimates section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC and VOBA balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC and VOBA, reserves and the related results of operations. During the third quarter of 2021 and 2020, we conducted our annual review of assumptions, including projection model inputs and made a number of changes to our assumptions which impacted the results of our segments included in our Net income (loss) and discussed below.

For the third quarter of 2021, the impact of annual assumption changes on our results of operations was $20 million favorable DAC/VOBA unlocking. The favorable DAC/VOBA unlocking for the current period was primarily driven by changes in asset return assumptions.

During the first quarter of 2021 and as a result of the close of the Individual Life transaction, we reviewed our blocks of business to determine recoverability of DAC, VOBA and other intangibles. This review, referred to as loss recognition testing, has resulted in the write down of DAC/VOBA of $2 million and increase in reserves of $216 million in our divested businesses. The loss recognition related to DAC/VOBA and reserves was recorded in Net amortization of DAC and VOBA and Interest credited and other benefits to contract owners/policyholders, respectively in the Consolidated Statements of Operations for the nine months ended September 30, 2021.

During the third quarter of 2020, the impact of annual assumption changes on our results of operations was unfavorable unlocking of DAC and VOBA of $138 million. Unlocking in the third quarter of 2020 was primarily driven by changes in long term interest and equity rates.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. The following table presents the estimated instantaneous net impact to income from continuing operations of various assumption changes on our DAC/VOBA and other intangible balances and the impact on related reserves for future policy benefits and reinsurance. The effects are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred.

($ in millions)	As of September 30, 2021
Decrease in long-term equity rate of return assumption by 100 basis points	$(37)
A change to the long-term interest rate assumption of -50 basis points	(23)
A change to the long-term interest rate assumption of +50 basis points	14
An assumed increase in future mortality by 1%	—
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

We initially experienced pressure on earnings driven by equity market volatility as well as lower interest rates, with effects weighted more heavily towards our full-service corporate markets business and less on recordkeeping business. While equity market improvements over the last year have resulted in higher AUM levels and positive favorable results in fee-based income, we estimate that lower interest rates will continue to contribute to a lower spread-based income. Longer-term effects will depend significantly on equity market performance and prevailing interest rate levels, as well as unemployment levels. We believe that expense reductions and other management actions would be available to offset a portion of any impact.

Results of Operations

($ in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Revenues:
Net investment income	$514	$505	$9	$1,485	$1,329	$156
Fee income	280	230	50	810	654	156
Premiums	10	13	(3)	(2,431)	25	(2,456)
Broker-dealer commission revenue	1	—	1	2	1	1
Total net realized capital gains (losses)	(88)	(78)	(10)	317	(199)	516
Other revenue	8	2	6	25	1	24
Total revenues	725	672	53	208	1,811	(1,603)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	206	386	(180)	(1,674)	808	(2,482)
Operating expenses	312	259	53	904	800	104
Broker-dealer commission expense	1	(1)	2	2	—	2
Net amortization of Deferred policy acquisition costs and Value of business acquired	5	160	(155)	83	203	(120)
Total benefits and expenses	524	804	(280)	(685)	1,811	(2,496)
Income (loss) before income taxes	201	(132)	333	893	—	893
Income tax expense (benefit)	31	(38)	69	154	(33)	187
Net income (loss)	$170	$(94)	$264	$739	$33	$706

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Revenues

Fee income increased $50 million from $230 million to $280 million primarily due to:

•an increase in separate account and institutional/mutual fund assets under management driven by equity market performance.

Total net realized capital losses increased by $10 million from $78 million to $88 million primarily due to:

•unfavorable changes in the fair value of embedded derivatives on product guarantees as a result of interest rate movements and the impact of non-performance risk in the current period compared to the prior period.

The increase was partially offset by:

•favorable changes in fixed maturities, using fair value option due to interest rate movements and spread changes.

Other revenue increased by $6 million from $2 million to $8 million primarily due to:

•TSA service fees with Resolution resulting from the Life Transaction.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased by $180 million from $386 million to $206 million primarily due to:

•the ceding of the Pension Risk Transfer (PRT) and annuity business to Resolution as part of the Life Transaction, and unlocking in the prior period compared to the current period.

The decrease was partially offset by:
•a favorable change in the interest on general account reserves.

Operating expenses increased by $53 million from $259 million to $312 million primarily due to:

• an increase in growth-based expenses and higher bonuses due to stronger performance in the current period.

Net amortization of DAC and VOBA decreased by $155 million from $160 million to $5 million primarily due to:

•unfavorable unlocking in the prior period compared to favorable unlocking in the current period due to annual assumption updates; and
•the DAC/VOBA balance within the Annuities business being written down to zero in Q1 2021 as the block did not pass Loss Recognition Testing (LRT).

Income tax expense (benefit) changed by $69 million from a benefit of $38 million to an expense of $31 million primarily due to:

•an increase in income before income taxes.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Revenues

Net investment income increased by $156 million from $1,329 million to $1,485 million primarily due to:
•higher alternative investment income in the current period primarily driven by the impact of equity market performance.

The increase was partially offset by:
•decline related to the sale of assets within the reinsurance portfolios to Resolution.

Fee income increased by $156 million from $654 million to $810 million primarily due to:

•an increase in separate account and institutional/mutual fund assets under management driven by equity market performance.

Premiums decreased by $2,456 million from $25 million to an unfavorable $2,431 million primarily due to:

•the ceding of the Pension Risk Transfer (PRT) and annuity business to Resolution as part of the Life Transaction.

Total net realized capital gains (losses) changed by $516 million from a loss of $199 million to a gain of $317 million primarily due to:

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

Other revenue increased by $24 million from $1 million to $25 million primarily due to:

•TSA service fees with Resolution resulting from the Life Transaction.

Benefits and Expense

Interest credited and other benefits to contract owners/policyholders decreased by $2,482 million from $808 million to $(1,674) million primarily due to:

•the ceding of the Pension Risk Transfer (PRT) and annuity business to Resolution as part of the Life Transaction.

Operating expenses increased by $104 million from $800 million to $904 million primarily due to:

• an increase in growth-based expenses and higher bonuses due to stronger performance in the current period.
Net amortization of DAC and VOBA decreased by $120 million from $203 million to $83 million primarily due to:

•favorable DAC/VOBA unlocking in the current period compared to unfavorable unlocking in the prior period due to annual assumption updates; and
•DAC/VOBA balance within the Annuities business being written down to zero in Q1 2021 as the block did not pass LRT.

Income tax expense (benefit) changed by $187 million from a benefit of $(33) million to an expense of $154 million primarily due to:

•an increase in income before income taxes.

Financial Condition
Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2021		December 31, 2020
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$24,713	75.6%	$28,043	77.9%
Fixed maturities, at fair value option	1,388	4.2%	1,730	4.8%
Fixed maturities, trading, at fair value	4	—%	—	—%
Equity securities, at fair value	173	0.5%	116	0.3%
Short-term investments(1)	—	—%	17	—%
Mortgage loans on real estate	4,148	12.7%	4,627	12.9%
Policy loans	175	0.5%	187	0.5%
Limited partnerships/corporations	938	2.9%	815	2.3%
Derivatives	121	0.4%	145	0.4%
Securities pledged	902	2.8%	220	0.7%
Other investments	137	0.4%	43	0.2%
Total investments	$32,699	100.0%	$35,943	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	September 30, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$553	2.2%	$687	2.5%
U.S. Government agencies and authorities	21	0.1%	21	0.1%
State, municipalities, and political subdivisions	679	2.8%	767	2.8%
U.S. corporate public securities	7,557	30.6%	8,572	31.8%
U.S. corporate private securities	3,485	14.1%	3,835	14.2%
Foreign corporate public securities and foreign governments(1)	2,396	9.7%	2,661	9.9%
Foreign corporate private securities(1)	2,569	10.4%	2,774	10.3%
Residential mortgage-backed securities	3,327	13.5%	3,433	12.7%
Commercial mortgage-backed securities	2,669	10.8%	2,813	10.4%
Other asset-backed securities	1,421	5.8%	1,440	5.3%
Total fixed maturities, including securities pledged	$24,677	100.0%	$27,003	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$535	2.0%	$721	2.4%
U.S. Government agencies and authorities	18	0.1%	19	0.1%
State, municipalities, and political subdivisions	698	2.6%	814	2.7%
U.S. corporate public securities	7,632	28.7%	9,156	30.6%
U.S. corporate private securities	3,870	14.6%	4,379	14.6%
Foreign corporate public securities and foreign governments(1)	2,539	9.6%	2,951	9.8%
Foreign corporate private securities(1)	2,991	11.3%	3,303	11.0%
Residential mortgage-backed securities	4,071	15.3%	4,237	14.1%
Commercial mortgage-backed securities	2,712	10.2%	2,893	9.6%
Other asset-backed securities	1,500	5.6%	1,520	5.1%
Total fixed maturities, including securities pledged	$26,566	100.0%	$29,993	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2021, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$687	$—	$—	$—	$—	$—	$687
U.S. Government agencies and authorities	21	—	—	—	—	—	21
State, municipalities and political subdivisions	700	65	2	—	—	—	767
U.S. corporate public securities	2,815	5,398	309	42	8	—	8,572
U.S. corporate private securities	1,242	2,279	233	79	2	—	3,835
Foreign corporate public securities and foreign governments(1)	832	1,705	116	7	—	1	2,661
Foreign corporate private securities(1)	181	2,276	161	88	—	68	2,774
Residential mortgage-backed securities	3,126	239	40	—	10	18	3,433
Commercial mortgage-backed securities	2,457	293	54	9	—	—	2,813
Other asset-backed securities	1,234	187	4	6	9	—	1,440
Total fixed maturities	$13,295	$12,442	$919	$231	$29	$87	$27,003
% of Fair Value	49.2%	46.1%	3.4%	0.9%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$721	$—	$—	$—	$—	$—	$721
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	750	63	1	—	—	—	814
U.S. corporate public securities	3,198	5,468	450	35	5	—	9,156
U.S. corporate private securities	1,528	2,472	285	85	9	—	4,379
Foreign corporate public securities and foreign governments(1)	1,108	1,704	128	11	—	—	2,951
Foreign corporate private securities(1)	276	2,763	94	170	—	—	3,303
Residential mortgage-backed securities	3,947	188	68	—	13	21	4,237
Commercial mortgage-backed securities	2,648	203	38	4	—	—	2,893
Other asset-backed securities	1,353	147	5	7	8	—	1,520
Total fixed maturities	$15,548	$13,008	$1,069	$312	$35	$21	$29,993
% of Fair Value	51.8%	43.4%	3.6%	1.0%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$687	$—	$—	$—	$—	$687
U.S. Government agencies and authorities	18	—	3	—	—	21
State, municipalities and political subdivisions	46	446	204	70	1	767
U.S. corporate public securities	46	525	2,539	5,118	344	8,572
U.S. corporate private securities	64	78	1,066	2,402	225	3,835
Foreign corporate public securities and foreign governments(1)	9	199	736	1,578	139	2,661
Foreign corporate private securities(1)	—	30	214	2,288	242	2,774
Residential mortgage-backed securities	2,283	232	74	238	606	3,433
Commercial mortgage-backed securities	1,167	300	555	701	90	2,813
Other asset-backed securities	227	356	638	183	36	1,440
Total fixed maturities	$4,547	$2,166	$6,029	$12,578	$1,683	$27,003
% of Fair Value	16.8%	8.0%	22.3%	46.7%	6.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$721	$—	$—	$—	$—	$721
U.S. Government agencies and authorities	19	—	—	—	—	19
State, municipalities and political subdivisions	56	489	201	67	1	814
U.S. corporate public securities	80	469	3,044	5,118	445	9,156
U.S. corporate private securities	65	105	1,384	2,478	347	4,379
Foreign corporate public securities and foreign governments(1)	8	283	914	1,586	160	2,951
Foreign corporate private securities(1)	—	30	276	2,760	237	3,303
Residential mortgage-backed securities	3,006	266	115	215	635	4,237
Commercial mortgage-backed securities	1,128	333	589	724	119	2,893
Other asset-backed securities	297	361	680	146	36	1,520
Total fixed maturities	$5,380	$2,336	$7,203	$13,094	$1,980	$29,993
% of Fair Value	17.9%	7.8%	24.0%	43.7%	6.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $5 million from $107 million to $102 million for the nine months ended September 30, 2021. The modest decrease in unrealized losses was driven by tightening credit spreads.

As of September 30, 2021, we held no fixed maturity securities with unrealized capital loss in excess of $10 million. As of December 31, 2020, we held three fixed maturity securities with unrealized capital loss in excess of $10 million. The unrealized capital losses on these fixed maturity equaled $34 million or 31.5% of the total unrealized losses.

As of September 30, 2021, we had $1.6 billion of energy sector fixed maturity securities, constituting 5.9% of the total fixed maturities portfolio, with gross unrealized capital losses of $14 million, including no energy sector fixed maturity security with unrealized capital loss in excess of $10 million. As of September 30, 2021, our fixed maturity exposure to the energy sector is comprised of 85.2% investment grade securities.

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

Residential Mortgage-Backed Securities

The following tables present our residential mortgage-backed securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,681	$71	$5	$4	$1,751
Prime Non-Agency	1,605	39	11	1	1,634
Alt-A	30	5	1	3	37
Sub-Prime(1)	26	4	—	—	30
Total RMBS	$3,342	$119	$17	$8	$3,452
(1) Includes subprime other asset backed securities.
	December 31, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,286	$110	$2	$6	$2,400
Prime Non-Agency	1,732	55	12	1	1,776
Alt-A	39	5	1	4	47
Sub-Prime(1)	28	4	—	—	32
Total RMBS	$4,085	$174	$15	$11	$4,255
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$450	$504	$41	$43	$95	$100	$60	$62	$41	$39	$687	$748
2015	132	147	77	82	34	35	53	54	15	15	311	333
2016	23	25	16	18	22	24	26	27	—	—	87	94
2017	54	58	18	18	50	51	35	36	27	28	184	191
2018	72	80	19	19	76	79	50	52	2	2	219	232
2019	146	164	33	33	113	116	218	223	6	6	516	542
2020	66	68	26	27	46	48	124	127	—	—	262	270
2021	121	121	60	60	102	102	120	120	—	—	403	403
Total CMBS	$1,064	$1,167	$290	$300	$538	$555	$686	$701	$91	$90	$2,669	$2,813

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$448	$525	$93	$95	$109	$113	$80	$81	$41	$41	$771	$855
2015	162	187	89	96	41	42	72	74	21	21	385	420
2016	30	33	17	18	29	32	25	25	—	—	101	108
2017	56	63	31	31	61	61	49	50	35	35	232	240
2018	74	86	26	26	141	144	101	100	13	14	355	370
2019	138	162	39	39	133	130	269	274	8	8	587	613
2020	70	72	27	28	66	67	118	120	—	—	281	287
Total CMBS	$978	$1,128	$322	$333	$580	$589	$714	$724	$118	$119	$2,712	$2,893

As of September 30, 2021, 87.3% and 10.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 91.5% and 7.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$177	$178	$274	$275	$551	$552	$40	$39	$19	$18	$1,061	$1,062
Auto-Loans	—	—	—	1	5	6	—	—	—	—	5	7
Student Loans	13	14	71	73	10	10	1	2	—	—	95	99
Other Loans	33	36	8	8	64	67	136	142	—	—	241	253
Total Other ABS(1)	$223	$228	$353	$357	$630	$635	$177	$183	$19	$18	$1,402	$1,421
(1) Excludes subprime other asset backed securities
	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$224	$223	$258	$259	$556	$554	$8	$8	$22	$19	$1,068	$1,063
Auto-Loans	1	1	10	10	7	7	—	—	—	—	18	18
Student Loans	30	31	80	84	32	33	1	2	—	—	143	150
Other Loans	37	41	9	9	81	85	129	136	—	—	256	271
Total Other ABS(1)	$292	$296	$357	$362	$676	$679	$138	$146	$22	$19	$1,485	$1,502
(1) Excludes subprime other asset backed securities

As of September 30, 2021, 85.6% and 13.2% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 88.9% and 9.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of September 30, 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 46.9%. As of December 31, 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 46.0%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of September 30, 2021, the Company's total European exposure had an amortized cost and fair value of $2,475 million and $2,689 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $189 million, which includes non-financial institutions exposure in Ireland of $30 million, in Italy of $92 million, and in Spain of $51 million. We also had financial institutions exposure in Italy of $5 million and in Spain of $11 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,500 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2021, our non-peripheral sovereign exposure was $69 million, which consisted of fixed maturities. We also had $413 million in net exposure to non-peripheral financial institutions with a concentration in France of $87 million, The Netherlands of $36 million, Switzerland of $78 million and the United Kingdom of $177 million. The balance of $2,022 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,327 million, in The Netherlands of $208 million, in Belgium of $120 million, in France of $236 million, in Germany of $176 million, in Switzerland of $175 million and in Russia of $48 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of September 30, 2021, VRIAC had no outstanding receivables and VIPS had a $67 million outstanding payable. As of December 31, 2020, we had an outstanding receivable of $653 million and VIPS had a $7 million outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either us or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 48.1% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2021, VRIAC had securities lending collateral assets of $729 million, which represents approximately 0.6% of its general account statutory admitted assets. As of December 31, 2020, VRIAC had securities lending collateral assets of $74 million, which represents approximately 0.1% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2021, VRIAC received a $318 million capital contribution from its Parent, comprised of cash and non-cash assets. During the nine months ended September 30, 2020, VRIAC did not receive any capital contributions from its Parent.

During the nine months ended September 30, 2021, VRIAC paid an ordinary and extraordinary dividends to its Parent in the aggregate amount of $78 million and $474 million, respectively. During the nine months ended September 30, 2020, VRIAC paid an ordinary dividends to its Parent in the aggregate amount of $294 million.

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
(1) Fitch's financial strength rating for insurance companies range from "AAA (exceptionally strong)" to "C (distressed). "
(2) Moody’s financial strength ratings for insurance companies range from "Aaa (exceptional)" to "C (lowest)." Numeric modifiers are used to refer to the ranking within the group- with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category.
(3) S&P's financial strength ratings for insurance companies range from "AAA (extremely strong)" to "D (default)."

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In May of 2021, Moody’s changed its outlook for the U.S. life insurance sector to stable from negative. In May of 2021, Fitch revised its outlook on the life insurance sector to stable from negative.

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

Legislative and Regulatory Developments

Changes to NAIC RBC Requirements

The NAIC adopted changes to the RBC requirements for certain investment portfolio assets. The changes lead to an expansion in the number of NAIC asset class categories for factor-based RBC requirements and the adoption of new factors, which increased capital requirements on some securities and decreased capital requirements on others. The impact on our RBC ratio is expected to be manageable. The new factors will become effective on December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
10.1+
Second Amendment, Number 2021-1 to the Investment Advisory, Management and Support Services Agreement, entered into as of January 1, 1997, as amended by Amendment 2015-1, between VRIAC and Voya Investment Management Co. LLC.

10.2+	Investment Support Services Agreement entered into as of August 14, 2021 between Voya Investment Management Co. LLC. And VRIAC
31.1+	Certificate of Michael Katz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Michael Katz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2021			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael Katz
Michael Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

