Form 10-K
period 2021-12-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2022-03-11
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of March 8, 2022, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.
NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2021

As used in this Annual Report on Form 10-K, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition" and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations; (xi) changes in the policies of governments and/or regulatory authorities; and (xii) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the Individual Life Transaction that closed on January 4, 2021, including the transition services on the expected timeline and economic terms, and (xiv) other factors described in the section "Item 1A. Risk Factors."

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

Effective as of March 1, 2021, VRIAC acquired 49.9% of the issued and outstanding common stock of Voya Special Investments, Inc. from Voya Financial. The investment has been accounted for as an equity method investment and recognized within Other investments in Consolidated Balance Sheets. Also, effective as of March 1, 2021, the Company acquired $80 million of Security Life of Denver Company ("SLD") issued surplus notes and $73 million of Resolution (Life U.S. Intermediate Holdings Ltd.) issued preferred shares from affiliated entities, which were received in connection with the Individual Life Transaction.

On June 9, 2021, Voya Financial completed the sale of the independent financial planning channel of Voya Financial Advisors ("VFA") to Cetera Financial Group, Inc. (“Cetera”), one of the nation’s largest networks of independently managed broker-dealers. VFA is one of the channels through which VRIAC distributes its products. In connection with this transaction, VFA transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 500 field and phone-based financial professionals who support our business

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability. In addition to these non-insurance subsidiaries, VRIAC also has the wholly-owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

Description of Business

We offer qualified and non-qualified annuity contracts that include a variety of funding and payout options for employer-sponsored retirement plans as well as some individual plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as non-qualified deferred compensation plans and related services. Our products are offered primarily to small and mid-sized corporations, public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations, state and local governments, and individuals. We also provide stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to us. We discontinued sales of these solutions in late 2016 to better align business activities to our priorities. This business was transferred as part of the Individual Life Transaction described further under "Organization of Business". Our products are generally distributed through third-party brokers and advisors, third-party administrators, pension consultants, and representatives associated with Voya Financial's owned broker-dealer and investment advisor, VFA.

We have one operating segment, which offers the products described below.

Products and Services

Our products include deferred and immediate (i.e., payout) annuity contracts. Our products also include programs offered to qualified plans and non-qualified deferred compensation plans that package administrative and record-keeping services, participant education, and a broad suite of financial wellness offerings including retirement and financial planning guidance and advisory products, tools and services along with a variety of variable and fixed investment solutions that include proprietary and non-proprietary options. In addition, we offer wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with us. Stable value products are also provided to institutional plan sponsors where we may or may not be providing other employer sponsored products and services.

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

In connection with programs offered to qualified plans and non-qualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, we may receive 12b-1 and service plan fees, as well as compensation from the affiliated or non-affiliated fund's advisor, administrator, or other affiliated entity for the performance of certain shareholder services.

We may also receive other fees or charges depending on the nature of the products.

Strategy, Method of Distribution and Principal Markets

Our products are offered primarily to small and mid-sized corporations, public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations, state and local governments, and individuals. Our products are generally distributed through independent brokers and advisors, third-party administrators, consultants, and representatives associated with Voya Financial's owned broker-dealer and investment advisor, VFA.

We are not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2021. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on us.

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

	December 31,
	2021	2020
Deposits:
Variable annuities	$9,439	$8,452
Fixed annuities	2,153	2,071
Total annuities	11,592	10,523
Other products	802	1,854
Total deposits	$12,394	$12,377

Assets under management:
Variable annuities	$86,758	$77,322
Fixed annuities	28,910	31,145
Total annuities	115,668	108,467
Other products	12,329	12,252
Total assets under management	$127,997	$120,719

Assets under administration	388,611	344,903
Total assets under management and administration	$516,608	$465,622

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

Employees and Other Shared Services

VRIAC had 1,637 employees as of December 31, 2021, primarily focused on managing new business processing, product distribution, marketing, customer service and product management for us and certain of our affiliates, as well as providing product development, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

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

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company's assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2021, our Total Adjusted Capital exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

Effective December 31, 2021, The NAIC adopted changes to the RBC requirements for certain investment portfolio assets. The changes led to an expansion in the number of NAIC asset class categories for factor-based RBC requirements and the adoption of new factors, which increased capital requirements on some securities and decreased capital requirements on others. The impact on our RBC ratio is expected to be manageable. In connection with this change, we have lowered our target RBC ratio to 375%.

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

We do not anticipate regulatory action as a result of the 2021 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this undiscounted liability to be minimal as of December 31, 2021 and 2020. We have also recorded an asset of $8 million and $9 million as of December 31, 2021 and 2020, respectively, for future credits to premium taxes. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed and enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. These laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain.

In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law (the “Model Law”), intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. These laws are designed to ensure that licensees of the Department of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. Alabama, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maine, Michigan, Mississippi, New Hampshire, North Dakota, Ohio, South Carolina and Virginia have adopted versions of the Model Law, each with a different effective date, and other states may adopt versions of the Model Law in the future. In February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that is not based on the Model Law, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry". NYDFS’s Cybersecurity Requirements specifically provide for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS.

During 2022, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

Department of Labor Rule Regarding Fiduciaries

In June 2020, the Department of Labor (“DOL”) adopted a revised interpretation to the five part test to determine investment advice fiduciary status under Title I of ERISA. In December 2020, the DOL also adopted a prohibited transaction exemption that, subject to meeting certain requirements, will allow investment advice fiduciaries to receive compensation that might not otherwise be considered an ERISA prohibited transaction. We do not believe compliance with the fiduciary interpretation or the prohibited transaction exemption will have a material impact on us. We anticipate other state and federal regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If these additional rules are more onerous than Regulation BI and DOL rules, or do not coordinate with Regulation BI and DOL rules, the impact on us could be more substantial.

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

Privacy Laws and Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection, use, and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:
•provide additional protections regarding the use and disclosure of certain information such as national identifier numbers (e.g., social security numbers);
•require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information;
•require financial institutions to implement effective programs to detect, prevent, and mitigate identity theft;
•regulate the ability of financial institutions to make telemarketing calls and send e-mail, text, or fax messages to consumers and customers;
•require oversight of third parties that have access to, and handle, personal information; and
•prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Some countries have also instituted laws requiring in-country data processing and/or in-country storage of the personal data of its citizens. Compliance with such laws could result in higher technology, administrative and other costs for us and could affect how products and services are offered or require us to structure our businesses, operations and systems in less efficient ways.

Certain of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), along with its implementing regulations, which restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices, provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information and imposes requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines.

We are subject to numerous state laws governing the protection of personal and confidential information of our clients or employees, including the NYDFS Cybersecurity Regulation which mandates detailed cybersecurity standards for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. We are subject to certain other states cybersecurity standards, including in states that have adopted the NAIC Insurance Data Security Model Law. For more information, see “—Cybersecurity Regulatory Activity.”

We are also subject to California law, including the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020. The CCPA established a privacy framework for covered businesses which collect and process the personal information of California consumers. It includes a broad definition of personal information, affords California residents certain individual rights of access and deletion regarding their personal data, and limits the “sale” of such information, which is also broadly construed to include making personal information available to third parties for valuable consideration. The CCPA established potentially severe statutory damages for businesses that fail to implement reasonable security measures to protect against breaches of personal information, and includes a broad private right of action available to affected consumers. The CCPA excludes data subject to the GLBA; however, this is not an entity-wide exception. The breach of California consumers’ personal data, to the extent it involves data not covered by GLBA, represents a significant risk of liability.

Moreover, the legal landscape relating to data privacy and data protection is quickly evolving, which may increase operational and compliance costs associated with new or amended laws and regulations. For instance, since the CCPA was enacted in 2018, the California Attorney General has issued several draft implementing regulations, including following the CCPA coming into force in 2020. In November 2020, the California Privacy Rights Act (the “CRPA”) was approved by California voters to amend the CCPA and to establish a new data protection authority, the California Privacy Protection Agency, authorized to promulgate new data protection regulations. Adapting our business and practices to the CCPA, as amended by the CPRA, and any forthcoming regulations, may be burdensome and could involve substantial additional or diverted resources.

More broadly, the General Data Protection Regulation (“GDPR”) which regulates data protection for all individuals within the European Union (“EU”), including foreign companies processing data of EU residents, became effective on May 25, 2018 and applies to all of our subsidiaries operating in the EU. The U.K. has also implemented the GDPR (the “U.K. GDPR”). The GDPR and the U.K. GDPR set out a number of requirements that must be complied with when handling the personal data of such EU and U.K. based data subjects respectively including: the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability; the principal of accountability and the obligation to make public notification of significant data breaches. The GDPR and the U.K. GDPR include restrictions on transfers outside the U.K. and the European Economic Area (including Switzerland) and the requirement to include specific data protection provisions in agreements with data processors. The GDPR and the U.K. GDPR enhance individuals’ rights, introduces complex and far-reaching company obligations and increases penalties significantly in case of violation. The interpretation and application of data protection laws in the U.S., Europe and elsewhere are developing and are often uncertain and in flux. The introduction of the U.K. GDPR and the GDPR, and any resultant changes in U.K. or EU member states’ national laws and regulations, may increase our compliance obligations and costs and may necessitate the review and implementation of policies and processes relating to our collection and use of data. It is possible that these laws or cybersecurity regulations may be interpreted and applied in a manner that is inconsistent with our data protection or security practices.

On October 21, 2019, the NAIC formed a Privacy Protections Working Group to review state insurance privacy protections regarding the collection, use and disclosure of information gathered in connection with insurance transactions. During its meeting on July 30, 2020, the Privacy Protections Working Group indicated that it would begin a gap analysis of existing privacy protections in order to identify differences in coverage between different privacy regimes, focusing on consumer issues, industry obligations, and regulatory enforcement. The Privacy Protections Working Group continues to work on this gap analysis, which could result in recommended changes to certain NAIC model laws and regulations related to privacy.

Additionally, we are subject to the terms of our privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause consumers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection (in particular those that impact the use of machine intelligence) and cross-border transfers of consumer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. For example, our use of certain vendors outside of the United States to perform services on our platform could subject us to additional data protection regimes and increased risk of noncompliance. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny.

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

We have also faced, and are likely to continue to face, disruption of our normal business operations, including the ability to interact with existing or potential clients. While most states have lifted their restrictions requiring mandatory business shutdowns and stay-at-home orders, the resurgence and persistence of new infections and variants in many U.S. states has slowed the reopening of the U.S. economy. Although our business has been deemed an essential service in most or all jurisdictions in which we operate, the vast majority of our employees have been working from home since March 2020. While our work from home arrangements have not created any significant problems, if such problems were to arise in the future, such that significant portions of our workforce are unable to work remotely in an effective manner, the impact of COVID-19 on our business could be exacerbated. Further, while the ability to impose federal vaccine mandates has been curtailed by the U.S. Supreme Court, we continue to be subject to various state and local mandates that would require at least a portion of our U.S. employees to be vaccinated, which could potentially impact our workforce.

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

Conversely, an increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. A decrease in the estimated fair value of our investment portfolio would result in a reduction in GAAP equity and an increase in our leverage ratios. An increase in market interest rates could also create increased collateral posting requirements associated with our interest rate hedge programs and Federal Home Loan Bank ("FHLB") funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expense and reduce our results of operations.
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

We are currently subject to periodic review by independent credit rating agencies S&P, Moody's, and Fitch, each of which currently maintain an investment grade rating with respect to us. Our ability to obtain secured or unsecured debt financing and our cost of secured or unsecured debt financing is dependent, in part, on our credit ratings. Maintaining our credit ratings depends in part on strong financial results and in part on other factors, including the outlook of the rating agencies on our sector and the market generally. A credit rating downgrade could negatively impact our ability to obtain secured or unsecured financing and increase borrowing costs.

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

In addition, rating agencies may implement changes to their capital models that may favorably or unfavorably affect our ratings.

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

We cede life insurance policies and annuity contracts or certain risks related to life insurance policies and annuity contracts to other insurance companies using various forms of reinsurance including coinsurance, modified coinsurance, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to bear the entire unresolved liability for claims on the reinsured policies. In addition, a reinsurer insolvency or loss of accredited reinsurer status may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves.

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

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain guaranteed minimum death and living benefits. We are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of the state of Connecticut, our state of domicile. (For additional discussion of how the NAIC calculates RBC ratios, see “Item 1. Business - Financial Regulation - Risk-Based Capital”).

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses (which are sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC's instructions with respect to RBC calculation methodologies. The NAIC incorporated an expanded bond designations proposal, including new factors. This resulted in an increase in capital needed to satisfy RBC requirements. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies' expectations. To the extent that our RBC ratios are deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce our capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

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

Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS.

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

Current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products, and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits could make some of our products less attractive to customers. Reductions in individual income tax rates or estate tax rates could also make some of our products less advantageous to customers. Changes in federal tax laws that reduce the amount an individual can contribute on a pre-tax basis to an employer-provided, tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or changes that would limit an individual’s aggregate amount of tax-deferred savings could make our products less attractive to customers.

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

During the year ended December 31, 2021, VRIAC declared and paid ordinary dividends to its Parent in the aggregate amount of $78 million, as well as an extraordinary dividend in the aggregate amount of $474 million. During the year ended December 31, 2020 and December 31, 2019, VRIAC paid an ordinary dividend in the amount of $294 million and $396 million to its Parent, respectively.

During the year ended December 31, 2021, VRIAC received a $318 million capital contribution from its Parent, comprised of cash and non-cash assets. During the year ended December 31, 2020, VRIAC did not receive capital contributions from its Parent. During the year ended December 31, 2019, VRIAC received capital contributions of $57 million from its Parent.

Item 6.    Reserved

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2021 and 2020, and financial condition as of December 31, 2021 and 2020. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K. For discussion and analysis of our results of operations for the years ended December 31, 2020 and 2019, refer to our 2020 Annual Report on Form 10-K filed with the SEC on March 16, 2021.

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

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC for no cash consideration. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability In addition to these non-insurance subsidiaries, VRIAC also has the wholly-owned non-insurance subsidiary, Voya Financial Partners, LLC ("VFP").

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

Concurrently with the sale, SLD entered into reinsurance agreements with ReliaStar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC reinsured to SLD a 100% quota share, and RLNY reinsures to SLD a 75% quota share, of their respective in-scope individual life insurance and annuities businesses. RLI, RLNY, and VRIAC remain subsidiaries of Voya Financial. These reinsurance transactions were substantially carried out on a coinsurance or modified coinsurance basis, with SLD’s reinsurance obligations collateralized by invested assets placed in a comfort trust. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") resulted in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products were ceded to SLD and related assets transferred.

Furthermore, upon closing of the Individual Life Transaction on January 4, 2021, we had $63 million of pre-tax deferred intangibles associated with the divested businesses. The deferred intangibles consist of deferred cost of reinsurance ("COR") established as a result of the Individual Life transaction. The aggregate deferred intangibles are amortized as a charge to earnings over the life of the underlying policies. Additionally, for the portion of the reinsurance transactions that involve policies that do not meet risk transfer, a deposit asset was established in the amount of $1.5 billion on a pre-tax basis. This compares to liabilities related to Contract owner account balances that currently exist for the related underlying policies.

Effective as of March 1, 2021, Voya Retirement Insurance and Annuity Company acquired 49.9% of the issued and outstanding common stock of Voya Special Investments, Inc. from Voya Financial, Inc. The investment has been accounted for as an equity method investment and recognized within Other investments in Consolidated Balance Sheets. Also, effective as of March 1, 2021, the Company acquired $80 million of SLD issued surplus notes and $73 million of Resolution (Life U.S. Intermediate Holdings Ltd.) issued preferred shares from affiliated entities, which were received in connection with the Individual Life Transaction.

On June 9, 2021, Voya Financial completed the sale of the independent financial planning channel of Voya Financial Advisors ("VFA") to Cetera Financial Group, Inc, ("Cetera"), one of the nation’s largest networks of independently managed broker-dealers. VFA is one of the channels through which VRIAC distributes its products. In connection with this transaction, VFA transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 500 field and phone-based financial professionals who support our business.

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

Insurance and Other Reserves

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions, which are "locked-in" at inception of the contracts, include interest rates, mortality and expenses, and are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.4% to 5.3%. Due to the locked-in assumptions, sensitivity associated with these contracts do not result in significant impacts to our results of operations.

Although assumptions are locked-in upon the issuance of payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

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

Stabilizer and MCG: We also issue stabilizer ("Stabilizer") contracts that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. The managed custody guarantee product ("MCG") is a stand-alone derivative and is measured in its entirety at estimated fair value.

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

Assumptions and Periodic Review

Assumptions deemed critical to the DAC and VOBA estimates include the long-term equity rate of return, long-term interest rate, and future mortality. Changes in assumptions can have a significant impact on DAC and VOBA balances, amortization rates, reserve levels, and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC and VOBA, reserves, and the related results of operations.

•One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. We use a reversion to the mean approach, which assumes that the market returns over the entire mean reversion period are consistent with a long-term level of equity market appreciation. We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates an 8% long-term equity return assumption, a 14% cap and a five-year look-forward period.
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

During the third quarter of 2021 and 2020, we conducted our annual review of assumptions, including projection model inputs, which resulted in net favorable/(unfavorable) unlocking of DAC and VOBA of $20 million and $(138) million, respectively.

Unlocking in the third quarter of 2021 was primarily driven by changes in asset return assumptions. Unlocking in the third quarter of 2020 was primarily driven by changes in long term interest and equity rates.

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

($ in millions)	As of December 31, 2021
Decrease in long-term equity rate of return assumption by 100 basis points	$(27)
A change to the long-term interest rate assumption of -50 basis points	(24)
A change to the long-term interest rate assumption of +50 basis points	15
A one-time, 10% decrease in equity market values	(7)

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

Valuation of Investments and Derivatives

Our investment portfolio includes certain investments recorded at fair value and consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, short-term investments, other invested assets and derivative financial instruments. We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors, and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products.

See the Investments Note and the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Investments

We measure the fair value of our financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, including our own credit risk. The estimate of fair value is the price that would be received to sell an asset or paid to transfer a liability ("exit price") in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We use a number of valuation sources to determine the fair values of our financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

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

For additional information regarding the fair value of our investments and derivatives, see the Fair Value Measurements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. For additional information regarding the sensitivities of interest rate risk and equity market price risk and impact on investments and derivatives, see the Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Impairments

Fixed maturities, available-for-sale, and mortgage loans on real estate can be subject to credit impairment, which can have a significant effect on the results of operations. Refer to the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for an understanding of our methodology and significant inputs considered within the allowance for credit losses and impairments. For additional information regarding the evaluation process for credit impairments, refer to the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

For additional understanding over the Company's valuation allowance, refer to the Business, Basis of Presentation and Significant Accounting Policies Note in Part II, Item 8. of this Annual report on Form 10-K.

Tax Contingencies

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained under examination by the applicable taxing authority. We also consider positions that have been reviewed and agreed to as part of an examination by the applicable taxing authority. For items that meet the more-likely-than-not recognition threshold, we measure the tax position as the largest amount of benefit that is more than 50% likely to be realized upon ultimate resolution with the applicable tax authority that has full knowledge of all relevant information. Tax positions that do not meet the more-likely-than-not standard are not recognized.

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

Results of Operations

	Year ended December 31,
($ in millions)	2021	2020	Change
Revenues:
Net investment income	$1,949	$1,858	$91
Fee income	1,088	905	183
Premiums	(2,425)	32	(2,457)
Broker-dealer commission revenue	2	2	—
Total net gains (losses)	166	(310)	476
Other revenue	38	(1)	39
Total revenues	818	2,486	(1,668)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(1,483)	1,049	(2,532)
Operating expenses	1,213	1,090	123
Broker-dealer commission expense	2	2	—
Net amortization of Deferred policy acquisition costs and Value of business acquired	97	192	(95)
Interest expense	—	1	(1)
Total benefits and expenses	(171)	2,334	(2,505)
Income (loss) before income taxes	989	152	837
Income tax expense (benefit)	163	(14)	177
Net income (loss)	$826	$166	$660

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Revenues

Fee income increased by $183 million from $905 million to $1,088 million primarily due to:

•an increase in separate account and institutional/mutual fund assets under management driven by equity market performance.

Premiums decreased by $2,457 million from $32 million to an unfavorable $2,425 million primarily due to:

•the ceding of the Pension Risk Transfer (PRT) and annuity business to Resolution as part of the Life Transaction.

Net gains (losses) changed by $476 million from a loss of $310 million to a gain of $166 million primarily due to:

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

Other revenue increased by $39 million from $(1) million to $38 million primarily due to:

•TSA service fees with Resolution resulting from the Life Transaction.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased by $2,532 million from $1,049 million to $(1,483) million primarily due to:

•the ceding of the Pension Risk Transfer (PRT) and annuity business to Resolution as part of the Life Transaction.

Operating expenses increased by $123 million from $1,090 million to $1,213 million primarily due to:

• an increase in growth-based expenses and higher bonuses due to stronger performance in the current period.

Net amortization of DAC and VOBA decreased by $95 million from $192 million to $97 million primarily due to:

•favorable DAC/VOBA unlocking in the current period compared to unfavorable unlocking in the prior period due to annual assumption updates.

The decrease was partially offset by:

•higher amortization as a result of gains realized from asset liquidation attributable to the Individual Life Transaction; and
•DAC/VOBA balance within the Annuities business being written down to zero in Q1 2021 as the block did not pass LRT.

Income tax expense (benefit) changed by $177 million from a benefit of $(14) million to an expense of $163 million due to:

•an increase in income before income taxes.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2021		December 31, 2020
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$24,360	75.6%	$28,043	77.9%
Fixed maturities, at fair value option	1,253	3.9%	1,730	4.8%
Equity securities, at fair value	141	0.4%	116	0.3%
Short-term investments(1)	—	—%	17	—%
Mortgage loans on real estate	4,222	13.1%	4,627	12.9%
Policy loans	171	0.5%	187	0.5%
Limited partnerships/corporations	980	3.0%	815	2.3%
Derivatives	149	0.5%	145	0.4%
Securities pledged	799	2.5%	220	0.7%
Other investments	143	0.5%	43	0.2%
Total investments	$32,218	100.0%	$35,943	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	December 31, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$554	2.3%	$691	2.6%
U.S. Government agencies and authorities	20	0.1%	20	0.1%
State, municipalities, and political subdivisions	716	2.9%	803	3.0%
U.S. corporate public securities	7,314	30.1%	8,269	31.4%
U.S. corporate private securities	3,620	14.9%	3,939	14.9%
Foreign corporate public securities and foreign governments(1)	2,352	9.7%	2,591	9.8%
Foreign corporate private securities(1)	2,563	10.5%	2,703	10.2%
Residential mortgage-backed securities	3,081	12.7%	3,164	12.0%
Commercial mortgage-backed securities	2,766	11.4%	2,881	10.9%
Other asset-backed securities	1,341	5.4%	1,351	5.1%
Total fixed maturities, including securities pledged	$24,327	100.0%	$26,412	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2020
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$535	2.0%	$721	2.4%
U.S. Government agencies and authorities	18	0.1%	19	0.1%
State, municipalities, and political subdivisions	698	2.6%	814	2.7%
U.S. corporate public securities	7,632	28.7%	9,156	30.6%
U.S. corporate private securities	3,870	14.6%	4,379	14.6%
Foreign corporate public securities and foreign governments(1)	2,539	9.6%	2,951	9.8%
Foreign corporate private securities(1)	2,991	11.3%	3,303	11.0%
Residential mortgage-backed securities	4,071	15.3%	4,237	14.1%
Commercial mortgage-backed securities	2,712	10.2%	2,893	9.6%
Other asset-backed securities	1,500	5.6%	1,520	5.1%
Total fixed maturities, including securities pledged	$26,566	100.0%	$29,993	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2021, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

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

Information about certain of our fixed maturity securities holdings by NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings, Inc. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2021 and 2020 the weighted average NAIC quality rating of our fixed maturities portfolio was 1.6 and 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2021 and 2020, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:
•when three ratings are received then the middle rating is applied;
•when two ratings are received then the lower rating is applied;
•when a single rating is received, the ARO rating is applied; and
•when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	20	—	—	—	—	—	20
State, municipalities and political subdivisions	737	65	1	—	—	—	803
U.S. corporate public securities	2,697	5,285	239	41	7	—	8,269
U.S. corporate private securities	1,315	2,300	243	79	2	—	3,939
Foreign corporate public securities and foreign governments(1)	789	1,689	106	7	—	—	2,591
Foreign corporate private securities(1)	223	2,202	146	67	—	65	2,703
Residential mortgage-backed securities	3,116	22	—	1	10	15	3,164
Commercial mortgage-backed securities	2,488	332	54	7	—	—	2,881
Other asset-backed securities	1,112	221	4	6	8	—	1,351
Total fixed maturities	$13,188	$12,116	$793	$208	$27	$80	$26,412
% of Fair Value	49.9%	45.9%	3.0%	0.8%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$721	$—	$—	$—	$—	$—	$721
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	750	63	1	—	—	—	814
U.S. corporate public securities	3,198	5,468	450	35	5	—	9,156
U.S. corporate private securities	1,528	2,472	285	85	9	—	4,379
Foreign corporate public securities and foreign governments(1)	1,108	1,704	128	11	—	—	2,951
Foreign corporate private securities(1)	276	2,763	94	170	—	—	3,303
Residential mortgage-backed securities	3,947	188	68	—	13	21	4,237
Commercial mortgage-backed securities	2,648	203	38	4	—	—	2,893
Other asset-backed securities	1,353	147	5	7	8	—	1,520
Total fixed maturities	$15,548	$13,008	$1,069	$312	$35	$21	$29,993
% of Fair Value	51.8%	43.4%	3.6%	1.0%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	18	—	2	—	—	20
State, municipalities and political subdivisions	47	465	225	65	1	803
U.S. corporate public securities	46	483	2,429	5,047	264	8,269
U.S. corporate private securities	32	68	1,147	2,447	245	3,939
Foreign corporate public securities and foreign governments(1)	8	176	716	1,562	129	2,591
Foreign corporate private securities(1)	—	29	198	2,266	210	2,703
Residential mortgage-backed securities	2,089	214	159	222	480	3,164
Commercial mortgage-backed securities	1,167	289	580	753	92	2,881
Other asset-backed securities	150	303	647	217	34	1,351
Total fixed maturities	$4,248	$2,027	$6,103	$12,579	$1,455	$26,412
% of Fair Value	16.1%	7.7%	23.1%	47.6%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2020
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$721	$—	$—	$—	$—	$721
U.S. Government agencies and authorities	19	—	—	—	—	19
State, municipalities and political subdivisions	56	489	201	67	1	814
U.S. corporate public securities	80	469	3,044	5,118	445	9,156
U.S. corporate private securities	65	105	1,384	2,478	347	4,379
Foreign corporate public securities and foreign governments(1)	8	283	914	1,586	160	2,951
Foreign corporate private securities(1)	—	30	276	2,760	237	3,303
Residential mortgage-backed securities	3,006	266	115	215	635	4,237
Commercial mortgage-backed securities	1,128	333	589	724	119	2,893
Other asset-backed securities	297	361	680	146	36	1,520
Total fixed maturities	$5,380	$2,336	$7,203	$13,094	$1,980	$29,993
% of Fair Value	17.9%	7.8%	24.0%	43.7%	6.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $4 million from $107 million to $111 million for the year ended December 31, 2021. The modest increase in unrealized losses was driven by moderately higher interest rates in the front end of the yield curve. Gross unrealized losses on fixed maturities, including securities pledged, increased $44 million from $63 million to $107 million for the year ended December 31, 2020. The increase in gross unrealized capital losses was primarily due to rising interest rates and widening credit spreads.

As of December 31, 2021, we held no fixed maturity securities with unrealized capital loss in excess of $10 million. As of December 31, 2020, we held three fixed maturity securities with unrealized capital loss in excess of $10 million. The unrealized capital losses on these fixed maturity securities equaled $34 million, or 31.5% of the total unrealized losses.

As of December 31, 2021, we had $1.6 billion of energy sector fixed maturity securities, constituting 6.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $14 million, including no energy sector fixed maturity securities with unrealized capital loss in excess of $10 million. As of December 31, 2021, our fixed maturity exposure to the energy sector was comprised of 87.0% investment grade securities.

As of December 31, 2020, we held $1.8 billion of energy sector fixed maturity securities, constituting 6.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $22 million, including one energy sector fixed maturity security with unrealized capital loss in excess of $10 million. The unrealized capital loss on this fixed maturity security equaled $12 million. As of December 31, 2020, our fixed maturity exposure to the energy sector was comprised of 83.3% investment grade securities. See the Investments Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on unrealized capital losses.

Residential Mortgage-Backed Securities

The following table presents our residential mortgage-backed securities as of December 31, 2021 and 2020:

	December 31, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,501	$60	$5	$3	$1,559
Prime Non-Agency	1,543	31	14	1	1,561
Alt-A	27	5	1	3	34
Sub-Prime(1)	25	3	—	—	28
Total RMBS	$3,096	$99	$20	$7	$3,182
(1) Includes subprime other asset backed securities.
	December 31, 2020
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$2,286	$110	$2	$6	$2,400
Prime Non-Agency	1,732	55	12	1	1,776
Alt-A	39	5	1	4	47
Sub-Prime(1)	28	4	—	—	32
Total RMBS	$4,085	$174	$15	$11	$4,255
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following table presents our commercial mortgage-backed securities as of December 31, 2021 and 2020:

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$453	$503	$30	$31	$95	$98	$48	$49	$49	$47	$675	$728
2015	132	146	77	80	34	35	54	54	15	15	312	330
2016	23	25	16	17	22	23	24	24	—	—	85	89
2017	53	58	18	18	46	47	35	36	22	23	174	182
2018	72	80	19	19	74	75	47	48	2	2	214	224
2019	146	163	31	31	112	114	198	199	6	5	493	512
2020	64	66	22	22	45	46	118	119	—	—	249	253
2021	126	126.0	71	71	142	142	225	224	—	—	564	563
Total CMBS	$1,069	$1,167	$284	$289	$570	$580	$749	$753	$94	$92	$2,766	$2,881

	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2014 and prior	$448	$525	$93	$95	$109	$113	$80	$81	$41	$41	$771	$855
2015	162	187	89	96	41	42	72	74	21	21	385	420
2016	30	33	17	18	29	32	25	25	—	—	101	108
2017	56	63	31	31	61	61	49	50	35	35	232	240
2018	74	86	26	26	141	144	101	100	13	14	355	370
2019	138	162	39	39	133	130	269	274	8	8	587	613
2020	70.0	72.0	27	28	66	67	118	120	—	—	281	287
Total CMBS	$978	$1,128	$322	$333	$580	$589	$714	$724	$118	$119	$2,712	$2,893

As of December 31, 2021, 86.4% and 11.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 91.5% and 7.0% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following table presents our other asset-backed securities as of December 31, 2021 and 2020:

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$100	$101	$233	$233	$568	$568	$71	$70	$19	$17	$991	$989
Auto-Loans	—	—	1	1	5	6	—	—	—	—	6	7
Student Loans	12	12	66	68	6	6	2	2	—	—	86	88
Credit Card loans	—	—	—	—	2	2	—	—	—	—	2	2
Other Loans	35	37	1	1	63	64	141	145	—	—	240	247
Total Other ABS(1)	$147	$150	$301	$303	$644	$646	$214	$217	$19	$17	$1,325	$1,333
(1) Excludes subprime other asset backed securities
	December 31, 2020
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$224	$223	$258	$259	$556	$554	$8	$8	$22	$19	$1,068	$1,063
Auto-Loans	1	1	10	10	7	7	—	—	—	—	18	18
Student Loans	30	31	80	84	32	33	1	2	—	—	143	150
Other Loans	37	41	9	9	81	85	129	136	—	—	256	271
Total Other ABS(1)	$292	$296	$357	$362	$676	$679	$138	$146	$22	$19	$1,485	$1,502
(1) Excludes subprime other asset backed securities

As of December 31, 2021, 82.2% and 16.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2020, 88.9% and 9.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of December 31, 2021 and 2020, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 and 2.2, times, respectively, and a weighted average LTV ratio of 46.6% and 46.0%, respectively. See the Investments Note and Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

As of December 31, 2021, the Company's total European exposure had an amortized cost and fair value of $2,447 million and $2,602 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $196 million, which includes non-financial institutions exposure in Ireland of $37 million, in Italy of $91 million, and in Spain of $52 million. We also had financial institutions exposure in Italy of $5 million and in Spain of $11 million. We did not have any exposure to Greece or Portugal.

Among the remaining $2,406 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2021, our non-peripheral sovereign exposure was $67 million, which consisted of fixed maturities. We also had $430 million in net exposure to non-peripheral financial institutions with a concentration in France of $111 million, The Netherlands of $38 million, Switzerland of $76 million and the United Kingdom of $170 million. The balance of $1,914 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $1,242 million, in The Netherlands of $199 million, in Belgium of $119 million, in France of $252 million, in Germany of $175 million, in Switzerland of $172 million, and in Russia of $48 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk. The recent military conflict between Russia and Ukraine could also impact the valuation of our investments in that region.

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

The following discussion presents a review of our sources and uses of liquidity and capital. This discussion should be read in its entirety and in conjunction with the Off-Balance Sheet Arrangements and Aggregate Contractual Obligations table contained in Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7., of this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of December 31, 2021, VRIAC had an outstanding receivable of $130 million and VIPS had a $19 million outstanding payable. As of December 31, 2020, we had an outstanding receivable of $653 million and VIPS had a $7 million outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 49.1% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2021, VRIAC had securities lending collateral assets of $676 million, which represents approximately 0.5% of its general account statutory admitted assets. As of December 31, 2020, VRIAC had securities lending collateral assets of $74 million, which represents approximately 0.1% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the year ended December 31, 2021, VRIAC declared and paid ordinary dividends to its Parent in the aggregate amount of $78 million, as well as an extraordinary dividend in the aggregate amount of $474 million. During the year ended December 31, 2020 and December 31, 2019, VRIAC paid an ordinary dividend in the amount of $294 million and $396 million to its Parent, respectively.

During the year ended December 31, 2021, VRIAC received a $318 million capital contributions from its Parent, comprised of cash and non-cash assets. During the year ended December 31, 2020, VRIAC did not receive capital contributions from its Parent. During the year ended December 31, 2019, VRIAC received capital contributions of $57 million from its Parent.

Collateral

Under the terms of our Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, we may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2021, we held $8 million and $2 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2020, we held $5 million and $43 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2021, we delivered $60 million of securities and held $2 million securities as collateral. As of December 31, 2020, we delivered $77 million of securities and held no securities as collateral.

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

Our financial strength and credit ratings as of the date of this Annual Report on Form 10-K are summarized in the following table.

Company	Fitch	Moody's	S&P
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A	A2	A+

Rating Agency	Financial Strength Rating Scale
Fitch(1)	"AAA" to "C"
Moody's(2)	"Aaa" to "C"
S&P(3)	"AAA" to "R"
(1) Fitch's financial strength ratings for insurance companies range from "AAA (exceptionally strong)" to "C (distressed)." Long-term credit ratings range from
"AAA (highest credit quality)," which denotes exceptionally strong capacity for timely payment of financial commitments, to "D (default)."
(2) Moody’s financial strength ratings for insurance companies range from "Aaa (exceptional)" to "C (lowest)." Numeric modifiers are used to refer to the ranking within the group with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Long-term credit ratings range from "Aaa (highest)" to "C (default)."
(3) S&P's financial strength ratings for insurance companies range from "AAA (extremely strong)" to "D (default)." Long-term credit ratings range from "AAA
(extremely strong)" to "D (default)."

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In June 2021, Moody’s revised its outlook for the U.S. life insurance sector from negative to stable. In December 2021, Fitch revised its outlook for the U.S. life insurance sector from negative to neutral.

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

During 2020, we recaptured a reinsurance agreement with an affiliate that was accounted for under the deposit method. As of December 31, 2021 and 2020 we had no deposit assets or liabilities related to this agreement.

Effective, December 31, 2012, we entered into an automatic reinsurance agreement with Security Life of Denver International Limited ("SLDI"), to manage the reserve and capital requirements in connection with a portion of our deferred annuities business. Under the terms of the agreement, we reinsure to SLDI, on an indemnity reinsurance basis, a quota share of our liabilities on certain contracts. The quota share percentage with respect to the contracts that are delivered or issued for delivery in the State of New York is 90% and the quota share percentage with respect to the contracts that are delivered or issued for delivery outside of the State of New York is 100%. On March 26, 2020, this agreement was recaptured and resulted in a loss of $20 million that was recorded in the first quarter of 2020.

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

We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products. Derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Other net gains (losses) in the Consolidated Statements of Operations.

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net gains (losses) in the Consolidated Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net gains (losses) in the Consolidated Statements of Operations.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of December 31, 2021, the following table presents our on- and off- balance sheet contractual obligations due in various periods. The payments reflected in this table are based on our estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$663	$650	$13	$—	$—
Reserves for insurance obligations(2)(3)	37,434	2,205	4,492	4,708	26,029
Retirement and other plans(4)	91	9	18	18	46
Long-term debt obligation(5)	3	1	1	1	—
Securities lending and collateral held(6)	898	898	—	—	—
Total	$39,089	$3,763	$4,524	$4,727	$26,075
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
(3) Contractual obligations related to certain closed blocks that were divested through reinsurance to third parties with reserves in the amount of $1.1 billion, have been excluded from the table. Although we are not relieved of our legal liability to the contract holder for these closed blocks, third-party collateral of $1.3 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(6) Securities loaned and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements include non-cash collateral of $87 million.

Securities Pledged

See the Business, Basis of Presentation and Significant Accounting Policies Note and the Investments Note in Part II, Item 8. of this Annual report on 10-K for further information on our securities lending program.

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

As of December 31, 2021, we had $925 million in non-putable FHLB funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2021, we had assets with a market value of approximately $1.1 billion, which collateralized the FHLB funding agreements. As of December 31, 2021, our available collateral lending value was approximately $1.6 billion for VRIAC.

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

The Department recognizes as capital and surplus those amounts determined in conformity with statutory accounting practices prescribed by the Department. Statutory capital and surplus of VRIAC was $2.2 billion and $2.0 billion for the years ended December 31, 2021 and 2020, respectively.

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

Derivatives are financial instruments for which values are derived from interest rates, foreign currency exchange rates, financial indices, or other prices of securities or commodities. Derivatives include swaps, futures, options and forward contracts. Under U.S. insurance statutes, we may use derivatives to hedge market values or cash flows of assets or liabilities; to replicate cash market instruments; and for certain limited income generating activities. We are generally prohibited from using derivatives for speculative purposes. References below to hedging and hedge programs refer to our process of reducing exposure to various risks. This does not mean that the process necessarily results in hedge accounting treatment for the respective derivative instruments. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information regarding the Company's hedge accounting policies.

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

We use product design, pricing and asset/liability management ("ALM") strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See Risk Factors - Risks Related to Our Business - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates in Part I, Item 1A. of this Annual Report on Form 10-K. See the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information regarding derivative strategies on our material derivative types.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2021. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2021
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$26,412	$(1,790)	$1,910
Mortgage loans on real estate	—	4,495	(190)	200
Derivatives:
Interest rate contracts	10,532	6	34	(39)
Financial liabilities with interest rate risk:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(3)	—	35,256	(2,689)	3,074
Funding agreements with fixed maturities	—	925	(33)	31
Supplementary contracts, immediate annuities and other	—	267	(5)	6
Guaranteed benefit derivatives(3):
Stabilizer and MCGs	—	20	(20)	58
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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table presents the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2021. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts.

	As of December 31, 2021
		Hypothetical Change in Fair Value(1)
($ in millions)	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$141	$14	$(14)
Limited partnerships/corporations	980	59	(59)
(1) (Decreases) in assets are presented in parentheses and increase in assets are presented without parentheses.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $26.6 billion and $30.1 billion as of December 31, 2021 and 2020, respectively. Our credit risk materializes primarily as impairment losses and/or credit related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Voya Retirement Insurance and Annuity Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred policy acquisition costs and Value of business acquired
Description of the Matter	As disclosed in Note 1 and Note 5 to the consolidated financial statements, the Company’s deferred policy acquisition costs and value of business acquired (“DAC/VOBA”) totaled $409 million at December 31, 2021, net of unrealized gains and losses, which represented deferred acquisition costs and value of business acquired related to fixed and variable deferred annuity contracts. The carrying amount of the DAC related to fixed and variable deferred annuity contracts is the total of costs deferred, less amortization net of interest. The carrying amount of the VOBA related to fixed and variable deferred annuity contracts is the outstanding value of in-force business acquired, based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition, less amortization net of interest. DAC and VOBA related to fixed and variable deferred annuity contracts are amortized over the estimated lives of the contracts in relation to the emergence of estimated gross profits.

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

Accounting for Reinsurance Transaction on January 4, 2021
Description of the Matter	As discussed in Note 7 to the consolidated financial statements, on January 4, 2021, the Company entered into a reinsurance agreement with Resolution Life U.S. Holdings, Inc (Resolution Life US). As a result of the reinsurance transaction, the Company reinsured $3.5 billion of policyholder liabilities under indemnity coinsurance and modified coinsurance arrangements and recorded a reinsurance recoverable of $2.5 billion. The Company ceded $2.4 billion in premiums and $2.5 billion in policyholder benefits. The Company transferred invested assets with a fair market value of $3.7 billion as consideration for the reinsurance arrangements. The Company also recognized non-cash assets of $73 million and $1.5 billion relating to a cost of reinsurance asset and deposit asset, respectively.

Auditing the reinsurance transaction on January 4, 2021 was complex due to multiple elements of the transaction including the assessment of risk transfer, determination of the cost of reinsurance asset, accounting for transfers of assets and liabilities and recording of the reinsurance recoverable and deposit asset amounts.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the reinsurance agreement process including, among others, controls related to whether the agreement passes risk transfer, the determination of the cost of reinsurance, and the accounting for transfers of assets and liabilities and recording of the reinsurance recoverable and deposit asset amounts.

Our audit procedures included, among others, assessing the terms of the reinsurance agreement with certain subsidiaries of Resolution Life US, evaluating management’s risk transfer conclusion, testing the calculation of the cost of reinsurance and the recognized investments gains and benefit expense amounts, and testing the reinsurance recoverable and deposit asset recorded.

/s/ Ernst and Young LLP
We have served as the Company's auditor since 2001
San Antonio, Texas
March 11, 2022

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2021 and 2020
(In millions, except share and per share data)

	As of December 31,
	2021	2020
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $23,074 as of 2021 and $24,667 as of 2020; allowance for credit losses of $48 as of 2021 and $14 as of 2020)	$24,360	$28,043
Fixed maturities, at fair value using the fair value option	1,253	1,730
Equity securities, at fair value (cost of $141 as of 2021 and $116 as of 2020)	141	116
Short-term investments	—	17
Mortgage loans on real estate	4,233	4,694
Less: Allowance for credit losses	11	67
Mortgage loans on real estate, net	4,222	4,627
Policy loans	171	187
Limited partnerships/corporations	980	815
Derivatives	149	145
Securities pledged (amortized cost of $725 as of 2021 and $169 as of 2020)	799	220
Other investments	143	43
Total investments	32,218	35,943
Cash and cash equivalents	436	360
Short-term investments under securities loan agreements, including collateral delivered	808	249
Accrued investment income	285	304
Premiums receivable and reinsurance recoverable	3,598	1,219
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	422	173
Short-term loan to affiliate	130	653
Current income tax recoverable	—	5
Due from affiliates	70	118
Property and equipment	72	63
Other assets	1,635	242
Assets held in separate accounts	96,964	87,319
Total assets	$136,638	$126,648

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2021 and 2020
(In millions, except share and per share data)

	As of December 31,
	2021	2020
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$32,926	$33,127
Payable for securities purchased	—	26
Payables under securities loan agreements, including collateral held	811	208
Due to affiliates	110	125
Derivatives	144	216
Current income taxes	42	—
Deferred income taxes	227	439
Other liabilities	384	291
Liabilities related to separate accounts	96,964	87,319
Total liabilities	131,608	121,751

Commitments and Contingencies (Note 12)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2021 and 2020, respectively; $50 par value per share)	3	3
Additional paid-in capital	3,191	2,873
Accumulated other comprehensive income (loss)	1,423	1,882
Retained earnings	413	139
Total shareholder's equity	5,030	4,897
Total liabilities and shareholder's equity	$136,638	$126,648

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net investment income	$1,949	$1,858	$1,689
Fee income	1,088	905	877
Premiums	(2,425)	32	31
Broker-dealer commission revenue	2	2	2
Net gains (losses):
Total impairments	(2)	(37)	(41)
Less: Portion of impairments recognized in Other comprehensive income (loss)	—	—	2
Net impairments recognized in earnings	(2)	(37)	(43)
Other net gains (losses)	168	(273)	(101)
Total net gains (losses)	166	(310)	(144)
Other revenue	38	(1)	14
Total revenues	818	2,486	2,469
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(1,483)	1,049	1,013
Operating expenses	1,213	1,090	1,056
Broker-dealer commission expense	2	2	2
Net amortization of Deferred policy acquisition costs and Value of business acquired	97	192	65
Interest expense	—	1	1
Total benefits and expenses	(171)	2,334	2,137
Income (loss) before income taxes	989	152	332
Income tax expense (benefit)	163	(14)	32
Net income (loss)	$826	$166	$300

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$826	$166	$300
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(580)	748	1,324
Pension and other postretirement benefits liability	(1)	(1)	(1)
Other comprehensive income (loss), before tax	(581)	747	1,323
Income tax expense (benefit) related to items of other comprehensive income (loss)	(122)	157	276
Other comprehensive income (loss), after tax	(459)	590	1,047
Comprehensive income (loss)	$367	$756	$1,347

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2019	$3	$2,816	$108	$508	$3,435
Adjustment for adoption of ASU 2018-02	—	—	137	(137)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	300	300
Other comprehensive income (loss), after tax	—	—	1,047	—	1,047
Total comprehensive income (loss)					1,347
Dividends paid and distributions of capital	—	—	—	(396)	(396)
Contribution of capital	—	57	—	—	57
Balance as of December 31, 2019	3	2,873	1,292	275	4,443
Adjustment for adoption of ASU 2016-13	—	—	—	(8)	(8)
Comprehensive income (loss):
Net income (loss)	—	—	—	166	166
Other comprehensive income (loss), after tax	—	—	590	—	590
Total comprehensive income (loss)					756
Dividends paid and distributions of capital	—	—	—	(294)	(294)
Balance as of December 31, 2020	3	2,873	1,882	139	4,897
Net income (loss)	—	—	—	826	826
Other comprehensive income (loss), after tax	—	—	(459)	—	(459)
Total comprehensive income (loss)					367
Dividends paid and distributions of capital	—	—	—	(552)	(552)
Contribution of capital	—	318	—	—	318
Balance as of December 31, 2021	$3	$3,191	$1,423	$413	$5,030

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Year Ended December 31,
	2021	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$826	$166	$300
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(60)	(59)	(49)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	99	194	65
Net accretion/amortization of discount/premium	(21)	(7)	5
Future policy benefits, claims reserves and interest credited	705	757	568
Deferred income tax (benefit) expense	208	(20)	23
Net (gains) losses	(166)	310	144
Depreciation and amortization	8	10	21
(Gains) losses on limited partnerships/corporations	(147)	(23)	(35)
Change in:
Accrued investment income	19	(11)	9
Premiums receivable and reinsurance recoverable	(83)	85	105
Other receivables and asset accruals	(5)	21	55
Due to/from affiliates	33	(21)	2
Other payables and accruals	61	(84)	158
Other, net	(13)	(12)	(8)
Net cash provided by operating activities	1,464	1,306	1,363

	Year Ended December 31,
	2021	2020	2019

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	$4,832	$3,487	$3,956
Fixed maturities, trading	33	—	—
Equity securities	158	145	3
Mortgage loans on real estate	606	403	803
Limited partnerships/corporations	318	104	70
Acquisition of:
Fixed maturities	(5,743)	(4,988)	(4,582)
Fixed maturities, trading	(33)	—	—
Equity securities	(178)	(178)	(12)
Mortgage loans on real estate	(690)	(433)	(555)
Limited partnerships/corporations	(238)	(158)	(190)
Derivatives, net	(54)	46	23
Policy loans, net	16	18	5
Short-term investments, net	15	(15)	50
Short-term loan to affiliate, net	523	(584)	(69)
Collateral received (delivered), net	44	11	(86)
Receipts on deposit asset contracts	70	—	—
Other, net	(110)	(5)	(3)
Net cash used in investing activities	(431)	(2,147)	(587)
Cash Flows from Financing Activities:
Deposits received for investment contracts	$4,281	$5,197	$3,395
Maturities and withdrawals from investment contracts	(4,718)	(4,220)	(3,686)
Settlements on deposit liability contracts	—	(1)	(5)
Proceeds from loans with affiliates, net	12	7	—
Dividends paid and distributions of capital	(552)	(294)	(396)
Capital contribution from parent	20	—	57
Net cash (used in) provided by financing activities	(957)	689	(635)
Net increase (decrease) in cash and cash equivalents	76	(152)	141
Cash and cash equivalents, beginning of period	360	512	371
Cash and cash equivalents, end of period	$436	$360	$512

Supplemental cash flow information:
Income taxes paid (received), net	$(92)	$2	$(13)
Noncash capital contribution from parent	298	—	—

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

The Company derives its revenue mainly from (a) Investment income earned on investments, (b) Fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (c) Premiums, (d) Net gains (losses) on investments and changes in fair value of embedded derivatives on product guarantees, and (e) Other revenue which includes certain other fees. The Company's benefits and expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) Operating expenses, which include expenses related to the selling and servicing of the various products offered by us and other general business expenses, and (c) Amortization of DAC and VOBA. In addition, the Company collects broker-dealer commission revenues through Voya Financial Partners, LLC ("VFP"), which are, in turn, paid to broker-dealers and expensed.

The Company offers qualified and non-qualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as non-qualified deferred compensation plans and related services. The Company's products are offered primarily to public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations, state and local governments, small to mid-sized corporations and individuals. The Company also provides stable value investment options, including separate account guaranteed investment contracts (e.g., GICs) and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to the Company. The Company discontinued sales of these solutions to better align business activities to the Company's priorities. This business was transferred as part of the Individual Life Transaction described below. The Company's products are generally distributed through independent brokers and advisors, third-party administrators and consultants.

Products offered by the Company include deferred and immediate (i.e., payout) annuity contracts. The Company's products also include programs offered to qualified plans and non-qualified deferred compensation plans that package administrative and record-keeping services, participant education, and retirement readiness planning tools along with a variety of investment options, including proprietary and non-proprietary mutual funds and variable and fixed investment options. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. Stable value products are also provided to institutional plan sponsors where the Company may or may not be providing other employer sponsored products and services.

The Company has one operating segment.

Effective December 31, 2019, VRIAC’s sole shareholder, Voya Holdings, Inc., transferred ownership of Voya Institutional Plan Services, LLC (“VIPS”) and Voya Retirement Advisors, LLC (“VRA”) to VRIAC for no cash consideration. VIPS and VRA provide retirement recordkeeping and investment advisory services, respectively, and the transfer was made to more closely align recordkeeping and related activities of VRIAC’s retirement business. It also had the effect of reducing VRIAC's tax liability. In addition to these non-insurance subsidiaries, VRIAC owns the wholly-owned non-insurance subsidiary, VFP.

On January 4, 2021, VRIAC's ultimate parent, Voya Financial, Inc. ("Voya Financial"), completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

shares of the capital stock of Security Life of Denver Company ("SLD") and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI. Refer to the Reinsurance Note for additional information on the reinsurance transactions associated with the Resolution MTA.

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

On June 9, 2021, Voya Financial completed the sale of the independent financial planning channel of Voya Financial Advisors, Inc. ("VFA") to Cetera Financial Group, Inc. (“Cetera”), one of the nation’s largest networks of independently managed broker-dealers. VFA is one of the channels through which VRIAC distributes its products. In connection with this transaction, VFA transferred more than 800 independent financial professionals serving retail customers with approximately $38 billion in assets under advisement to Cetera, while retaining approximately 500 field and phone-based financial professionals who support our business.

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

The Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, VFP, VIPS, and VRA. Intercompany transactions and balances have been eliminated.

Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the Consolidated Financial Statements.

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

The Company's fixed maturities are generally designated as available-for-sale. In addition, the Company has fixed maturities accounted for using the fair value option ("FVO"), and in the second quarter of 2021, the Company established a trading portfolio of fixed maturity debt securities. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in AOCI and presented net of related changes in DAC, VOBA and Deferred income taxes. Trading securities are valued at fair value, with the changes in fair value recorded in Other net gains (losses) and interest income recorded in Net investment income in the Consolidated Statements of Operations. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Consolidated Balance Sheets.

Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Other net gains (losses). Changes in fair value associated with derivatives purchased to hedge CMOs are also recorded in Other net gains (losses).

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

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The change in the allowance for credit losses is recorded in Other net gains (losses). Loans are written off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously written-off and expected to be written-off.

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

Other Investments: Other investments are comprised primarily of the Company's investment in outstanding common stock of an affiliate, Voya Special Investments, Inc., which is accounted for as an equity method investment. Other investments also include Federal Home Loan Bank ("FHLB") stock and property obtained from foreclosed mortgage loans, as well as other miscellaneous investments. The Company is a member of the FHLB system and is required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value.

Securities Pledged: The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral, primarily cash, is required at a minimum rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Impairments

The Company evaluates its available-for-sale general account investments quarterly to determine whether a decline in fair value below the amortized cost basis has resulted from credit loss or other factors. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. A severe unrealized loss position on a fixed maturity may not have any impact on (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.

When assessing the Company's intent to sell a security, or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

When the Company has determined it has the intent to sell, or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net gains (losses) as impairments in the Consolidated Statements of Operations.

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

Changes in the allowance for credit losses are recorded in Net gains (losses) as impairments. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses. The Company evaluates the collectability of accrued interest receivable as part of its quarterly impairment evaluation of available-for-sale investments. Losses are recorded in Net investment income when the Company believes the uncollectability of the accrued interest receivable is confirmed.

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

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Other net gains (losses) in the Consolidated Statements of Operations.

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

Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. The ineffective portion of a hedging relationship subject to hedge accounting is recognized in Net gains (losses) in the Consolidated Statements of Operations.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized currently in Other net gains (losses). The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Consolidated Statements of Operations when the Company's earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date, or within two months of that date, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Other net gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net gains (losses).

The Company also has investments in certain fixed maturities and has issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net gains (losses). Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net gains (losses).

In addition, the Company previously had coinsurance with funds withheld reinsurance arrangements that were recaptured in March 2020, accounted for under the deposit method, that contained embedded derivatives, the fair value of which was based on the change in the fair value of the underlying assets held in trust. Changes in the fair value of the embedded derivatives are recorded in Interest credited and other benefits to contract owners/policyholders in the Consolidated Statements of Operations.

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

Amortization Methodologies
The Company amortizes DAC and VOBA related to deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking").

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

Assumptions
Changes in assumptions may have a significant impact on DAC and VOBA balances, amortization rates, reserve levels, and results of operations. Assumptions are management's best estimate of future outcome.

Several assumptions are considered significant in the estimation of gross profits associated with the Company's deferred annuity products. One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company uses a reversion to the mean approach, which assumes that the market returns over the entire mean reversion period are consistent with a long-term level of equity market appreciation. The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates an 8% long-term equity return assumption, a 14% cap and a five-year look-forward period.

Other significant assumptions used in the estimation of gross profits include general account investment returns, crediting rates, expense and fees as well as policyholder behavior assumptions such as premiums, surrenders and lapses.

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

As of December 31, 2021 and 2020, contract cost assets were $104 and $105, respectively. For the years ended December 31, 2021, 2020 and 2019, amortization expenses of $23, $23 and $23, respectively, were recorded in Operating expenses in the Consolidated Statements of Operations. There was no impairment loss in relation to the contract costs capitalized.

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

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 3.4% to 5.3%.

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
•Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 4.3% for the year 2021, 4.3% for the year 2020 and 5.3% for the year 2019. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.
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

FIA: The Company issued FIA contracts that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. Such embedded derivatives are recorded in Future policy benefits and contract owner account balances.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, are reported in Other net gains (losses) in the Consolidated Statements of Operations.

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

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the stabilizer ("Stabilizer") products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Future policy benefits and contract owner account balances. Changes in estimated fair value, that are not related to attributed fees collected or payments made, are reported in Other net gains (losses).

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

Financial Services Revenue
Revenue for various financial services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation. For advisory, recordkeeping and administration services of $514, $423 and $405 for the years ended December 31, 2021, 2020 and 2019, respectively, the Company recognizes revenue as services are provided, generally over time. For distribution and shareholder servicing revenue of $180, $158 and $82 for the years ended December 31, 2021, 2020 and 2019, respectively, the Company recognizes revenue as related consideration is received and provides distribution services at a point in time and shareholder services over time. Contract terms are typically less than one year, and consideration is variable.

For a description of principal activities from which the Company generates revenue, see the Business section above for further information.

For the years ended December 31, 2021, 2020 and 2019, such revenue represents approximately 21.2%, 23.4% and 19.7% respectively, of total revenues. In calculating the percentage for the year ended December 31, 2021, the Company excluded the

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

day one impact of ceded premiums from the Reinsurance transaction entered into pursuant to the close of the Resolution MTA For the years ended December 31, 2021, 2020 and 2019, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods. Revenue for various financial services is recorded in Fee income or Other revenue in the Consolidated Statements of Operations. Receivables of $107 and $88 are included in Other assets on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained under examination by the applicable taxing authority. The Company also considers positions that have been reviewed and agreed to as part of an examination by the applicable taxing authority. For items that meet the more-likely-than-not recognition threshold, the Company measures the tax position as the largest amount of benefit that is more than 50% likely to be realized upon ultimate resolution with the applicable tax authority that has full knowledge of all relevant information.

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

Current reinsurance recoverable balances deemed probable of recovery and payable balances under reinsurance agreements are included in Premiums receivable and reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Interest credited and other benefits to contract owners/policyholders are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue in the Consolidated Statements of Operations.

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

Net periodic benefit cost for the non-qualified defined benefit pension plans is determined using management estimates and actuarial assumptions to derive service cost and interest cost for a particular year and is included in Operating expenses in the Consolidated Statements of Operations. The obligations and expenses associated with these plans require use of assumptions, such as discount rate and rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics, such as age of retirement, withdrawal rates and mortality. Management determines these assumptions based on a variety of factors, such as currently available market and industry data and expected benefit payout streams. Actual results could vary significantly from assumptions based on changes, such as economic and market conditions, demographics of participants in the plans and amendments to benefits provided under the plans. These differences may have a significant effect

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

on the Company's Consolidated Financial Statements and liquidity. Actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

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

Adoption of New Pronouncements

The following table provides a description of the Company's adoption of new Accounting Standard Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") and the impact of the adoption on the Company's financial statements:

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
•The intraperiod tax allocation exception to the incremental approach,
•The tax basis step-up in goodwill obtained in a transaction that is not a business combination,
•Hybrid tax regimes,
•Ownership changes in investments - changes from a subsidiary to an equity method investment,
•Separate financial statements of entities not subject to tax,
•Interim-period accounting for enacted changes in tax law, and
•The year-to-date loss limitation in interim-period tax accounting.
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
•Introduces a new current expected credit loss ("CECL") model to measure impairment on certain types of financial instruments,
•Requires an entity to estimate lifetime expected credit losses, under the new CECL model, based on relevant information about historical events, current conditions, and reasonable and supportable forecasts,
•Modifies the impairment model for available-for-sale debt securities, and
•Provides a simplified accounting model for purchased financial assets with credit deterioration since their origination.
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

In January, 2021, the FASB issued ASU 2021-01 which clarified the scope of relief related to ASU 2020-04.
		The amendments are effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.	The Company expects that it may elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Company is still evaluating its options under this guidance as the reference rate reform adoption process continues. To date, adoption of the ASU has not had an impact on the Company’s financial condition and results of operations. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships as transition progresses.
ASU 2018-12, Targeted Improvements to the Accounting for Long- Duration Contracts	This standard, issued in August 2018, changes the measurement and disclosures of insurance liabilities and DAC for long-duration contracts issued by insurers.	In November, 2020, the FASB released ASU 2020-11, which deferred the effective date of the amendments in ASU 2018-12 for SEC filers to fiscal years ending after December 15, 2022, including interim periods within those fiscal years. Initial adoption for the liability for future policy benefits and DAC is required to be reported using either a full retrospective or modified retrospective approach. For market risk benefits, full retrospective application is required.	Evaluation of the implications of these requirements and related potential financial statement impacts is continuing. The Company does not plan to early adopt the ASU and expects to apply a modified retrospective transition method for the liability of future policy benefits and DAC. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholder’s equity and future earnings patterns.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of December 31, 2021:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$554	$137	$—	$—	$691	$—
U.S. Government agencies and authorities	20	—	—	—	20	—
State, municipalities and political subdivisions	716	88	1	—	803	—
U.S. corporate public securities	7,314	994	39	—	8,269	—
U.S. corporate private securities	3,620	334	15	—	3,939	—
Foreign corporate public securities and foreign governments(1)	2,352	253	14	—	2,591	—
Foreign corporate private securities(1)	2,563	188	1	—	2,703	47
Residential mortgage-backed securities	3,081	97	20	7	3,164	1
Commercial mortgage-backed securities	2,766	130	15	—	2,881	—
Other asset-backed securities	1,341	16	6	—	1,351	—
Total fixed maturities, including securities pledged	24,327	2,237	111	7	26,412	48
Less: Securities pledged	725	74	—	—	799	—
Total fixed maturities	$23,602	$2,163	$111	$7	$25,613	$48
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net gains (losses) in the Consolidated Statements of Operations.

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
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net gains (losses) in the Consolidated Statements of Operations.

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2021, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$334	$339
After one year through five years	3,324	3,476
After five years through ten years	4,058	4,429
After ten years	9,423	10,772
Mortgage-backed securities	5,847	6,045
Other asset-backed securities	1,341	1,351
Fixed maturities, including securities pledged	$24,327	$26,412

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2021 and 2020, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholder's Equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2021
Communications	$883	$154	$2	$1,035
Financial	2,713	275	13	2,975
Industrial and other companies	7,004	713	26	7,691
Energy	1,385	216	14	1,587
Utilities	2,658	310	10	2,958
Transportation	854	71	1	924
Total	$15,497	$1,739	$66	$17,170

December 31, 2020
Communications	$950	$231	$1	$1,180
Financial	2,921	472	2	3,391
Industrial and other companies	7,284	1,155	13	8,426
Energy	1,571	259	22	1,808
Utilities	3,025	530	1	3,554
Transportation	929	128	20	1,037
Total	$16,680	$2,775	$59	$19,396

The Company has elected the FVO for certain of its fixed maturities to better match the measurement of assets and liabilities in the Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and reported at fair value with changes in the fair value recorded in Other net gains (losses) in the Consolidated Statements of Operations.

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2021 and 2020, approximately 45.1% and 48.2%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2021 and 2020, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a minimum rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2021 and 2020, the fair value of loaned securities was $739 and $143, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of December 31, 2021 and 2020, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $677 and $74, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, liabilities to return collateral of $677 and $74, respectively, are included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2021 and 2020, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $87 and $70, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	December 31, 2021	December 31, 2020
U.S. Treasuries	$42	$70
U.S. corporate public securities	479	54
Foreign corporate public securities and foreign governments	243	20
Payables under securities loan agreements	$764	$144

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS that are accounted for under the FVO, for which changes in fair value are reflected in Other net gains (losses) in the Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment.

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Year Ended December 31, 2021
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2021	$1	$—	$11	$2	$14
Credit losses on securities for which credit losses were not previously recorded	1	—	35	—	36
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	1	(2)	(2)
Write-offs	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Balance as of December 31, 2021	$1	$—	$47	$—	$48

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

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of December 31, 2021:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$7	$—	4	$7	$—	2	$14	$—	6
State, municipalities and political subdivisions	33	1	21	—	—	—	33	1	21
U.S. corporate public securities	1,237	32	290	110	7	138	1,347	39	428
U.S. corporate private securities	325	2	35	94	13	8	419	15	43
Foreign corporate public securities and foreign governments	425	13	90	21	1	17	446	14	107
Foreign corporate private securities	54	1	7	10	—	1	64	1	8
Residential mortgage-backed	400	11	181	241	9	96	641	20	277
Commercial mortgage-backed	780	8	178	155	7	27	935	15	205
Other asset-backed	577	4	183	70	2	48	647	6	231
Total	$3,838	$72	989	$708	$39	337	$4,546	$111	1,326

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

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of December 31, 2021. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $4 from $107 to $111 for the year ended December 31, 2021. The change in gross unrealized capital losses was primarily due to higher interest rates in the front end of the yield curve. As of December 31, 2021, $4 of the total $111 of gross unrealized losses were from 4 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2021			2020			2019
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment		No. of Securities
State municipalities, and political subdivisions	$—		—	$—	*	6	$—	*	6
U.S. corporate public securities	—		—	12		43	11		25
U.S. corporate private securities	—		—	—	*	2	1		16
Foreign corporate public securities and foreign governments(1)	—		—	1		22	3		15
Foreign corporate private securities(1)				—	*	7	18		11
Residential mortgage-backed	2		13	3		44	4		71
Commercial mortgage-backed	—	*	1	20		106	—	*	18
Other asset-backed	—		—	1		61	3		73
Total	$2		14	$37		291	$40		235
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2021, the Company did not have any new commercial mortgage loan troubled debt restructurings or new private placement troubled debt restructurings. As of December 31, 2020, the Company had eight commercial mortgage loan troubled debt restructurings with a pre-modification carrying value and post-modification carrying value of $45. For the year ended December 31, 2020, the Company had no new private placement troubled debt restructurings.

For the years ended December 31, 2021 and 2020, the Company did not have any private placements modified in a troubled debt restructuring with a subsequent payment default or commercial mortgage loans modified in a troubled debt restructuring with a subsequent payment default.

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
The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of December 31, 2021 and 2020, respectively.

	As of December 31, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$215	$273	$182	$—	$—	$670
2020	114	202	69	—	—	385
2019	150	145	61	—	—	356
2018	127	43	3	—	—	173
2017	543	202	3	—	—	748
2016	290	227	1	—	—	518
2015 and prior	1,161	207	15	—	—	1,383
Total	$2,600	$1,299	$334	$—	$—	$4,233

	As of December 31, 2020
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2020	$164	$206	$39	$—	$—	$409
2019	209	165	107	—	—	481
2018	124	91	73	—	—	288
2017	499	356	6	—	—	861
2016	399	275	1	—	—	675
2015 and prior	1,574	391	15	—	—	1,980
Total	$2,969	$1,484	$241	$—	$—	$4,694

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of December 31, 2021 and 2020, respectively.

	As of December 31, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2021	$556	$23	$34	$57	$—	$670
2020	342	15	23	5	—	385
2019	206	43	84	23	—	356
2018	96	3	49	25	—	173
2017	355	139	93	161	—	748
2016	440	17	44	17	—	518
2015 and prior	1,065	137	122	59	—	1,383
Total	$3,060	$377	$449	$347	$—	$4,233

	As of December 31, 2020
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2020	$298	$93	$18	$—	$—	$409
2019	319	77	36	49	—	481
2018	102	79	60	47	—	288
2017	494	204	103	60	—	861
2016	591	53	31	—	—	675
2015 and prior	1,676	178	72	54	—	1,980
Total	$3,480	$684	$320	$210	$—	$4,694

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of December 31, 2021 and 2020, respectively.

	As of December 31, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$79	$58	$120	$132	$96	$118	$9	$36	$22	$670
2020	70	159	25	33	34	30	1	12	21	385
2019	48	106	10	103	34	12	15	11	17	356
2018	32	60	53	8	6	9	—	5	—	173
2017	87	82	311	129	44	55	4	36	—	748
2016	74	120	162	28	44	63	7	14	6	518
2015 and prior	364	317	252	64	135	102	45	85	19	1,383
Total	$754	$902	$933	$497	$393	$389	$81	$199	$85	$4,233

	As of December 31, 2020
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2020	$84	$159	$35	$37	$32	$29	$1	$12	$20	$409
2019	63	122	11	137	54	39	17	11	27	481
2018	49	98	57	34	26	11	—	13	—	288
2017	99	98	352	136	74	60	5	37	—	861
2016	156	127	180	32	72	72	9	21	6	675
2015 and prior	526	423	326	141	198	180	49	108	29	1,980
Total	$977	$1,027	$961	$517	$456	$391	$81	$202	$82	$4,694

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of December 31, 2021 and 2020, respectively.

	As of December 31, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$24	$159	$368	$104	$—	$7	$8	$670
2020	51	72	124	138	—	—	—	385
2019	30	66	173	67	20	—	—	356
2018	35	72	31	15	3	17	—	173
2017	90	355	184	116	3	—	—	748
2016	103	212	68	127	—	5	3	518
2015 and prior	528	196	267	153	63	139	37	1,383
Total	$861	$1,132	$1,215	$720	$89	$168	$48	$4,233

	As of December 31, 2020
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2020	$51	$73	$141	$144	$—	$—	$—	$409
2019	32	73	283	71	22	—	—	481
2018	49	78	124	17	3	17	—	288
2017	102	415	204	136	4	—	—	861
2016	129	244	138	144	9	7	4	675
2015 and prior	792	305	338	261	79	166	39	1,980
Total	$1,155	$1,188	$1,228	$773	$117	$190	$43	$4,694

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2021	December 31, 2020
Allowance for credit losses, balance at January 1	$67	$12	(1)
Credit losses on mortgage loans for which credit losses were not previously recorded	1	5
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	(7)	—
Increase (decrease) on mortgage loans with allowance recorded in previous period	(50)	52
Provision for expected credit losses	11	69
Write-offs	—	(2)
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, balance at December 31	$11	$67
(1) On January 1, 2020, as a result of implementing ASU 2016-13 Measurement of Credit Losses of Financial Instruments, the Company recorded a transition adjustment for Allowance for credit losses on mortgage loans on real estate of $12.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	December 31, 2021	December 31, 2020
Delinquency:
Current	$4,233	$4,691
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	3
Total	$4,233	$4,694

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of December 31, 2021, the Company had no commercial mortgage loan in non-accrual status. As of December 31, 2020, the Company had one commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the years ended December 31, 2021 and 2020.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Fixed maturities	$1,453	$1,603	$1,432
Equity securities	12	9	6
Mortgage loans on real estate	179	200	224
Policy loans	8	12	7
Short-term investments and cash equivalents	3	2	3
Limited partnerships and other	364	107	91
Gross investment income	2,019	1,933	1,763
Less: investment expenses	70	75	74
Net investment income	$1,949	$1,858	$1,689

As of December 31, 2021, the Company had no investments in fixed maturities that did not produce net investment income. For the year ended December 31, 2020, the Company had $1 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Consolidated Statements of Operations.

Net Gains (Losses)

Net gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related impairment of investments. Net gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Net gains (losses) also include changes in fair value of trading debt securities and changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Fixed maturities, available-for-sale, including securities pledged	$515	$(23)	$11
Fixed maturities, at fair value option	(562)	(257)	(47)
Equity securities, at fair value	6	3	(16)
Derivatives	(18)	49	(82)
Embedded derivatives - fixed maturities	(4)	—	2
Guaranteed benefit derivatives	35	(27)	(11)
Mortgage loans	99	(56)	—
Other investments	95	1	(1)
Net gains (losses)	$166	$(310)	$(144)

On June 1, 2021, the Company fully disposed of a 9.99% equity interest in VA Capital which was originally acquired as part of a Master Transaction Agreement dated December 20, 2017, related to the sale of substantially all of our Closed Block Variable Annuity (CBVA) and Annuity business. The disposition resulted in a net realized gain of $95 reported as Other net gains (losses) in the Consolidated Statements of Operations.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Proceeds on sales	$5,275	$1,512	$2,418
Gross gains	538	85	30
Gross losses	8	59	25

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2021			December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$—	$—
Foreign exchange contracts	567	14	15	628	3	36
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	10,514	135	129	14,155	137	171
Foreign exchange contracts	34	—	—	83	—	3
Equity contracts	—	—	—	55	5	5
Credit contracts	110	—	—	188	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	7	—	N/A	11	—
Within products	N/A	—	28	N/A	—	59
Managed custody guarantees	N/A	—	1	N/A	—	4
Total		$156	$173		$156	$279
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2021 and 2020. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	December 31, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$110	$—	$—
Equity contracts	—	—	—
Foreign exchange contracts	601	14	15
Interest rate contracts	9,576	135	129
		149	144
Counterparty netting(1)		(140)	(140)
Cash collateral netting(1)		(7)	(2)
Securities collateral netting(1)		(2)	(1)
Net receivables/payables		$—	$1
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

As of December 31, 2021, the Company held $8 and pledged $2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2020, the Company held $5 and delivered $43 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2021, the Company delivered $60 of securities and held $2 securities as collateral. As of December 31, 2020, the Company delivered $77 of securities and held no securities as collateral.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Year Ended December 31
	2021		2020		2019
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Other net gains/(losses)	Net investment income	Net investment income and Other net gains/(losses)	Net investment income	Net investment income and Other net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$33	$1	$(23)	$2	$—
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	7	—	10

Interest Rate Contracts	Foreign Exchange Contracts
The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
	Net investment income	Other net gains/(losses)	Net investment income	Other net gains/(losses)	Net investment income	Other net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$1,949	$168	$1,858	$(273)	1,689	(101)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	8	(5)	10	(3)	10	—

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2021	2020	2019
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net gains (losses)	$(16)	$51	$(85)
Foreign exchange contracts	Other net gains (losses)	1	(2)	1
Equity contracts	Other net gains (losses)	—	—	1
Credit contracts	Other net gains (losses)	2	3	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net gains (losses)	(4)	—	2
Within products	Other net gains (losses)	31	(23)	(11)
Within reinsurance agreements	Policyholder benefits	—	23	(102)
Managed custody guarantees	Other net gains (losses)	4	(4)	—
Total		$18	$48	$(193)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$510	$181	$—	$691
U.S. Government agencies and authorities	—	20	—	20
State, municipalities and political subdivisions	—	803	—	803
U.S. corporate public securities	—	8,264	5	8,269
U.S. corporate private securities	—	2,560	1,379	3,939
Foreign corporate public securities and foreign governments(1)	—	2,591	—	2,591
Foreign corporate private securities (1)	—	2,431	272	2,703
Residential mortgage-backed securities	—	3,130	34	3,164
Commercial mortgage-backed securities	—	2,881	—	2,881
Other asset-backed securities	—	1,318	33	1,351
Total fixed maturities, including securities pledged	510	24,179	1,723	26,412
Equity securities	27	—	114	141
Derivatives:
Interest rate contracts	—	135	—	135
Foreign exchange contracts	—	14	—	14
Equity contracts	—	—	—	—
Credit contracts	—	—	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,244	—	—	1,244
Assets held in separate accounts	91,474	5,174	316	96,964
Total assets	$93,255	$29,502	$2,153	$124,910
Percentage of Level to total	74%	24%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$9	$9
Stabilizer and MCGs	—	—	20	20
Other derivatives:
Interest rate contracts	—	129	—	129
Foreign exchange contracts	—	15	—	15
Equity contracts	—	—	—	—
Credit contracts	—	—	—	—
Total liabilities	$—	$144	$29	$173
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2021
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$57	$—	$—	$5	$—	$—	$(3)	$—	$(54)	$5	$—	$—
U.S. Corporate private securities	1,286	13	(46)	201	—	(103)	(161)	283	(94)	1,379	—	(33)
Foreign corporate private securities(1)	295	(31)	22	38	—	(22)	(30)	—	—	272	3	19
Residential mortgage-backed securities	33	(12)	—	21	—	(7)	—	1	(2)	34	(12)	—
Other asset-backed securities	37	—	(2)	14	—	—	(34)	18	—	33	—	(1)
Total fixed maturities, including securities pledged	1,708	(30)	(26)	279	—	(132)	(228)	302	(150)	1,723	(9)	(15)
Fixed maturities, trading, at fair value	—	—	—	33	—	(33)	—	—	—	—	—	—
Equity securities, at fair value	99	7	—	75	—	(30)	(37)	—	—	114	—	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(53)	33	—	—	(1)	—	1	—	—	(20)	—	—
FIA(2)	(10)	2	—	—	(2)	—	1	—	—	(9)	—	—
Assets held in separate accounts(4)	222	1	—	225	—	(13)	—	—	(119)	316	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net gains (losses) in the Consolidated Statements of Operations.

(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Total net gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income

(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2020
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$—	$4	$—	$—	$(10)	$(11)	$27	$—	$57	$—	$4
U.S. Corporate private securities	1,002	—	33	255	—	(9)	(89)	294	(200)	1,286	—	33
Foreign corporate private securities(1)	190	(9)	(21)	190	—	(11)	(4)	4	(44)	295	2	(21)
Residential mortgage-backed securities	16	(7)	—	32	—	—	—	—	(8)	33	(7)	—
Other asset-backed securities	48	—	—	4	—	—	(15)	—	—	37	—	—
Total fixed maturities, including securities pledged	1,303	(16)	16	481	—	(30)	(119)	325	(252)	1,708	(5)	16
Equity securities, at fair value	63	2	—	35	—	—	(1)	—	—	99	2	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(22)	(29)	—	—	(2)	—	—	—	—	(53)	—	—
FIA(2)	(11)	2	—	—	(2)	—	1	—	—	(10)	—	—
Assets held in separate accounts(4)	115	—	—	161	—	(2)	—	3	(55)	222	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net gains (losses) in the Consolidated Statements of Operations.

(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Total net gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Consolidated Statements of Comprehensive Income.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2021 and 2020, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$26,412	$26,412	$29,993	$29,993
Equity securities	141	141	116	116
Mortgage loans on real estate	4,233	4,495	4,694	5,013
Policy loans	171	171	187	187
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,244	1,244	626	626
Deposit assets(2)	1,407	1,425	—	—
Derivatives	149	149	145	145
Short-term loan to affiliate	130	130	653	653
Other investments	143	143	43	43
Assets held in separate accounts	96,964	96,964	87,319	87,319
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	28,128	35,256	28,169	36,741
Funding agreements with fixed maturities	925	925	795	796
Supplementary contracts, immediate annuities and other	257	267	288	345
Derivatives:
Guaranteed benefit derivatives:
FIA	9	9	10	10
Stabilizer and MCGs	20	20	53	53
Other derivatives	144	144	216	216
Short-term debt(3)	19	19	8	8
Long-term debt(3)	2	2	3	3
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2019	$536	$551		$1,087
Deferrals of commissions and expenses	43	6		49
Amortization:
Amortization, excluding unlocking	(72)	(66)		(138)
Unlocking (1)	2	(2)		—
Interest accrued	35	38	(2)	73
Net amortization included in the Consolidated Statements of Operations	(35)	(30)		(65)
Change in unrealized capital gains/losses on available-for-sale securities	(256)	(222)		(478)
Balance as of December 31, 2019	288	305		593
Impact of ASU 2016-13	2	—		2
Deferrals of commissions and expenses	56	3		59
Amortization:
Amortization, excluding unlocking	(84)	(76)		(160)
Unlocking (1)	(5)	(94)		(99)
Interest accrued	35	32	(2)	67
Net amortization included in the Consolidated Statements of Operations	(54)	(138)		(192)
Change in unrealized capital gains/losses on available-for-sale securities	(170)	(130)		(300)
Balance as of December 31, 2020	122	40		162
Deferrals of commissions and expenses	55	4		59
Amortization:
Amortization, excluding unlocking	(94)	(86)		(180)
Unlocking (1)	6	17		23
Interest accrued	35	25	(2)	60
Net amortization included in the Consolidated Statements of Operations	(53)	(44)		(97)
Change in unrealized capital gains/losses on available-for-sale securities	146	139		285
Balance as of December 31, 2021	$270	$139		$409
(1) DAC/VOBA unlocking includes the impact of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2)     Interest accrued at the following rates for VOBA: 5.5% to 7.0% during 2021, 2020 and 2019.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2022	$27
2023	22
2024	17
2025	15
2026	12

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

As of December 31, 2021 and 2020, the account value for the separate account contracts with guaranteed minimum benefits was $44.2 billion and $46.9 billion, respectively. The additional liability related to minimum guarantees as of December 31, 2021 and 2020 was $25 and $57, respectively.

The aggregate fair value of fixed income securities and equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2021 and 2020 was $9.0 billion and $9.2 billion, respectively.

7.    Reinsurance

As of December 31, 2021, the Company has reinsurance treaties with 3 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. The Company previously had an agreement with one of its affiliates, Security Life of Denver International ("SLDI"), which was accounted for under the deposit method of accounting. This agreement was recaptured in Q1 2020. Refer to the Related Party Transactions Note for further detail.

Premiums receivable and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2021	2020
Premiums receivable	$(3)	$—
Reinsurance recoverable, net of allowance for credit losses	3,601	1,219
Total	$3,598	$1,219

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Statement of Operations is as follows for the periods indicated:

	Year ended December 31,
	2021	2020	2019
Premiums:
Direct premiums	$34	$32	$31
Reinsurance assumed	—	—	—
Reinsurance ceded	(2,459)	—	—
Net premiums	$(2,425)	$32	$31

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$1,138	$1,088	$1,051
Reinsurance assumed	8	7	6
Reinsurance ceded	(2,629)	(46)	(44)
Net interest credited and other benefits to contract owners / policyholders	$(1,483)	$1,049	$1,013

Concurrently with the sale of SLD by Resolution Life US disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements, SLD entered into reinsurance agreements with ReliaStar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. Pursuant to these agreements, RLI and VRIAC reinsured to SLD a 100% quota share, and RLNY reinsured to SLD a 75% quota share, of their respective individual life insurance and annuities businesses. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") resulted in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products were ceded to SLD and related assets transferred. The reinsurance obligation with counterparty SLD are secured by collateralized assets held in a trust. RLI, RLNY, and VRIAC continue to be subsidiaries of Voya Financial. The reinsurance transaction does not extinguish the Company’s primary liability to its policyholders. As a result of the reinsurance transactions on January 4, 2021, the Company reinsured $3.5 billion of policyholder liabilities under indemnity coinsurance and modified coinsurance arrangements. As of January 4, 2021, reinsurance recoverable associated with these transactions was $2.5 billion. The Company ceded $2.4 billion in premiums and $2.5 billion in policyholder benefits. The Company transferred assets with a fair market value of $3.7 billion as consideration for the reinsurance arrangements. As a result of the transfer of invested assets the Company recognized $0.5 billion in pre-tax realized gains. The Company also recognized a non-cash liability of $73 relating to the pretax net cost of reinsurance liability and $1.5 billion deposit asset, respectively, on January 4, 2021 as a result of entering into the reinsurance agreements. The aggregate deferred intangibles will be amortized as a charge to earnings over the life of the underlying policies. The deposit relates to liabilities related to Contract owner account balances that currently exist for the related underlying policies.

On October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln for $1.0 billion in cash. Under the agreement, the Lincoln subsidiary contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance agreement. As of December 31, 2021 and 2020, the Company had $1.1 billion and $1.2 billion, respectively, related to Reinsurance recoverable from the subsidiary of Lincoln.

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

During the year ended December 31, 2021, VRIAC declared and paid ordinary dividends to its Parent in the aggregate amount of $78, as well as an extraordinary dividend in the aggregate amount of $474. During the year ended December 31, 2020 and December 31, 2019 , VRIAC paid an ordinary dividend in the amount of $294 and $396 to its Parent, respectively.

During the year ended December 31, 2021, VRIAC received $318 capital contributions from its Parent, comprised of cash and non-cash assets. During the year ended December 31, 2020, VRIAC did not receive capital contributions from its Parent. During the year ended December 31, 2019, VRIAC received capital contributions of $57 from its Parent.

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

Statutory net income was $794, $299 and $325 for the years ended December 31, 2021, 2020 and 2019, respectively. Statutory capital and surplus was $2.2 billion and $2.0 billion for the years ended December 31, 2021 and 2020, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated.

	December 31,
	2021	2020	2019
Fixed maturities, net of impairment	$2,126	$3,430	$2,113
Derivatives(1)	77	73	117
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	(567)	(855)	(551)
Premium deficiency reserve adjustment	—	(434)	(211)
Other	—	2	—
Unrealized capital gains (losses), before tax	1,636	2,216	1,468
Deferred income tax asset (liability)	(215)	(337)	(180)
Unrealized capital gains (losses), after tax	1,421	1,879	1,288
Pension and other postretirement benefits liability, net of tax	2	3	4
AOCI	$1,423	$1,882	$1,292
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2021, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $20.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	Year Ended December 31, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(756)		$160	$(596)
Other	(1)		—	(1)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	(549)		115	(434)
DAC/VOBA and Sales inducements	288	(1)	(61)	227
Premium deficiency reserve adjustment	434		(91)	343
Change in unrealized gains (losses) on available-for-sale securities	(584)		123	(461)

Derivatives:
Derivatives	25	(2)	(5)	20
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(21)		4	(17)
Change in unrealized gains (losses) on derivatives	4		(1)	3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(3)	—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$(581)		$122	$(459)
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,309		$(275)	$1,034
Other	2		—	2
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	8		(2)	6
DAC/VOBA and Sales inducements	(302)	(1)	63	(239)
Premium deficiency reserve adjustment	(224)		47	(177)
Change in unrealized gains (losses) on available-for-sale securities	793		(167)	626

Derivatives:
Derivatives	(22)	(2)	5	(17)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(23)		5	(18)
Change in unrealized gains (losses) on derivatives	(45)		10	(35)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(3)	—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$747		$(157)	$590
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2019
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,996		$(419)	$1,577
Other	—		—	—
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	(11)		2	(9)
DAC/VOBA and Sales inducements	(479)	(1)	100	(379)
Premium deficiency reserve adjustment	(160)		33	(127)
Change in unrealized gains (losses) on available-for-sale securities	1,346		(284)	1,062

Derivatives:
Derivatives	1	(2)	—	1
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(23)		5	(18)
Change in unrealized gains (losses) on derivatives	(22)		5	(17)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(3)	3	2
Change in pension and other postretirement benefits liability	(1)		3	2
Change in Accumulated other comprehensive income (loss)	$1,323		$(276)	$1,047
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Current tax expense (benefit):
Federal	$(45)	$6	$9
Total current tax expense (benefit)	(45)	6	9
Deferred tax expense (benefit):
Federal	208	(20)	23
Total deferred tax expense (benefit)	208	(20)	23
Total income tax expense (benefit)	$163	$(14)	$32

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Income (loss) before income taxes	$989	$152	$332
Tax rate	21.0%	21.0%	21.0%
Income tax expense (benefit) at federal statutory rate	208	32	70
Tax effect of:
Dividends received deduction	(33)	(37)	(35)
Tax attributes	(11)	(8)	(4)
Other	(1)	(1)	1
Income tax expense (benefit)	$163	$(14)	$32
Effective tax rate	16.5%	(9.2)%	9.6%

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	December 31,
	2021	2020
Deferred tax assets
Insurance reserves	$—	$112
Investments	57	9
Compensation and benefits	63	60
Loss carryforwards	211	—
Other assets	—	35
Total gross assets	331	216

Deferred tax liabilities
Net unrealized investment (gains) losses	(463)	(645)
Insurance reserves	(23)	—
Deferred policy acquisition costs	(71)	(10)
Other liabilities	(1)	—
Total gross liabilities	(558)	(655)
Net deferred income tax asset (liability)	$(227)	$(439)

Due to the Individual Life Transaction, $1,668 of federal net operating loss ("NOL") carryforwards were contributed to VRIAC in 2021. The following table sets forth the NOLs as of the dates indicated.

	December 31,
	2021		2020
Federal net operating loss carryforward	$1,006	(1)	$—
(1) NOL not subject to expiration.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company had no valuation allowance. However, the application of intra-period tax allocation rules to benefits associated with capital deferred tax assets resulted in a valuation allowance as of December 31, 2021 and 2020 of $128 and $128, respectively, in continuing operations, offset by a corresponding benefit in Other comprehensive income.

Tax Sharing Agreement

As of December 31, 2021 and 2020, the Company had a (payable)/receivable from Voya Financial of $(42) and $5, respectively, for federal income taxes under the intercompany tax sharing agreement.

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

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2021 and December 31, 2020.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and Income tax expense on the Consolidated Balance Sheets and the Consolidated Statements of Operations, respectively. The Company had no accrued interest as of December 31, 2021 and December 31, 2020.

Tax Regulatory Matters

For the tax years 2019 through 2021, the Company participated in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2019 and 2020 tax years, the Company was in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did conduct any review or provide any letters of assurance for those tax years.

11.    Benefit Plans

Defined Benefit Plan

Voya Services Company sponsors the Voya Retirement Plan (the "Retirement Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees) are eligible to participate.

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

The costs allocated to the Company for its employees' participation in the Retirement Plan were $13, $11 and $11 for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya Savings Plan (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company's employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria ("Career Agents"). The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. Matching contributions are subject to a 4.0-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The costs allocated to the Company for the Savings Plan were $18, $17 and $15, for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs and Agents Non-Qualified Plan as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation, January 1	$84	$82
Interest cost	2	3
Benefits paid	(6)	(6)
Actuarial (gains) losses on obligation	(3)	5
Benefit obligation, December 31	$78	$84

Amounts recognized on the Consolidated Balance Sheets in Other liabilities and in AOCI were as follows as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Accrued benefit cost	$(78)	$(84)
Accumulated other comprehensive income (loss):
Prior service cost (credit)	—	—
Net amount recognized	$(78)	$(84)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Assumptions

The discount rate used in the measurement of the December 31, 2021 and 2020 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2021	2020
Discount rate	3.00%	2.67%
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

The weighted-average discount rate used in calculating the net pension cost was as follows:

	2021	2020	2019
Discount rate	2.67%	3.36%	4.46%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan were as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Interest cost	$2	$3	$3
Net (gain) loss recognition	(3)	5	4
Net periodic (benefit) cost	$(1)	$8	$7

Expected Future Benefit Payments

The following table summarizes the expected benefit payments related to the SERPs and Agents Non-Qualified Plan for the years indicated:

2022	$6
2023	6
2024	5
2025	5
2026	5
2027-2031	24

In 2022, the Company is expected to contribute $6 to the SERPs and Agents Non-Qualified Plan.

Share Based Compensation Plans

Certain employees of the Company participate in the 2013, 2014 and 2019 Omnibus Employee Incentive Plans ("the Omnibus Plans") sponsored by Voya Financial. The Omnibus Plans each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), performance share units ("PSUs"), and stock options.

The Company was allocated compensation expense from Voya Financial of $34, $27 and $31 for the years ended December 31, 2021, 2020 and 2019, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

 The Company recognized tax benefits of $8, $6 and $7 for the years ended 2021, 2020 and 2019, respectively.

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

The benefit charges incurred by the Company related to these plans were immaterial for the years ended December 31, 2021, 2020, and 2019.

12.    Commitments and Contingencies

Leases

All of the Company's expenses for leased and subleased office properties are paid for by an affiliate and allocated back to the Company, as all remaining operating leases were executed by Voya Services Company as of December 31, 2008, which resulted in the Company no longer being party to any operating leases. For the years ended December 31, 2021, 2020 and 2019, rent expense for leases was $3, $5 and $5, respectively.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2021 the Company had off-balance sheet commitments to acquire mortgage loans of $73 and purchase limited partnerships and private placement investments of $590.

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

	December 31,
	2021	2020
Fixed maturity collateral pledged to FHLB(1)	$1,124	$997
FHLB restricted stock(2)	47	44
Other fixed maturities-state deposits	14	14
Cash and cash equivalents	3	4
Securities pledged(3)	799	220
Total restricted assets	$1,987	$1,279
(1) Included in Fixed maturities, available for sale, at fair value, on the Consolidated Balance Sheets.
(2) Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $739 and $143 as of December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021 and 2020, the Company delivered securities as collateral of $60 and $77, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston (“FHLB”). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2021, the Company had $925 in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance sheets. As of December 31, 2021, assets with a market value of approximately $1,124 collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available for sale, at fair value on the Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2021, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, not material to the Company.

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

Litigation includes Ravarino, et al. v. Voya Financial, Inc., et al. (USDC District of Connecticut, No. 3:21-cv-01658)(filed December 14, 2021). In this putative class action, the plaintiffs allege that the named defendants, which include VRIAC, breached their fiduciary duties of prudence and loyalty in the administration of the Voya 401(k) Savings Plan. The plaintiffs claim that the named defendants did not exercise proper prudence in their management of allegedly poorly performing investment options, including proprietary funds, and passed excessive investment-management and other administrative fees for proprietary and non-proprietary funds onto plan participants. The plaintiffs also allege that the defendants engaged in self-dealing through the inclusion of the Voya Stable Value Option into the plan offerings and by setting the “crediting rate” for participants’ investment in the Stable Value Fund artificially low in relation to Voya’s general account investment returns in order to maximize the spread and Voya’s profits at the participants’ expense. The complaint seeks disgorgement of unjust profits as well as costs incurred. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

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

13.    Related Party Transactions

Operating Agreements

VRIAC has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•Investment Advisory agreement with Voya Investment Management LLC ("VIM"), an affiliate, in which VIM provides asset management, administrative and accounting services for VRIAC's general account. VRIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2021, 2020 and 2019, expenses were incurred in the amounts of $69, $73 and $68, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•Services agreements with Voya Services Company and other insurance and non-insurance company affiliates for administrative, management, financial and information technology services. For the years ended December 31, 2021, 2020 and 2019, expenses were incurred in the amounts of $505, $458 and $443, respectively.
•Intercompany agreement with VIM, as amended pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2021, 2020 and 2019, revenue under the VIM intercompany agreement was $67, $57 and $59, respectively.

•Variable annuity, fixed insurance and mutual fund products issued by VRIAC are sold by Voya Financial Advisors, an affiliate of VRIAC. For the years ended December 31, 2021, 2020 and 2019 commission expenses incurred by VRIAC were $84, $81 and $82, respectively.

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

Investment Advisory and Other Fees

VFP acts as a distributor of insurance products issued by its affiliates, which may in turn invest in mutual fund products issued by certain of its affiliates. For each of the years ended December 31, 2021, 2020 and 2019, distribution revenues received by VFP related to affiliated mutual fund products were $31, $26, and $27.

Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2026, either party can borrow from the other up to 3.0% of the Company's statutory admitted assets as of the preceding December 31. During the years ended December 31, 2021, 2020, and 2019, interest on any borrowing by either the Company or Voya Financial was charged at a rate based on the prevailing market rate for similar third-party borrowings for securities.

Under this agreement, the Company incurred immaterial interest expense and earned interest income of $1, $5 and $2 for the years ended December 31, 2021, 2020 and 2019. Interest expense and income are included in Operating expenses and Net investment income, respectively, in the Consolidated Statements of Operations. As of December 31, 2021, the Company had an outstanding receivable of $130 and VIPS had a $19 outstanding payable. As of December 31, 2020, the Company had an outstanding receivable of $653 and VIPS had a $7 outstanding payable from/to Voya Financial under the reciprocal loan agreement.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.        Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.        Principal Accounting Fees and Services

In 2021 and 2020, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Retirement Insurance and Annuity Company ("VRIAC"). Voya Financial, Inc.'s subsidiaries, including VRIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
($ in millions)	2021	2020
Audit fees	$4	$3
Audit-related fees	1	2
Tax fees	1	$—	*
All other fees	1	1
	$7	$6
*Less than $1.

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

In 2021 and 2020, 100% of each of the audit, audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc.

PART IV

Item 15.        Exhibits, Consolidated Financial Statement Schedules

a.    The following documents are filed as part of this report:

1.Financial statements (See Item 8. Financial Statements and Supplementary data
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholder's Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
2.Financial statement schedules.
Schedule I - Summary of Investments - Other than Investments in Affiliates
Schedule IV - Reinsurance

3.Exhibits

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Voya Retirement Insurance and Annuity Company

We have audited the consolidated financial statements of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and have issued our report thereon dated March 11, 2022 included elsewhere in this Annual Report (Form 10-K). Our audits of the consolidated financial statements included the financial statement schedules listed in Item 15.a. of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's schedules, based on our audits.

In our opinion, the schedules present fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP
San Antonio, Texas
March 11, 2022

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments – Other than Investments in Affiliates
As of December 31, 2021
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheets
Fixed maturities
U.S. Treasuries	$554	$691	$691
U.S. Government agencies and authorities	20	20	20
State, municipalities and political subdivisions	716	803	803
U.S. corporate public securities	7,314	8,269	8,269
U.S. corporate private securities	3,620	3,939	3,939
Foreign corporate public securities and foreign governments(1)	2,352	2,591	2,591
Foreign corporate private securities(1)	2,563	2,703	2,703
Residential mortgage-backed securities	3,081	3,164	3,164
Commercial mortgage-backed securities	2,766	2,881	2,881
Other asset-backed securities	1,341	1,351	1,351
Total fixed maturities, including securities pledged	24,327	26,412	26,412
Equity securities, available-for-sale	—	—	141
Mortgage loans on real estate	4,233	4,495	4,222
Policy loans	171	171	171
Limited partnerships/corporations	980	980	980
Derivatives	(4)	149	149
Other investments	143	143	143
Total investments	$29,850	$32,350	$32,218
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Gross		Ceded		Assumed	Net		Percentage of Assumed to Net
Year Ended December 31, 2021
Life insurance in force	$7,006		$7,184		$178	$—		NM**
Premiums:
Accident and health insurance	—		—		—	—	*	—%
Annuity contracts	34		2,459		—	(2,425)		—%
Total premiums	$34		$2,459		$—	$(2,425)		—%

Year Ended December 31, 2020
Life insurance in force	$7,540		$7,733		$193	$—		NM**
Premiums:
Accident and health insurance	—		—		—	—	*	—%
Annuity contracts	32		—		—	32		—%
Total premiums	$32		$—	*	$—	$32		—%

Year Ended December 31, 2019
Life insurance in force	$8,201		$8,410		$209	$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—	—	*	—%
Annuity contracts	31		—		—	31		—%
Total premiums	$31		$—	*	$—	$31		—%
* Less than $1
** Not meaningful

Voya Retirement Insurance and Annuity Company ("VRIAC")
Form 10-K for Fiscal Year Ended December 31, 2021

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

10.22
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

10.24
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

10.26
Amendment Number 4, effective as of October 1, 2019, to Investment Advisory Agreement, between VRIAC and Voya Investment Management LLC (f/k/a ING Investment Management LLC), incorporated by reference to the Company's Form 10-K filed on March 19, 2020 (File Number 033-23376)

10.27	Reciprocal Loan Agreement, dated as of April 1, 2021, between VRIAC & Voya Financial, Inc., incorporated by reference to the Company’s Form 10-Q filed on August 13, 2021 (File Number 033-23376).
10.28
Second Amendment Number 2021-1, effective August 14, 2021 to the Investment Advisory, Management and Support Services Agreement, entered into as of January 1, 1997, as amended by Amendment 2015-1, between VRIAC and Voya Investment Management Co. LLC. (Stabilizer), incorporated by reference to the Company’s Form 10-Q filed on November 12, 2021 (File Number 033-23376).

10.29
Investment Support Services Agreement is entered into as of entered into as of August 14, 2021, between Voya Investment Co. LLC. And VRIAC. (“Managed Custody Account Contracts”), incorporated by reference to the Company’s Form 10-Q filed on November 12, 2021 (File Number 033-23376).

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

March 11, 2022		Voya Retirement Insurance and Annuity Company
(Date)	(Registrant)

	By:	/s/	Michael Katz
Michael Katz Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 11, 2022.

	Signatures	Title

/s/	Michael S. Smith	Chairman and Director
Michael S. Smith

/s/	Charles P. Nelson	Vice Chairman and Director
Charles P. Nelson

/s/	Robert L. Grubka	Director
Robert L. Grubka

/s/	Heather H. Lavallee	Director
Heather H. Lavallee

/s/	Francis G. O'Neil	Director
Francis G. O'Neil

/s/	Mona M. Zielke	Director
Mona M. Zielke

/s/	Michael Katz	Chief Financial Officer
Michael Katz

