Form 10-Q
period 2022-03-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2022-05-13
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
As of May 6, 2022, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2022

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice, (xi) changes in the policies of governments and/or regulatory authorities, and (xii) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the Individual Life business that closed on January 4, 2021, including the transition services on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 033-23376) (the "Annual Report on Form 10-K").

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
Condensed Consolidated Balance Sheets
March 31, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,342 as of 2022 and $22,349 as of 2021; allowance for credit losses of $47 as of 2022 and $48 as of 2021)	$22,527	$24,360
Fixed maturities, at fair value using the fair value option	1,244	1,253
Equity securities, at fair value (cost of $137 as of 2022 and $141 as of 2021)	137	141
Short-term investments	7	—
Mortgage loans on real estate	4,175	4,233
Less: Allowance for credit losses	9	11
Mortgage loans on real estate, net	4,166	4,222
Policy loans	166	171
Limited partnerships/corporations	1,032	980
Derivatives	175	149
Securities pledged (amortized cost of $811 as of 2022 and $725 as of 2021)	832	799
Other investments	143	143
Total investments	30,429	32,218
Cash and cash equivalents	155	436
Short-term investments under securities loan agreements, including collateral delivered	805	808
Accrued investment income	293	285
Premiums receivable and reinsurance recoverable	3,530	3,598
Less: Allowance for credit losses	5	—
Premiums receivable and reinsurance recoverable, net	3,525	3,598
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	867	422
Short-term loan to affiliate	822	130
Current income tax recoverable	11	—
Deferred income taxes	66	—
Due from affiliates	71	70
Property and equipment	75	72
Other assets (net of allowance for credit loss of $3 as of 2022)	1,757	1,635
Assets held in separate accounts	89,965	96,964
Total assets	$128,841	$136,638

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$33,297	$32,926
Payable for securities purchased	102	—
Payables under securities loan agreements, including collateral held	785	811
Due to affiliates	107	110
Derivatives	210	144
Current income taxes	—	42
Deferred income taxes	—	227
Other liabilities	481	384
Liabilities related to separate accounts	89,965	96,964
Total liabilities	$124,947	$131,608

Commitments and Contingencies (Note 10)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2022 and 2021, respectively; $50 par value per share)	3	3
Additional paid-in capital	3,191	3,191
Accumulated other comprehensive income (loss)	303	1,423
Retained earnings (deficit)	397	413
Total shareholder's equity	3,894	5,030
Total liabilities and shareholder's equity	$128,841	$136,638

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Revenues:
Net investment income	$449	$489
Fee income	263	259
Premiums	8	(2,447)
Broker-dealer commission revenue	—	1
Net gains (losses):
Total impairments	(5)	—
Other net gains (losses)	(177)	440
Total net gains (losses)	(182)	440
Other revenue	11	7
Total revenues	549	(1,251)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	197	(2,056)
Operating expenses	296	285
Broker-dealer commission expense	—	1
Net amortization of Deferred policy acquisition costs and Value of business acquired	31	49
Total benefits and expenses	524	(1,721)
Income (loss) before income taxes	25	470
Income tax expense (benefit)	(7)	87
Net income (loss)	$32	$383

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$32	$383
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(1,418)	(758)
Other comprehensive income (loss), before tax	(1,418)	(758)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(298)	(159)
Other comprehensive income (loss), after tax	(1,120)	(599)
Comprehensive income (loss)	$(1,088)	$(216)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2022	$3	$3,191	$1,423	$413	$5,030
Comprehensive income (loss):
Net income (loss)	—	—	—	32	32
Other comprehensive income (loss), after tax	—	—	(1,120)	—	(1,120)
Total comprehensive income (loss)					(1,088)
Dividends paid and distributions of capital	—	—	—	(48)	(48)
Balance as of March 31, 2022	$3	$3,191	$303	$397	$3,894

Balance as of January 1, 2021	$3	$2,873	$1,882	$139	$4,897
Comprehensive income (loss):
Net income (loss)	—	—	—	383	383
Other comprehensive income (loss), after tax	—	—	(599)	—	(599)
Total comprehensive income (loss)					(216)
Dividends paid and distributions of capital	—	—	—	(78)	(78)
Contribution of capital	—	323	—	—	323
Balance as of March 31, 2021	$3	$3,196	$1,283	$444	$4,926

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$367	$30
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,271	1,364
Equity securities	—	46
Mortgage loans on real estate	144	114
Limited partnerships/corporations	20	61
Acquisition of:
Fixed maturities	(1,518)	(1,601)
Equity securities	—	(161)
Mortgage loans on real estate	(86)	(160)
Limited partnerships/corporations	(47)	(30)
Derivatives, net	(7)	(53)
Policy loans, net	5	4
Short-term investments, net	(6)	—
Short-term loan to affiliate, net	(692)	483
Collateral received (delivered), net	(23)	31
Receipts on deposit asset contracts	28	—
Other, net	(4)	(85)
Net cash (used in) provided by investing activities	(915)	13
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,030	1,036
Maturities and withdrawals from investment contracts	(758)	(1,140)
Proceeds from loans with affiliates, net	43	16
Dividends paid and distributions of capital	(48)	(78)
Capital contribution from parent	—	20
Net cash provided by (used in) financing activities	267	(146)
Net increase (decrease) in cash and cash equivalents	(281)	(103)
Cash and cash equivalents, beginning of period	436	360
Cash and cash equivalents, end of period	$155	$257

Supplemental Cash flow information:
Noncash capital contribution from parent	$—	$303

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

The Company derives its revenue mainly from (a) Investment income earned on investments, (b) Fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (c) Premiums, (d) Net gains (losses) on investments and changes in fair value of embedded derivatives on product guarantees, and (e) Other revenue which includes certain other fees. The Company's benefits and expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) Operating expenses, which include expenses related to the selling and servicing of the various products offered by us and other general business expenses, and (c) Amortization of Deferred acquisition costs ("DAC") and Value of business acquired ("VOBA"). In addition, the Company collects broker-dealer commission revenues through Voya Financial Partners, LLC ("VFP"), which are, in turn, paid to broker-dealers and expensed.

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

The Company has one operating segment.

On January 4, 2021, VRIAC's ultimate parent, Voya Financial completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of Security Life of Denver Company ("SLD") and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI. Concurrently with the sale, SLD entered into reinsurance agreements with ReliaStar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") resulted in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. See the Reinsurance Note in Part II, Item 8. of our Annual Report on Form 10-K for more information regarding the Individual Life Transaction.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Effective as of March 1, 2021, VRIAC acquired 49.9% of the issued and outstanding common stock of Voya Special Investments, Inc. from Voya Financial. The investment has been accounted for as an equity method investment and recognized within Other investments in Condensed Consolidated Balance Sheets. Also, effective as of March 1, 2021, the Company acquired $80 of SLD issued surplus notes and $73 of Resolution (Life U.S. Intermediate Holdings Ltd.) issued preferred shares from affiliated entities, which were received in connection with the Individual Life Transaction.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2022, and its results of operations, comprehensive income, changes in shareholder's equity, and statements of cash flows for the three months ended March 31, 2022 and 2021, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

The December 31, 2021 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

The following table provides a description of future adoptions of new accounting standards that may have an impact on the Company's financial statements when adopted:

Standard	Description of Requirements	Effective Date and Transition Provisions	Effect on the Financial Statements or Other Significant Matters
Accounting Standards Update ("ASU") 2022-02, Troubled Debt Restructurings ("TDRs") and Vintage Disclosures	This standard, issued in March 2022, eliminates the accounting guidance on troubled debt restructurings for creditors, requires enhanced disclosures for creditors about loan modifications when a borrower is experiencing financial difficulty, and requires public business entities to include current-period gross write-offs in the vintage disclosure tables.	The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities have the option to apply the amendments involving the recognition and measurement of TDRs using a modified retrospective transition method; the other amendments are required to be applied prospectively.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2022-02.
ASU 2020-04, Reference Rate Reform	This standard, issued in March 2020, provides temporary optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

In January, 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-01 which clarified the scope of relief related to ASU 2020-04.
		The amendments are effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.	The Company expects that it may elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Company is still evaluating its options under this guidance as the reference rate reform adoption process continues. To date, the adoption of the ASU has not had an impact on the Company’s financial condition and results of operations. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships as transition progresses.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Standard	Description of Requirements	Effective Date and Transition Provisions	Effect on the Financial Statements or Other Significant Matters
ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts
This standard, issued in August 2018, changes the measurement and disclosures of insurance liabilities and DAC for long-duration contracts issued by insurers. In addition to expanded disclosures, the standard’s requirements include:
•Annual review and, if necessary, update of cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited payment insurance contracts. The rate used to discount these liabilities will be required to be updated quarterly, with related changes in the liability recorded in Accumulated other comprehensive income ("AOCI").
•Fair value measurement of contract guarantee features qualifying as Market Risk Benefits ("MRB"), with changes in fair value recognized in the Statement of Operations, except for changes in the instrument-specific credit risk, which will be recorded in AOCI.
•Amortization of DAC on a constant level basis over the expected term of the contracts.
The amendments are
effective for fiscal years
ending after December 15,
2022, including interim
periods within those fiscal
years. Initial adoption for
the liability for future
policy benefits and DAC is
required to be reported
using either a full
retrospective or modified
retrospective approach. For market risk benefits, full retrospective application is required.
Evaluation of the implications of these requirements and related potential financial statement impacts is continuing, in accordance with an established governance framework and implementation plan, which includes design and testing of internal controls related to new processes. The Company does not plan to early adopt the ASU and expects to apply a modified retrospective transition method for the liability for future policy benefits and DAC.

The Company expects the January 1, 2021 transition impact on Total shareholder’s equity to be modestly positive, primarily driven by a positive impact to AOCI resulting from the reversal of DAC/VOBA adjustment balances of approximately $1 billion after tax, offset by an unfavorable impact to AOCI resulting from the remeasurement of Future policy benefits and Reinsurance recoverables using January 1, 2021 discount rates. The majority of the Future policy benefits balance impacted by ASU 2018-12 is reinsured to Resolution Life US. While there will be an unfavorable transition impact on Retained earnings (deficit) associated with the establishment of MRB reserves related to guaranteed minimum benefits on certain deferred annuity contracts, that impact is not expected to be substantial.

The ultimate effects the standard will have on the financial statements are highly dependent on macroeconomic conditions, particularly interest rates and spreads, which may materially change ASU 2018-12-related equity impacts in periods subsequent to transition.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2022:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$569	$89	$7	$—	$651	$—
U.S. Government agencies and authorities	20	—	1	—	19	—
State, municipalities and political subdivisions	706	29	14	—	721	—
U.S. corporate public securities	7,269	438	298	—	7,409	—
U.S. corporate private securities	3,633	118	77	—	3,674	—
Foreign corporate public securities and foreign governments(1)	2,330	103	93	—	2,320	20
Foreign corporate private securities(1)	2,595	51	28	—	2,592	26
Residential mortgage-backed securities	3,057	55	52	5	3,065	—
Commercial mortgage-backed securities	2,923	36	79	—	2,879	1
Other asset-backed securities	1,295	3	25	—	1,273	—
Total fixed maturities, including securities pledged	24,397	922	674	5	24,603	47
Less: Securities pledged	811	21	—	—	832	—
Total fixed maturities	$23,586	$901	$674	$5	$23,771	$47
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2021:

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
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2022, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$389	$374
After one year through five years	3,198	3,219
After five years through ten years	3,957	4,014
After ten years	9,578	9,779
Mortgage-backed securities	5,980	5,944
Other asset-backed securities	1,295	1,273
Fixed maturities, including securities pledged	$24,397	$24,603

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2022 and December 31, 2021, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholder's Equity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2022
Communications	$942	$70	$22	$990
Financial	2,752	113	121	2,744
Industrial and other companies	6,843	268	231	6,880
Energy	1,397	112	29	1,480
Utilities	2,644	112	64	2,692
Transportation	867	22	17	872
Total	$15,445	$697	$484	$15,658

December 31, 2021
Communications	$883	$154	$2	$1,035
Financial	2,713	275	13	2,975
Industrial and other companies	7,004	713	26	7,691
Energy	1,385	216	14	1,587
Utilities	2,658	310	10	2,958
Transportation	854	71	1	924
Total	$15,497	$1,739	$66	$17,170

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2022 and December 31, 2021, approximately 44.5% and 45.1%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Repurchase Agreements

As of March 31, 2022 and December 31, 2021, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2022 and December 31, 2021, the fair value of loaned securities was $727 and $739, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2022 and December 31, 2021, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $621 and $677, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, liabilities to return collateral of $621 and $677, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2022 and December 31, 2021, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $127 and $87, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	March 31, 2022	December 31, 2021
U.S. Treasuries	$28	$42
U.S. corporate public securities	453	479
Foreign corporate public securities and foreign governments	262	243
Equity securities	5	—
Payables under securities loan agreements	$748	$764

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

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS that are accounted for under the FVO, for which changes in fair value are reflected in Other net gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment.

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Three Months Ended March 31, 2022
	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2022	$1	$—	$—	$47	$—	$48
Credit losses on securities for which credit losses were not previously recorded	—	1	20	—	—	21
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	(37)	—	(37)
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	—	16	—	15
Write-offs	—	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—	—
Balance at March 31, 2022	$—	$1	$20	$26	$—	$47

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

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of March 31, 2022:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost				Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses		Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$100	$7	13	$8	$—	*	3	$108	$7	16
U.S. Government, agencies and authorities	19	1	2	—	—		—	19	1	2
State, municipalities and political subdivisions	167	14	86	—	—		—	167	14	86
U.S. corporate public securities	2,358	230	542	362	68		187	2,720	298	729
U.S. corporate private securities	1,352	62	153	94	15		9	1,446	77	162
Foreign corporate public securities and foreign governments	843	68	193	152	25		42	995	93	235
Foreign corporate private securities	871	28	77	10	—	*	1	881	28	78
Residential mortgage-backed	921	39	300	254	13		115	1,175	52	415
Commercial mortgage-backed	1,681	68	376	171	11		31	1,852	79	407
Other asset-backed	1,005	21	294	93	4		57	1,098	25	351
Total	$9,317	$538	2,036	$1,144	$136		445	$10,461	$674	2,481
*Less than $1

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

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of December 31, 2021:

	Twelve Months or Less Below Amortized Cost				More Than Twelve Months Below Amortized Cost				Total
	Fair Value	Unrealized Capital Losses		Number of securities	Fair Value	Unrealized Capital Losses		Number of securities	Fair Value	Unrealized Capital Losses		Number of securities
U.S. Treasuries	$7	$—	*	4	$7	$—	*	2	$14	$—	*	6
State, municipalities and political subdivisions	33	1		21	—	—		—	33	1		21
U.S. corporate public securities	1,237	32		290	110	7		138	1,347	39		428
U.S. corporate private securities	325	2		35	94	13		8	419	15		43
Foreign corporate public securities and foreign governments	425	13		90	21	1		17	446	14		107
Foreign corporate private securities	54	1		7	10	—	*	1	64	1		8
Residential mortgage-backed	400	11		181	241	9		96	641	20		277
Commercial mortgage-backed	780	8		178	155	7		27	935	15		205
Other asset-backed	577	4		183	70	2		48	647	6		231
Total	$3,838	$72		989	$708	$39		337	$4,546	$111		1,326
*Less than $1
Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of March 31, 2022. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, increased $563 from $111 to $674 for the three months ended March 31, 2022. The increase in gross unrealized capital losses was driven primarily by materially higher interest rates across the curve.

As of March 31, 2022, $4 of the total $674 of gross unrealized losses were from 4 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's intent impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2022		2021
	Impairment	No. of Securities	Impairment		No. of Securities
Residential mortgage-backed	5	11	—	*	6
Commercial mortgage-backed	—	—	—	*	1
Total	$5	11	$—	*	7
*Less than $1.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months ended March 31, 2022, the Company did not have any new commercial mortgage loan troubled debt restructuring. For the three months ended March 31, 2022, the Company had 3 new private placement troubled debt restructurings with a pre modification carrying value of $26 and post modification carrying value of $10. For the three months ended March 31, 2021, the Company did not have any new commercial mortgage loan trouble debt restructurings or new private placement troubled debt restructurings.

For the three months ended March 31, 2022 and March 31, 2021, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated:

	As of March 31, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$22	$27	$24	$—	$—	$73
2021	206	296	171	—	—	673
2020	119	196	31	10	—	356
2019	136	152	51	—	—	339
2018	126	40	2	—	—	168
2017	536	201	4	—	—	741
2016 and prior	1,380	429	16	—	—	1,825
Total	$2,525	$1,341	$299	$10	$—	$4,175

	As of December 31, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$215	$273	$182	$—	$—	$670
2020	114	202	69	—	—	385
2019	150	145	61	—	—	356
2018	127	43	3	—	—	173
2017	543	202	3	—	—	748
2016 and prior	1,451	434	16	—	—	1,901
Total	$2,600	$1,299	$334	$—	$—	$4,233

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated:

	As of March 31, 2022
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2022	$73	$—	$—	$—	$—	$73
2021	562	23	33	55	—	673
2020	313	14	23	6	—	356
2019	201	37	83	18	—	339
2018	96	3	48	21	—	168
2017	353	138	92	158	—	741
2016 and prior	1,419	173	162	71	—	1,825
Total	$3,017	$388	$441	$329	$—	$4,175

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2021	$556	$23	$34	$57	$—	$670
2020	342	15	23	5	—	385
2019	206	43	84	23	—	356
2018	96	3	49	25	—	173
2017	355	139	93	161	—	748
2016 and prior	1,505	154	166	76	—	1,901
Total	$3,060	$377	$449	$347	$—	$4,233

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated:

	As of March 31, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$10	$29	$—	$15	$—	$9	$—	$1	$9	73
2021	79	60	118	133	96	120	9	36	22	673
2020	70	147	17	22	35	30	2	12	21	356
2019	48	106	10	86	34	13	14	11	17	339
2018	28	60	52	7	7	9	—	5	—	168
2017	87	82	305	128	44	54	5	36	—	741
2016 and prior	432	411	411	83	177	151	37	98	25	1,825
Total	$754	$895	$913	$474	$393	$386	$67	$199	$94	4,175

	As of December 31, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$79	$58	$120	$132	$96	$118	$9	$36	$22	$670
2020	70	159	25	33	34	30	1	12	21	$385
2019	48	106	10	103	34	12	15	11	17	$356
2018	32	60	53	8	6	9	—	5	—	$173
2017	87	82	311	129	44	55	4	36	—	$748
2016 and prior	438	437	414	92	179	165	52	99	25	$1,901
Total	$754	$902	$933	$497	$393	$389	$81	$199	$85	$4,233

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated:

	As of March 31, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$—	$35	$34	$4	$—	$—	$—	73
2021	23	160	371	104	—	7	8	673
2020	51	64	101	140	—	—	—	356
2019	29	65	163	61	21	—	—	339
2018	35	71	31	11	3	17	—	168
2017	90	349	184	115	3	—	—	741
2016 and prior	591	390	320	278	63	143	40	1,825
Total	$819	$1,134	$1,204	$713	$90	$167	$48	$4,175

	As of December 31, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$24	$159	$368	$104	$—	$7	$8	$670
2020	51	72	124	138	—	—	—	385
2019	30	66	173	67	20	—	—	356
2018	35	72	31	15	3	17	—	173
2017	90	355	184	116	3	—	—	748
2016 and prior	631	408	335	280	63	144	40	1,901
Total	$861	$1,132	$1,215	$720	$89	$168	$48	$4,233

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2022	December 31, 2021
Allowance for credit losses, beginning of the period	$11	$67
Credit losses on mortgage loans for which credit losses were not previously recorded	1	1
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	(7)
Increase (decrease) on mortgage loans with allowance recorded in previous period	(3)	(50)
Provision for expected credit losses	9	11
Write-offs	—	—
Recoveries of amounts previously written off	—	—
Allowance for credit losses, end of period	$9	$11

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	March 31, 2022	December 31, 2021
Delinquency:
Current	$4,175	$4,233
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$4,175	$4,233

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of March 31, 2022 and December 31, 2021, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the three months ended March 31, 2022 and year ended December 31, 2021.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Fixed maturities	$349	$376
Equity securities	2	3
Mortgage loans on real estate	44	44
Policy loans	2	1
Short-term investments and cash equivalents	1	1
Limited partnerships and other	68	82
Gross investment income	466	507
Less: Investment expenses	17	18
Net investment income	$449	$489

As of March 31, 2022, the Company had $83 investments in fixed maturities that did not produce net investment income. As of December 31, 2021, the Company had no investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Fixed maturities, available-for-sale, including securities pledged	$(59)	$509
Fixed maturities, at fair value option	(175)	(142)
Equity securities, at fair value	(4)	3
Derivatives	52	(40)
Embedded derivatives - fixed maturities	(2)	(2)
Guaranteed benefit derivatives	4	49
Mortgage loans	3	63
Other investments	(1)	—
Net gains (losses)	$(182)	$440

Proceeds from the sale of fixed maturities, available-for-sale and trading, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Proceeds on sales	$870	$3,442
Gross gains	10	492
Gross losses	25	1

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2022			December 31, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$—	$—
Foreign exchange contracts	579	16	11	567	14	15
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	12,269	158	198	10,514	135	129
Foreign exchange contracts	58	1	—	34	—	—
Credit contracts	146	—	1	110	—	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	5	—	N/A	7	—
Within products	N/A	—	19	N/A	—	28
Within reinsurance agreements	N/A	—	—	N/A	—	—
Managed custody guarantees	N/A	—	5	N/A	—	1
Total		$180	$234		$156	$173
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2022 and December 31, 2021. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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

	March 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$146	$—	$1
Foreign exchange contracts	637	17	11
Interest rate contracts	10,311	158	198
		175	210
Counterparty netting(1)		(165)	(165)
Cash collateral netting(1)		(6)	(24)
Securities collateral netting(1)		(3)	(20)
Net receivables/payables		$1	$1
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

As of March 31, 2022, the Company held $6 and pledged $24 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2021, the Company held $8 and delivered $2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2022, the Company delivered $105 of securities and held $3 of securities as collateral. As of December 31, 2021, the Company delivered $60 of securities and held $2 securities as collateral.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended March 31,
	2022		2021
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income/(loss)	Net investment income and Other net gains/(losses)	Net investment income/(loss)	Net investment income and Other net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$6	$(1)	$5
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2	—	(3)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended March 31,
	2022		2021
	Net investment income/(loss)	Other net gains/(losses)	Net investment income/(loss)	Other net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$449	$(177)	$489	$440
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	2	(5)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2022	2021
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net gains (losses)	$51	$(35)
Foreign exchange contracts	Other net gains (losses)	1	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net gains (losses)	(2)	(2)
Within products	Other net gains (losses)	9	45
Managed custody guarantees	Other net gains (losses)	(3)	4
Total		$56	$12

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$482	$169	$—	$651
U.S. Government agencies and authorities	—	19	—	19
State, municipalities and political subdivisions	—	721	—	721
U.S. corporate public securities	—	7,362	47	7,409
U.S. corporate private securities	—	2,250	1,424	3,674
Foreign corporate public securities and foreign governments(1)	—	2,317	3	2,320
Foreign corporate private securities (1)	—	2,214	378	2,592
Residential mortgage-backed securities	—	3,028	37	3,065
Commercial mortgage-backed securities	—	2,879	—	2,879
Other asset-backed securities	—	1,237	36	1,273
Total fixed maturities, including securities pledged	482	22,196	1,925	24,603
Equity securities	15	5	117	137
Derivatives:
Interest rate contracts	—	158	—	158
Foreign exchange contracts	—	17	—	17
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	960	—	7	967
Assets held in separate accounts	84,193	5,438	334	89,965
Total assets	$85,650	$27,814	$2,383	$115,847
Percentage of Level to Total	74%	24%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$9	$9
Stabilizer and MCGs	—	—	15	15
Other derivatives:
Interest rate contracts	—	198	—	198
Foreign exchange contracts	—	11	—	11
Credit contracts	—	1	—	1
Total liabilities	$—	$210	$24	$234
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR"), Overnight Index Swap ("OIS") rates, and Secured Overnight Financing Rate ("SOFR"). The Company uses SOFR discounting for valuations of interest rate derivatives; however, certain legacy positions may continue to be discounted on OIS. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$5	$—	$(1)	$16	$—	$—	$—	$27	$—	$47	$—	$(2)
U.S. Corporate private securities	1,379	—	(113)	98	—	—	(40)	110	(10)	1,424	—	(113)
Foreign corporate public securities and foreign governments(1)	—	—	—	3	—	—	—	—	—	3	—	—
Foreign corporate private securities(1)	272	(16)	(19)	42	—	—	(11)	110	—	378	—	(19)
Residential mortgage-backed securities	34	(7)	—	11	—	—	—	—	(1)	37	(7)	—
Other asset-backed securities	33	—	(2)	16	—	(10)	(1)	—	—	36	—	(2)
Total fixed maturities, including securities pledged	1,723	(23)	(135)	186	—	(10)	(52)	247	(11)	1,925	(7)	(136)
Equity securities, at fair value	114	(5)	—	—	—	—	—	8	—	117	(6)	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(20)	6	—	—	(1)	—	—	—	—	(15)	—	—
FIA(2)	(9)	—	—	—	—	—	—	—	—	(9)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	1	6	—	—	—	—	—	7	—	—
Assets held in separate accounts(4)	316	(14)	—	65	—	(1)	—	6	(38)	334	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2021
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$57	$—	$(2)	$—	$—	$(9)	$—	$—	$—	$46	$—	$(2)
U.S. Corporate private securities	1,286	13	(48)	16	—	(88)	(27)	65	(17)	1,200	—	(39)
Foreign corporate public securities and foreign governments(1)	—	—	—	5	—	—	—	—	—	5	—	—
Foreign corporate private securities(1)	295	2	(7)	—	—	(5)	(11)	—	—	274	1	(6)
Residential mortgage-backed securities	33	(2)	—	11	—	(7)	—	—	(2)	33	(2)	—
Other asset-backed securities	37	—	(2)	5	—	—	(10)	17	—	47	—	(1)
Total fixed maturities, including securities pledged	1,708	13	(59)	37	—	(109)	(48)	82	(19)	1,605	(1)	(48)
Equity securities, at fair value	99	6	—	74	—	(24)	(7)	—	—	148	6	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(53)	49	—	—	—	—	1	—	—	(3)	—	—
FIA(2)	(10)	—	—	—	—	—	—	—	—	(10)	—	—
Assets held in separate accounts(4)	222	1	—	33	—	(1)	—	—	(18)	237	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2022 and 2021, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$24,603	$24,603	$26,412	$26,412
Equity securities	137	137	141	141
Mortgage loans on real estate	4,175	4,197	4,233	4,495
Policy loans	166	166	171	171
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	967	967	1,244	1,244
Derivatives	175	175	149	149
Short-term loan to affiliate	822	822	130	130
Other investments	143	143	143	143
Assets held in separate accounts	89,965	89,965	96,964	96,964
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	28,732	33,270	28,128	35,256
Funding agreements with fixed maturities	926	923	925	925
Supplementary contracts, immediate annuities and other	265	243	257	267
Derivatives:
Guaranteed benefit derivatives:
FIA	9	9	9	9
Stabilizer and MCGs	15	15	20	20
Other derivatives	210	210	144	144
Short-term debt(2)	63	63	19	19
Long-term debt(2)	2	2	2	2
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(2) Included in Other Liabilities on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2022
	DAC	VOBA		Total
Balance as of January 1, 2022	$270	$139		$409
Deferrals of commissions and expenses	14	1		15
Amortization:
Amortization, excluding unlocking(2)	(15)	(8)		(23)
Unlocking (1)	(9)	(14)		(23)
Interest accrued	9	6	(3)	15
Net amortization included in the Condensed Consolidated Statements of Operations	(15)	(16)		(31)
Change due to unrealized capital gains/losses on available-for-sale securities	260	202		462
Balance as of March 31, 2022	$529	$326		$855

	2021
	DAC	VOBA		Total
Balance as of January 1, 2021	$122	$40		$162
Deferrals of commissions and expenses	13	1		14
Amortization:
Amortization, excluding unlocking(2)	(34)	(30)		(64)
Unlocking (1)	(1)	1		—
Interest accrued	9	6	(3)	15
Net amortization included in the Condensed Consolidated Statements of Operations	(26)	(23)		(49)
Change due to unrealized capital gains/losses on available-for-sale securities	184	163		347
Balance as of March 31, 2021	$293	$181		$474
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) There was no loss recognition during 2022. During the three months ended March 31, 2021 the Company recognized $2 of loss recognition related to DAC.
(3) Interest accrued at the following rates for VOBA: 7.0% during 2022 and 5.5% to 7.0% during 2021.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6. Reinsurance

As of March 31, 2022, the Company has reinsurance treaties with 3 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. Premiums receivable and reinsurance recoverable were comprised of the following as of the dates indicated:

	March 31,	December 31,
	2022	2021
Premiums receivable	$(1)	$(3)
Reinsurance recoverable, net of allowance for credit losses	3,526	3,601
Total	$3,525	$3,598

Information regarding the effect of reinsurance on the Condensed Consolidated Statement of Operations is as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Premiums:
Direct premiums	$8	$11
Reinsurance assumed	—	—
Reinsurance ceded	—	(2,458)
Net premiums	$8	$(2,447)

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$228	$447
Reinsurance assumed	1	4
Reinsurance ceded	(32)	(2,507)
Net interest credited and other benefits to contract owners / policyholders	$197	$(2,056)

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of March 31, 2022 and December 31, 2021, the Company had a deposit asset of $1.4 billion which is reported in "Other assets" on the accompanying Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	March 31,
	2022	2021
Fixed maturities, net of impairments	$248	$1,896
Derivatives(1)	76	66
DAC/VOBA adjustment on available-for-sale securities(2)	(105)	(505)
Other	—	1
Unrealized capital gains (losses), before tax	219	1,458
Deferred income tax asset (liability)(3)	82	(178)
Net unrealized capital gains (losses)	301	1,280
Pension and other postretirement benefits liability, net of tax	2	3
AOCI	$303	$1,283
(1)Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2022, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $21.
(2) Upon adoption of ASU 2018-12 on January 1, 2023, the DAC/VOBA adjustments on available-for-sale securities will be reversed as of the January 1, 2021 transition date and in subsequent periods.
(3) The $82 net deferred income tax asset as of March 31, 2022 is the result of uncleared stranded deferred tax benefits created in prior years when a valuation allowance was created.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2022
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,939)		$407	$(1,532)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	60		(13)	47
DAC/VOBA and Sales inducements	462	(1)	(97)	365
Change in unrealized gains (losses) on available-for-sale securities	(1,417)		297	(1,120)

Derivatives:
Derivatives	4	(2)	—	4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	(1)		1	—
Change in Accumulated other comprehensive income (loss)	$(1,418)		$298	$(1,120)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Three Months Ended March 31, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,028)		$217	$(811)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(506)		106	(400)
DAC/VOBA and Sales inducements	349	(1)	(74)	275
Premium deficiency reserve adjustment	434		(91)	343
Change in unrealized gains (losses) on available-for-sale securities	(751)		158	(593)

Derivatives:
Derivatives	(1)	(2)	—	(1)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains (losses) on derivatives	(7)		1	(6)
Change in Accumulated other comprehensive income (loss)	$(758)		$159	$(599)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

The Company's effective tax rates for the three months ended March 31, 2022 and March 31, 2021 were (28.0)% and 18.5%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction and tax credits.

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

Tax Regulatory Matters

For the tax years 2020 through 2022, the Company participated in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2020 tax year, the Company was in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for that tax year.

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

Under this agreement, the Company incurred immaterial interest expense for the three months ended March 31, 2022. The Company earned $1 of interest income for the three months ended March 31, 2022. The Company incurred immaterial interest expense for the three months ended March 31, 2021. The Company earned $1 interest income for the three months ended March 31, 2021. As of March 31, 2022, VRIAC had $822 outstanding receivables and VIPS had an outstanding payable of $62. As of December 31, 2021, VRIAC had an outstanding receivable of $130 and VIPS had a $19 outstanding payable from/to Voya Financial under the reciprocal loan agreement.

10.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of March 31, 2022, the Company had off-balance sheet commitments to acquire mortgage loans of $83 and purchase limited partnerships and private placement investments of $820.

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

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	March 31, 2022	December 31, 2021
Fixed maturity collateral pledged to FHLB(1)	$1,157	$1,124
FHLB restricted stock(2)	47	47
Other fixed maturities-state deposits	13	14
Cash and cash equivalents	3	3
Securities pledged(3)	832	799
Total restricted assets	$2,052	$1,987
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $727 and $739 as of March 31, 2022 and December 31, 2021, respectively. In addition, as of March 31, 2022 and December 31, 2021, the Company delivered securities as collateral of $105 and $60, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2022 and December 31, 2021, the Company had $926 and $925, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, assets with a market value of approximately $1,157 and $1,124, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

Litigation includes Ravarino, et al. v. Voya Financial, Inc., et al. (USDC District of Connecticut, No. 3:21-cv-01658) (filed December 14, 2021). In this putative class action, the plaintiffs allege that the named defendants, which include the Company, breached their fiduciary duties of prudence and loyalty in the administration of the Voya 401(k) Savings Plan. The plaintiffs claim that the named defendants did not exercise proper prudence in their management of allegedly poorly performing investment options, including proprietary funds, and passed excessive investment-management and other administrative fees for proprietary and non-proprietary funds onto plan participants. The plaintiffs also allege that the defendants engaged in self-dealing through the inclusion of the Voya Stable Value Option into the plan offerings and by setting the “crediting rate” for participants’ investment in the Stable Value Fund artificially low in relation to Voya’s general account investment returns in order to maximize the spread and Voya’s profits at the participants’ expense. The complaint seeks disgorgement of unjust profits as well as costs incurred. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

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

11.    Related Party Transactions
Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three months ended March 31, 2022, revenues with affiliated entities related to these agreements were $23. For the three months ended March 31, 2021, revenues with affiliated entities related to these agreements were $23. For the three months ended March 31, 2022, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $161. For the three months ended March 31, 2021, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $164.

On May 2, 2022, the Company declared an extraordinary dividend to its Parent in the amount of $809 with the payment subject to the approval of the Connecticut Department of Insurance.

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

The following discussion and analysis presents a review of our results of operations for the three months ended March 31, 2022 and 2021 and financial condition as of March 31, 2022 and December 31, 2021. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report on Form 10-K").

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See Note Concerning Forward-Looking Statements.

Overview

VRIAC is a stock life insurance company domiciled in the State of Connecticut. VRIAC and its wholly owned subsidiaries (collectively, the "Company") provide financial products and services in the United States. VRIAC is authorized to conduct its insurance business in all states and in the District of Columbia, Guam, Puerto Rico and the Virgin Islands.

On January 4, 2021, VRIAC's ultimate parent, Voya Financial, completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of Security Life of Denver Company ("SLD") and Security Life of Denver International Limited ("SLDI"), including the capital stock of several subsidiaries of SLD and SLDI. Concurrently with the sale, SLD entered into reinsurance agreements with ReliaStar Life Insurance Company ("RLI"), ReliaStar Life Insurance Company of New York (“RLNY”), and VRIAC, each of which is a direct or indirect wholly owned subsidiary of Voya Financial. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") resulted in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. See the Reinsurance Note in Part II, Item 8. of our Annual Report on Form 10-K for more information regarding the Individual Life Transaction.

Effective as of March 1, 2021, Voya Retirement Insurance and Annuity Company acquired 49.9% of the issued and outstanding common stock of Voya Special Investments, Inc. from Voya Financial, Inc. The investment has been accounted for as an equity method investment and recognized within Other investments in the Condensed Consolidated Balance Sheets. Also, effective as of March 1, 2021, the Company acquired $80 million of SLD issued surplus notes and $73 million of Resolution (Life U.S. Intermediate Holdings Ltd.) issued preferred shares from affiliated entities, which were received in connection with the Individual Life Transaction.

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

Recent Developments

All statements in this section, other than statements of historical fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of factors that could cause actual results, performance, or events to differ from those discussed in any forward-looking statement, including in a material manner, see Note Concerning Forward-Looking Statements in this Quarterly Report on Form 10-Q.

COVID-19 and its Effect on the Global Economy

COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. Even though the pace of vaccinations are increasing in many countries, including the United States, the disease continues to spread throughout the world. The persistence of new infections, including the introduction of new variants, has slowed the re-opening of the U.S. economy and, even in regions where restrictions have largely been lifted, economic activity has been slow to recover. In addition, while the ability to impose federal vaccine mandates have been curtailed by the U.S. Supreme Court, we continue to be subject to various state and local vaccine mandates that would require at least a portion of our U.S. employees to be vaccinated, which could potentially impact our work force. Longer-term, the economic outlook is uncertain, but may depend in significant part on progress with respect to effective therapies to treat COVID-19 or the approval of additional vaccines and the pace at which they are administered globally.

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

The effects of COVID-19 have become less distinguishable as other geopolitical developments have driven uncertainty in the macroeconomic environment. Ongoing equity market volatility and declines drive variability in AUM levels and associated fee-based margin. Higher interest rate levels have provided and may continue to provide some offsetting revenue lift on our general account fixed products. On a prospective basis, general economic uncertainty due to COVID-19, combined with other factors and events, could serve to negatively impact sales and flows into our products.

Results of Operations

($ in millions)	Three Months Ended March 31,
	2022	2021	Change
Revenues:
Net investment income	$449	$489	$(40)
Fee income	263	259	4
Premiums	8	(2,447)	2,455
Broker-dealer commission revenue	—	1	(1)
Total net gains (losses)	(182)	440	(622)
Other revenue	11	7	4
Total revenues	549	(1,251)	1,800
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	197	(2,056)	2,253
Operating expenses	296	285	11
Broker-dealer commission expense	—	1	(1)
Net amortization of Deferred policy acquisition costs and Value of business acquired	31	49	(18)
Total benefits and expenses	524	(1,721)	2,245
Income (loss) before income taxes	25	470	(445)
Income tax expense (benefit)	(7)	87	(94)
Net income (loss)	$32	$383	$(351)

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Total Revenues

Net investment income decreased by $40 million from $489 million to $449 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance; and
•lower investment income on fixed maturity securities as yields on new investments are lower than the yields earned on the voluntary asset turnover.

Premiums increased by $2,455 from $(2,447) million to $8 million primarily due to:

•the close of the Individual Life Transaction in the prior period, at which point the Pension Risk Transfer (PRT) and annuity business was ceded to Resolution.

Total net gains (losses) changed by $622 million from a gain of $440 million to a loss $182 million primarily due to:

•higher gains on fixed maturities, including securities pledged in the prior period due to reinsurance agreements related to the Life Transaction and higher CECL allowance for certain fixed maturity securities;
•unfavorable changes in fixed maturities, using the fair value option due to interest rate movements and spread changes;
•unfavorable changes in the fair value of embedded derivatives on product guarantees excluding performance risk as a result of interest rate movements; and
•higher gains on mortgage loans in the prior period driven by the sale of loans from reinsurance portfolios to Resolution upon the close of the transaction and a decline in CECL allowance.

The increase was partially offset by:
•favorable changes in derivatives - VIM (including embedded derivatives) due to interest rate changes.

Total Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $2,253 million from $(2,056) million to $197 million primarily due to:

•the ceding of the Pension Risk Transfer (PRT) and annuity business to Resolution as part of the Life Transaction in the prior period.

The increase was partially offset by:

•a decrease in PRT reserves which were updated to reflect a change in yield assumptions related to liabilities in the current period that did not occur in the prior period.

Net amortization of DAC and VOBA decreased by $18 million from $49 million to $31 million primarily due to:

•decrease in net amortization within the Annuities business due to realized gains from asset liquidation related to the Life Transaction.
•lower amortization due to lower gross profits

The decrease was partially offset by:

•unfavorable unlocking in the current period compared to favorable unlocking in the prior period due to separate account performance; and

Income tax expense (benefit) changed by $94 million from an expense of $87 million to a benefit of $7 million primarily due to:

•a decrease in income before income taxes.

Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2022		December 31, 2021
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$22,527	74.0%	$24,360	75.6%
Fixed maturities, at fair value option	1,244	4.1%	1,253	3.9%
Equity securities, at fair value	137	0.5%	141	0.4%
Short-term investments(1)	7	—%	—	—%
Mortgage loans on real estate	4,166	13.7%	4,222	13.1%
Policy loans	166	0.5%	171	0.5%
Limited partnerships/corporations	1,032	3.4%	980	3.0%
Derivatives	175	0.6%	149	0.5%
Securities pledged	832	2.7%	799	2.5%
Other investments	143	0.5%	143	0.5%
Total investments	$30,429	100.0%	$32,218	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	March 31, 2022
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$569	2.3%	$651	2.6%
U.S. Government agencies and authorities	20	0.1%	19	0.1%
State, municipalities, and political subdivisions	706	2.9%	721	2.9%
U.S. corporate public securities	7,269	29.8%	7,409	30.2%
U.S. corporate private securities	3,633	14.9%	3,674	14.9%
Foreign corporate public securities and foreign governments(1)	2,330	9.6%	2,320	9.4%
Foreign corporate private securities(1)	2,595	10.6%	2,592	10.5%
Residential mortgage-backed securities	3,057	12.5%	3,065	12.5%
Commercial mortgage-backed securities	2,923	12.0%	2,879	11.7%
Other asset-backed securities	1,295	5.3%	1,273	5.2%
Total fixed maturities, including securities pledged	$24,397	100.0%	$24,603	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$554	2.3%	$691	2.6%
U.S. Government agencies and authorities	20	0.1%	20	0.1%
State, municipalities, and political subdivisions	716	2.9%	803	3.0%
U.S. corporate public securities	7,314	30.1%	8,269	31.4%
U.S. corporate private securities	3,620	14.9%	3,939	14.9%
Foreign corporate public securities and foreign governments(1)	2,352	9.7%	2,591	9.8%
Foreign corporate private securities(1)	2,563	10.5%	2,703	10.2%
Residential mortgage-backed securities	3,081	12.7%	3,164	12.0%
Commercial mortgage-backed securities	2,766	11.4%	2,881	10.9%
Other asset-backed securities	1,341	5.4%	1,351	5.1%
Total fixed maturities, including securities pledged	$24,327	100.0%	$26,412	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2022, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$651	$—	$—	$—	$—	$—	$651
U.S. Government agencies and authorities	19	—	—	—	—	—	19
State, municipalities and political subdivisions	660	60	1	—	—	—	721
U.S. corporate public securities	2,362	4,771	251	17	—	8	7,409
U.S. corporate private securities	1,213	2,163	217	80	1	—	3,674
Foreign corporate public securities and foreign governments(1)	697	1,503	101	7	3	9	2,320
Foreign corporate private securities(1)	229	2,082	170	36	10	65	2,592
Residential mortgage-backed securities	2,970	70	5	—	8	12	3,065
Commercial mortgage-backed securities	2,421	390	60	8	—	—	2,879
Other asset-backed securities	1,045	215	1	5	7	—	1,273
Total fixed maturities	$12,267	$11,254	$806	$153	$29	$94	$24,603
% of Fair Value	49.9%	45.7%	3.3%	0.6%	0.1%	0.4%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	20	—	—	—	—	—	20
State, municipalities and political subdivisions	737	65	1	—	—	—	803
U.S. corporate public securities	2,697	5,285	239	41	7	—	8,269
U.S. corporate private securities	1,315	2,300	243	79	2	—	3,939
Foreign corporate public securities and foreign governments(1)	789	1,689	106	7	—	—	2,591
Foreign corporate private securities(1)	223	2,202	146	67	—	65	2,703
Residential mortgage-backed securities	3,116	22	—	1	10	15	3,164
Commercial mortgage-backed securities	2,488	332	54	7	—	—	2,881
Other asset-backed securities	1,112	221	4	6	8	—	1,351
Total fixed maturities	$13,188	$12,116	$793	$208	$27	$80	$26,412
% of Fair Value	49.9%	45.9%	3.0%	0.8%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	March 31, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$651	$—	$—	$—	$—	$651
U.S. Government agencies and authorities	17	—	2	—	—	19
State, municipalities and political subdivisions	42	409	209	61	—	721
U.S. corporate public securities	24	407	2,138	4,559	281	7,409
U.S. corporate private securities	30	74	1,047	2,287	236	3,674
Foreign corporate public securities and foreign governments(1)	8	169	613	1,399	131	2,320
Foreign corporate private securities(1)	—	29	190	2,158	215	2,592
Residential mortgage-backed securities	2,013	161	192	193	506	3,065
Commercial mortgage-backed securities	1,086	287	636	777	93	2,879
Other asset-backed securities	106	277	651	210	29	1,273
Total fixed maturities	$3,977	$1,813	$5,678	$11,644	$1,491	$24,603
% of Fair Value	16.2%	7.3%	23.1%	47.3%	6.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	18	—	2	—	—	20
State, municipalities and political subdivisions	47	465	225	65	1	803
U.S. corporate public securities	46	483	2,429	5,047	264	8,269
U.S. corporate private securities	32	68	1,147	2,447	245	3,939
Foreign corporate public securities and foreign governments(1)	8	176	716	1,562	129	2,591
Foreign corporate private securities(1)	—	29	198	2,266	210	2,703
Residential mortgage-backed securities	2,089	214	159	222	480	3,164
Commercial mortgage-backed securities	1,167	289	580	753	92	2,881
Other asset-backed securities	150	303	647	217	34	1,351
Total fixed maturities	$4,248	$2,027	$6,103	$12,579	$1,455	$26,412
% of Fair Value	16.1%	7.7%	23.1%	47.6%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $563 million from $111 million to $674 million for the three months ended March 31, 2022. The large increase in unrealized losses was driven primarily by materially higher interest rates across the curve.

As of March 31, 2022 and December 31, 2021, we held no fixed maturity securities with unrealized capital losses in excess of $10 million.

As of March 31, 2022, we had $1.5 billion of energy sector fixed maturity securities, constituting 6.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $29 million, including no energy sector fixed maturity security with unrealized capital loss in excess of $10 million. As of March 31, 2022, our fixed maturity exposure to the energy sector is comprised of 88.1% investment grade securities.

As of December 31, 2021, we held $1.6 billion of energy sector fixed maturity securities, constituting 6.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $14 million, including no energy sector fixed maturity security with unrealized capital loss in excess of $10 million. As of December 31, 2021, our fixed maturity exposure to the energy sector is comprised of 87.0% investment grade securities.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,398	$30	$7	$1	$1,422
Prime Non-Agency	1,625	19	44	1	1,601
Alt-A	25	5	1	2	31
Sub-Prime(1)	24	3	—	—	27
Total RMBS	$3,072	$57	$52	$4	$3,081
(1) Includes subprime other asset backed securities.
	December 31, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,501	$60	$5	$3	$1,559
Prime Non-Agency	1,543	31	14	1	1,561
Alt-A	27	5	1	3	34
Sub-Prime(1)	25	3	—	—	28
Total RMBS	$3,096	$99	$20	$7	$3,182
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2015 and prior	$586	$601	$109	$108	$141	$140	$89	$88	$65	$60	$990	$997
2016	23	23	16	16	22	22	24	22	—	—	85	83
2017	53	53	18	17	50	48	37	36	22	22	180	176
2018	73	74	19	18	68	67	47	46	2	2	209	207
2019	137	143	31	30	112	110	198	186	6	5	484	474
2020	62	62	21	21	46	44	106	100	—	—	235	227
2021	125	120	67	66	139	133	228	219	—	—	559	538
2022	10	10	11	11	74	72	82	80	4	4	181	177
Total CMBS	$1,069	$1,086	$292	$287	$652	$636	$811	$777	$99	$93	$2,923	$2,879

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2015 and prior	$585	$649	$107	$111	$129	$133	$102	$103	$64	$62	$987	$1,058
2016	23	25	16	17	22	23	24	24	—	—	85	89
2017	53	58	18	18	46	47	35	36	22	23	174	182
2018	72	80	19	19	74	75	47	48	2	2	214	224
2019	146	163	31	31	112	114	198	199	6	5	493	512
2020	64	66	22	22	45	46	118	119	—	—	249	253
2021	126	126	71	71	142	142	225	224	—	—	564	563
Total CMBS	$1,069	$1,167	$284	$289	$570	$580	$749	$753	$94	$92	$2,766	$2,881

As of March 31, 2022, 84.1% and 13.6% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 86.4% and 11.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$54	$54	$223	$221	$587	$579	$72	$70	$16	$14	$952	$938
Auto-Loans	—	1	—	—	5	5	—	—	—	—	5	6
Student Loans	12	12	56	55	1	1	2	1	—	—	71	69
Credit Card loans	—	—	—	—	2	2	—	—	—	—	2	2
Other Loans	39	38	1	1	66	64	144	139	—	—	250	242
Total Other ABS(1)	$105	$105	$280	$277	$661	$651	$218	$210	$16	$14	$1,280	$1,257
(1) Excludes subprime other asset backed securities
	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$100	$101	$233	$233	$568	$568	$71	$70	$19	$17	$991	$989
Auto-Loans	—	—	1	1	5	6	—	—	—	—	6	7
Student Loans	12	12	66	68	6	6	2	2	—	—	86	88
Credit Card loans	—	—	—	—	2	2	—	—	—	—	2	2
Other Loans	35	37	1	1	63	64	141	145	—	—	240	247
Total Other ABS(1)	$147	$150	$301	$303	$644	$646	$214	$217	$19	$17	$1,325	$1,333
(1) Excludes subprime other asset backed securities

As of March 31, 2022, 81.8% and 17.1% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 82.2% and 16.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of March 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 times and a weighted average LTV ratio of 46.5%. As of December 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 46.6%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

While economic conditions in Europe have broadly improved, geopolitical tensions emanating from the Russia-Ukraine conflict remain a notable tail risk. Despite signs of economic improvement in the region, we continue to closely monitor our exposure to the region.

As of March 31, 2022, the Company's total European exposure had an amortized cost and fair value of $2,347 million and $2,324 million, respectively. Some of the major country level exposures were in the United Kingdom of $1,109 million, in France of $197 million, in The Netherlands of $185 million, in Switzerland of $167 million, in Germany of $158 million, and in Belgium of $109 million. Our direct exposure in Eastern Europe is comparatively small, with only $11 million of exposure in Russia and none in Ukraine or Belarus.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of March 31, 2022, VRIAC had $822 million outstanding receivables and VIPS had a $62 million outstanding payable. As of December 31, 2021, we had an outstanding receivable of $130 million and VIPS had a $19 million outstanding payable from/to Voya Financial under the reciprocal loan agreement. We and Voya Financial continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Interest on any borrowing by either us or Voya Financial is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 49.0% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2022, VRIAC had securities lending collateral assets of $621 million, which represents approximately 0.5% of its general account statutory admitted assets. As of December 31, 2021, VRIAC had securities lending collateral assets of $676 million, which represents approximately 0.5% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2022, VRIAC did not receive any capital contribution from its Parent. During the three months ended March 31, 2021, VRIAC received a $323 million capital contribution from its Parent, comprised of cash and non-cash assets.

During the three months ended March 31, 2022, VRIAC paid an ordinary dividend to its Parent in the aggregate amount of $48 million. During the three months ended March 31, 2021, VRIAC paid an ordinary dividend to its Parent in the aggregate amount of $78 million.

On May 2, 2022, VRIAC declared an extraordinary dividend to its Parent in the amount of $809 million with the payment subject to the approval of the Connecticut Department of Insurance.

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

Our financial strength rating as of the date of this Quarterly Report on Form 10-Q are summarized in the following table.

Rating Agency
	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("Fitch")(1)	("Moody's")(2)	("S&P")(3)
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A	A2	A+
(1) Fitch's financial strength rating for insurance companies range from "AAA (exceptionally strong)" to "C (distressed). " Long-term credit ratings range from
"AAA (highest credit quality)," which denotes exceptionally strong capacity for timely payment of financial commitments, to "D (default)."
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

We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products. Derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Condensed Consolidated Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net gains (losses) in the Condensed Consolidated Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report on Form 10-K") filed with the Securities and Exchange Commission. In addition, please see "Management’s Narrative Analysis of the Results of Operations and Financial Condition" Part I, Item 2. of this Quarterly Report on Form 10-Q.

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

May 13, 2022			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael Katz
Michael Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

