Form 10-Q
period 2022-06-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2022-08-11
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
As of August 5, 2022, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended June 30, 2022

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
Condensed Consolidated Balance Sheets
June 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,784 as of 2022 and $22,349 as of 2021; allowance for credit losses of $33 as of 2022 and $48 as of 2021)	$21,239	$24,360
Fixed maturities, at fair value using the fair value option	1,248	1,253
Equity securities, at fair value (cost of $144 as of 2022 and $141 as of 2021)	144	141
Mortgage loans on real estate	4,174	4,233
Less: Allowance for credit losses	10	11
Mortgage loans on real estate, net	4,164	4,222
Policy loans	163	171
Limited partnerships/corporations	1,051	980
Derivatives	240	149
Securities pledged (amortized cost of $849 as of 2022 and $725 as of 2021)	799	799
Other investments	142	143
Total investments	29,190	32,218
Cash and cash equivalents	282	436
Short-term investments under securities loan agreements, including collateral delivered	871	808
Accrued investment income	276	285
Premiums receivable and reinsurance recoverable	3,478	3,598
Less: Allowance for credit losses	9	—
Premiums receivable and reinsurance recoverable, net	3,469	3,598
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,271	422
Short-term loan to affiliate	—	130
Current income tax recoverable	15	—
Deferred income taxes	370	—
Due from affiliates	63	70
Property and equipment	46	72
Other assets (net of allowance for credit loss of $3 as of 2022 and $0 as of 2021)	1,651	1,635
Assets held in separate accounts	77,421	96,964
Total assets	$114,925	$136,638

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$33,739	$32,926
Payable for securities purchased	79	—
Payables under securities loan agreements, including collateral held	853	811
Due to affiliates	91	110
Derivatives	261	144
Current income taxes	—	42
Deferred income taxes	—	227
Other liabilities	436	384
Liabilities related to separate accounts	77,421	96,964
Total liabilities	$112,880	$131,608

Commitments and Contingencies (Note 10)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2022 and 2021, respectively; $50 par value per share)	3	3
Additional paid-in capital	2,778	3,191
Accumulated other comprehensive income (loss)	(759)	1,423
Retained earnings (deficit)	23	413
Total shareholder's equity	2,045	5,030
Total liabilities and shareholder's equity	$114,925	$136,638

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net investment income	$420	$482	$869	$971
Fee income	246	271	509	530
Premiums	3	6	11	(2,441)
Broker-dealer commission revenue	1	—	1	1
Net gains (losses):
Total impairments	(2)	—	(7)	—
Other net gains (losses)	(134)	(35)	(311)	405
Total net gains (losses)	(136)	(35)	(318)	405
Other revenue	17	10	28	17
Total revenues	551	734	1,100	(517)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	196	176	393	(1,880)
Operating expenses	303	307	599	592
Broker-dealer commission expense	1	—	1	1
Net amortization of Deferred policy acquisition costs and Value of business acquired	37	29	68	78
Total benefits and expenses	537	512	1,061	(1,209)
Income (loss) before income taxes	14	222	39	692
Income tax expense (benefit)	(8)	36	(15)	123
Net income (loss)	$22	$186	$54	$569

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$22	$186	$54	$569
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(1,344)	446	(2,762)	(312)
Pension and other postretirement benefits liability	—	(1)	—	(1)
Other comprehensive income (loss), before tax	(1,344)	445	(2,762)	(313)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(282)	93	(580)	(66)
Other comprehensive income (loss), after tax	(1,062)	352	(2,182)	(247)
Comprehensive income (loss)	$(1,040)	$538	$(2,128)	$322

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of April 1, 2022	$3	$3,191	$303	$397	$3,894
Comprehensive income (loss):
Net income (loss)	—	—	—	22	22
Other comprehensive income (loss), after tax	—	—	(1,062)	—	(1,062)
Total comprehensive income (loss)					(1,040)
Dividends paid and distributions of capital	—	(413)	—	(396)	(809)
Balance as of June 30, 2022	$3	$2,778	$(759)	$23	$2,045

Balance as of April 1, 2021	$3	$3,196	$1,283	$444	$4,926
Comprehensive income (loss):
Net income (loss)	—	—	—	186	186
Other comprehensive income (loss), after tax	—	—	352	—	352
Total comprehensive income (loss)					538
Dividends paid and distributions of capital	—	(5)	—	(474)	(479)
Balance as of June 30, 2021	$3	$3,191	$1,635	$156	$4,985

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2022	$3	$3,191	$1,423	$413	$5,030
Comprehensive income (loss):
Net income (loss)	—	—	—	54	54
Other comprehensive income (loss), after tax	—	—	(2,182)	—	(2,182)
Total comprehensive income (loss)					(2,128)
Dividends paid and distributions of capital	—	(413)	—	(444)	(857)
Balance as of June 30, 2022	$3	$2,778	$(759)	$23	$2,045

Balance as of January 1, 2021	$3	$2,873	$1,882	$139	$4,897
Comprehensive income (loss):
Net income (loss)	—	—	—	569	569
Other comprehensive income (loss), after tax	—	—	(247)	—	(247)
Total comprehensive income (loss)					322
Dividends paid and distributions of capital	—	(5)	—	(552)	(557)
Contribution of capital	—	323	—	—	323
Balance as of June 30, 2021	$3	$3,191	$1,635	$156	$4,985

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$661	$477
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,215	2,411
Equity securities	—	58
Mortgage loans on real estate	353	261
Limited partnerships/corporations	48	255
Acquisition of:
Fixed maturities	(3,125)	(2,669)
Fixed maturities, trading	—	(33)
Equity securities	—	(173)
Mortgage loans on real estate	(292)	(287)
Limited partnerships/corporations	(96)	(133)
Derivatives, net	100	(31)
Policy loans, net	8	8
Short-term loan to affiliate, net	130	653
Collateral received (delivered), net	(21)	(18)
Receipts on deposit asset contracts	57	26
Other, net	(3)	4
Net cash (used in) provided by investing activities	(626)	332
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,851	2,083
Maturities and withdrawals from investment contracts	(2,244)	(2,477)
Proceeds from loans with affiliates, net	61	63
Dividends paid and distributions of capital	(857)	(552)
Capital contribution from parent	—	20
Net cash (used in) financing activities	(189)	(863)
Net increase (decrease) in cash and cash equivalents	(154)	(54)
Cash and cash equivalents, beginning of period	436	360
Cash and cash equivalents, end of period	$282	$306

Supplemental Cash flow information:
Noncash capital contribution from parent	$—	$298

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

Impairment of Long-lived Assets

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized whenever the carrying amount of an asset exceeds its estimated fair value. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value. During the second quarter of 2022, the Company had a triggering event related to a decrease in the market price of its office building. Consequently, the Company determined its fair value, based on an appraisal, to be lower than its carrying value. As a result, the Company recognized an impairment loss of $32, which is included in Operating expenses in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2022, and its results of operations, comprehensive income, and changes in shareholder's equity for the three and six months ended June 30, 2022 and 2021, and its statements of cash flows for the six months ended June 30, 2022 and 2021, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

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
Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
This standard, issued in June 2022, clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring fair value. In addition, the restrictions cannot be recognized and measured as separate units of account. Disclosures on such restrictions are also required.

The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and are required to be applied prospectively, with any adjustments from the adoption recognized in earnings and disclosed.
The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2022-03.
ASU 2022-02, Troubled Debt Restructurings ("TDRs") and Vintage Disclosures	This standard, issued in March 2022, eliminates the accounting guidance on troubled debt restructurings for creditors, requires enhanced disclosures for creditors about loan modifications when a borrower is experiencing financial difficulty, and requires public business entities to include current-period gross write-offs in the vintage disclosure tables.	The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities have the option to apply the amendments involving the recognition and measurement of TDRs using a modified retrospective transition method; the other amendments are required to be applied prospectively.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2022-02.
ASU 2020-04, Reference Rate Reform	This standard, issued in March 2020, provides temporary optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

In January, 2021 the Financial Accounting Standards Board ("FASB") issued ASU 2021-01 which clarified the scope of relief related to ASU 2020-04.
		The amendments are effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.	The Company expects that it may elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Company is still evaluating its options under this guidance as the reference rate reform adoption process continues. To date, the adoption of the ASU has not had an impact on the Company’s financial condition and results of operations. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships as transition progresses.

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
•Amortization of DAC on a constant level basis over the expected term of the contracts, without reference to revenue or profitability. Elimination of adjustments in AOCI related to DAC and balances amortized on a basis consistent with DAC. DAC will no longer be subjected to loss recognition testing.
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

The Company expects the January 1, 2021 transition impact will increase Total shareholder’s equity by $0.5 billion to $0.7 billion, primarily driven by a positive impact to AOCI resulting from the reversal of DAC/VOBA adjustment balances of approximately $1.0 billion after tax, offset by an unfavorable impact to AOCI of between $0.2 billion and $0.4 billion after tax, resulting from the remeasurement of Future policy benefits and Reinsurance recoverables using January 1, 2021 discount rates. The expected transition effect on Total shareholder's equity will also include an unfavorable impact on Retained earnings (deficit) of approximately $0.1 billion after tax associated with the establishment of MRB liabilities related to guaranteed minimum benefits on certain deferred annuity contracts. The majority of the ASU 2018-12 transition impact of between $0.2 billion and $0.4 billion associated with Future policy benefits and Reinsurance recoverables and approximately 20% of the $0.1 billion transition impact associated with the establishment of MRB liabilities are related to business that was reinsured to Resolution Life US in January 2021.

The ultimate effects the standard will have on the financial statements are highly dependent on policyholder behavior, actuarial assumptions and macroeconomic conditions, particularly interest rates and spreads, which may materially change ASU 2018-12-related equity impacts in periods subsequent to transition. The Company estimates the impact of ASU 2018-12 will shift to a reduction of Total shareholder’s equity as of June 30, 2022, primarily related to a negative impact in AOCI resulting from the reversal of DAC/VOBA adjustment balances, which have declined significantly since January 2021 due to increases in interest rates and spreads. While rising interest rates since January 1, 2021 will result in a less unfavorable impact on AOCI due to remeasurement of liability for Future policy benefits, this will be materially offset by the impact from remeasurement of Reinsurance recoverables.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2022:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$559	$50	$14	$—	$595	$—
U.S. Government agencies and authorities	20	—	2	—	18	—
State, municipalities and political subdivisions	708	4	47	—	665	—
U.S. corporate public securities	7,337	124	776	—	6,684	1
U.S. corporate private securities	3,743	24	231	—	3,536	—
Foreign corporate public securities and foreign governments(1)	2,372	25	244	—	2,135	18
Foreign corporate private securities(1)	2,692	11	136	—	2,554	13
Residential mortgage-backed securities	3,154	36	107	3	3,086	—
Commercial mortgage-backed securities	2,937	7	200	—	2,743	1
Other asset-backed securities	1,359	1	90	—	1,270	—
Total fixed maturities, including securities pledged	24,881	282	1,847	3	23,286	33
Less: Securities pledged	849	14	64	—	799	—
Total fixed maturities	$24,032	$268	$1,783	$3	$22,487	$33
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2022, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$510	$493
After one year through five years	3,192	3,104
After five years through ten years	3,825	3,616
After ten years	9,904	8,974
Mortgage-backed securities	6,091	5,829
Other asset-backed securities	1,359	1,270
Fixed maturities, including securities pledged	$24,881	$23,286

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2022 and December 31, 2021, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholder's Equity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2022
Communications	$941	$23	$77	$887
Financial	3,035	32	301	2,766
Industrial and other companies	6,810	55	614	6,251
Energy	1,403	40	91	1,352
Utilities	2,692	27	193	2,526
Transportation	888	4	74	818
Total	$15,769	$181	$1,350	$14,600

December 31, 2021
Communications	$883	$154	$2	$1,035
Financial	2,713	275	13	2,975
Industrial and other companies	7,004	713	26	7,691
Energy	1,385	216	14	1,587
Utilities	2,658	310	10	2,958
Transportation	854	71	1	924
Total	$15,497	$1,739	$66	$17,170

The Company has elected the FVO for certain of its fixed maturities to better match the measurement of assets and liabilities in the Condensed Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and reported at fair value with changes in the fair value recorded in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2022 and December 31, 2021, approximately 43.7% and 45.1%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Repurchase Agreements

As of June 30, 2022 and December 31, 2021, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2022 and December 31, 2021, the fair value of loaned securities was $695 and $739, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2022 and December 31, 2021, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $619 and $677, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, liabilities to return collateral of $619 and $677, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2022 and December 31, 2021, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $105 and $87, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	June 30, 2022	December 31, 2021
U.S. Treasuries	$37	$42
U.S. corporate public securities	445	479
Foreign corporate public securities and foreign governments	243	243
Payables under securities loan agreements	$725	$764

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

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Six Months Ended June 30, 2022
	U.S. corporate private securities	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2022	$—	$1	$—	$—	$47	$—	$48
Credit losses on securities for which credit losses were not previously recorded	1	—	1	18	—	—	20
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	(37)	—	(37)
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	(1)	—	—	3	—	2
Write-offs	—	—	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—	—	—
Balance at June 30, 2022	$1	$—	$1	$18	$13	$—	$33

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

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of June 30, 2022:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost				Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses		Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$82	$14	11	$8	$—	*	3	$90	$14	14
U.S. Government, agencies and authorities	18	2	2	—	—		—	18	2	2
State, municipalities and political subdivisions	519	47	250	—	—		—	519	47	250
U.S. corporate public securities	4,598	656	978	323	120		187	4,921	776	1,165
U.S. corporate private securities	2,702	213	309	81	18		8	2,783	231	317
Foreign corporate public securities and foreign governments	1,504	202	364	129	42		44	1,633	244	408
Foreign corporate private securities	1,990	134	186	11	2		3	2,001	136	189
Residential mortgage-backed	1,279	84	391	281	23		149	1,560	107	540
Commercial mortgage-backed	2,344	181	486	168	19		38	2,512	200	524
Other asset-backed	1,140	80	349	98	10		65	1,238	90	414
Total	$16,176	$1,613	3,326	$1,099	$234		497	$17,275	$1,847	3,823
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
*Less than $1

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of June 30, 2022. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, increased $1,736 from $111 to $1,847 for the six months ended June 30, 2022. The increase in gross unrealized capital losses was driven primarily by materially higher interest rates across the curve and moderately wider credit spreads.

As of June 30, 2022, $4 of the total $1,847 of gross unrealized losses were from 5 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's intent impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2022		2021
	Impairment	No. of Securities	Impairment		No. of Securities
Residential mortgage-backed	$2	17	$—	*	4
Commercial mortgage-backed	—	—	—		—
Total	$2	17	$—	*	4
*Less than $1
	Six Months Ended June 30,
	2022		2021
	Impairment	No. of Securities	Impairment		No. of Securities
Residential mortgage-backed	$7	25	$—	*	9
Commercial mortgage-backed	—	—	—	*	1
Total	$7	25	$—	*	10
*Less than $1

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three and six months ended June 30, 2022, the Company did not have any new commercial mortgage loan troubled debt restructurings. For the three months ended June 30, 2022, the Company had 3 new private placement troubled debt restructurings with a pre and post modification carrying value of $65 and $57, respectively. For the six months ended June 30, 2022, the Company had 6 new private placement troubled debt restructurings with a pre and post modification carrying value of $91 and $67, respectively. For the three and six months ended June 30, 2021, the Company did not have any new commercial mortgage loan troubled debt restructurings or new private placement troubled debt restructurings.

For the three and six months ended June 30, 2022 and June 30, 2021, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated:

	As of June 30, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$131	$85	$58	$—	$—	$274
2021	195	270	190	10	—	665
2020	95	201	29	10	—	335
2019	145	132	55	—	—	332
2018	121	39	3	—	—	163
2017	538	191	3	—	—	732
2016 and prior	1,383	274	16	—	—	1,673
Total	$2,608	$1,192	$354	$20	$—	$4,174

	As of December 31, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$215	$273	$182	$—	$—	$670
2020	114	202	69	—	—	385
2019	150	145	61	—	—	356
2018	127	43	3	—	—	173
2017	543	202	3	—	—	748
2016 and prior	1,451	434	16	—	—	1,901
Total	$2,600	$1,299	$334	$—	$—	$4,233

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated:

	As of June 30, 2022
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2022	$274	$—	$—	$—	$—	$274
2021	555	23	33	54	—	665
2020	271	23	22	19	—	335
2019	188	13	82	49	—	332
2018	93	5	48	17	—	163
2017	422	59	97	154	—	732
2016 and prior	1,255	212	141	65	—	1,673
Total	$3,058	$335	$423	$358	$—	$4,174

	As of December 31, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Commercial mortgage loans secured by land or construction loans	Total
2021	$556	$23	$34	$57	$—	$670
2020	342	15	23	5	—	385
2019	206	43	84	23	—	356
2018	96	3	49	25	—	173
2017	355	139	93	161	—	748
2016 and prior	1,505	154	166	76	—	1,901
Total	$3,060	$377	$449	$347	$—	$4,233

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated:

	As of June 30, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$30	$40	$18	$54	$77	$37	$—	$1	$17	$274
2021	79	52	116	135	96	120	9	36	22	665
2020	64	148	16	22	26	30	2	6	21	335
2019	47	105	10	86	34	8	14	11	17	332
2018	28	56	51	7	7	9	—	5	—	163
2017	86	82	300	127	43	54	4	36	—	732
2016 and prior	420	394	360	75	133	142	37	87	25	1,673
Total	$754	$877	$871	$506	$416	$400	$66	$182	$102	$4,174

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$79	$58	$120	$132	$96	$118	$9	$36	$22	$670
2020	70	159	25	33	34	30	1	12	21	385
2019	48	106	10	103	34	12	15	11	17	356
2018	32	60	53	8	6	9	—	5	—	173
2017	87	82	311	129	44	55	4	36	—	748
2016 and prior	438	437	414	92	179	165	52	99	25	1,901
Total	$754	$902	$933	$497	$393	$389	$81	$199	$85	$4,233

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated:

	As of June 30, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$22	$104	$135	$13	$—	$—	$—	$274
2021	23	148	374	104	—	8	8	665
2020	51	56	96	132	—	—	—	335
2019	29	65	162	56	20	—	—	332
2018	35	70	31	11	—	16	—	163
2017	90	343	182	114	3	—	—	732
2016 and prior	569	312	307	274	52	119	40	1,673
Total	$819	$1,098	$1,287	$704	$75	$143	$48	$4,174

	As of December 31, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$24	$159	$368	$104	$—	$7	$8	$670
2020	51	72	124	138	—	—	—	385
2019	30	66	173	67	20	—	—	356
2018	35	72	31	15	3	17	—	173
2017	90	355	184	116	3	—	—	748
2016 and prior	631	408	335	280	63	144	40	1,901
Total	$861	$1,132	$1,215	$720	$89	$168	$48	$4,233

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2022	December 31, 2021
Allowance for credit losses, beginning of the period	$11	$67
Credit losses on mortgage loans for which credit losses were not previously recorded	1	1
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	(7)
Increase (decrease) on mortgage loans with allowance recorded in previous period	(2)	(50)
Provision for expected credit losses	10	11
Write-offs	—	—
Recoveries of amounts previously written off	—	—
Allowance for credit losses, end of period	$10	$11

The following table presents past due commercial mortgage loans as of the dates indicated:

	June 30, 2022	December 31, 2021
Delinquency:
Current	$4,174	$4,233
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$4,174	$4,233

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of June 30, 2022 and December 31, 2021, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the six months ended June 30, 2022 and year ended December 31, 2021.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturities	$360	$361	$709	$737
Equity securities	3	4	5	7
Mortgage loans on real estate	45	46	89	90
Policy loans	2	3	4	4
Short-term investments and cash equivalents	—	1	1	2
Limited partnerships and other	28	84	96	166
Gross investment income	438	499	904	1,006
Less: Investment expenses	18	17	35	35
Net investment income	$420	$482	$869	$971

As of June 30, 2022, the Company had $21 investments in fixed maturities that did not produce net investment income. As of December 31, 2021, the Company had no investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturities, available-for-sale, including securities pledged	$(3)	$11	$(62)	$520
Fixed maturities, at fair value option	(133)	(145)	(308)	(287)
Equity securities, at fair value	(17)	4	(21)	7
Derivatives	5	(8)	57	(48)
Embedded derivatives - fixed maturities	(1)	—	(3)	(2)
Guaranteed benefit derivatives	12	(12)	16	37
Mortgage loans	1	21	4	84
Other investments	—	94	(1)	94
Net gains (losses)	$(136)	$(35)	$(318)	$405

On June 1, 2021, the Company fully disposed of a 9.99% equity interest in VA Capital which was originally acquired as part of a Master Transaction Agreement dated December 20, 2017, related to the sale of substantially all of our Closed Block Variable Annuity (CBVA) and Annuity business. The disposition resulted in a net realized gain of $95 reported as Other net gains (losses) in the Condensed Consolidated Statements of Operations.

Proceeds from the sale of fixed maturities, available-for-sale and trading, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds on sales	$574	$420	$1,444	$3,862
Gross gains	8	9	18	501
Gross losses	8	1	33	2

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2022			December 31, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$—	$—
Foreign exchange contracts	579	50	—	567	14	15
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	13,758	187	259	10,514	135	129
Foreign exchange contracts	58	3	—	34	—	—
Credit contracts	146	—	2	110	—	—

Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	3	—	N/A	7	—
Within products	N/A	—	9	N/A	—	28
Managed custody guarantees	N/A	—	4	N/A	—	1
Total		$243	$274		$156	$173
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2022 and December 31, 2021. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	June 30, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$146	$—	$2
Foreign exchange contracts	637	53	—
Interest rate contracts	8,752	187	249
		240	251
Counterparty netting(1)		(187)	(187)
Cash collateral netting(1)		(46)	(63)
Securities collateral netting(1)		(6)	(1)
Net receivables/payables		$1	$—
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

As of June 30, 2022, the Company held $47 and pledged $63 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2021, the Company held $8 and delivered $2 of net cash

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2022, the Company delivered $104 of securities and held $6 of securities as collateral. As of December 31, 2021, the Company delivered $60 of securities and held $2 securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended June 30,
	2022		2021
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income/(loss)	Net investment income and Other net gains/(losses)	Net investment income/(loss)	Net investment income and Other net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$45	$—	$5
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	2

	Six Months Ended June 30,
	2022		2021
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income/(loss)	Net investment income and Other net gains/(losses)	Net investment income/(loss)	Net investment income and Other net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$51	$(1)	$10
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	5	—	(1)

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended June 30,
	2022		2021
	Net investment income/(loss)	Other net gains/(losses)	Net investment income/(loss)	Other net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$420	$(134)	$482	$(35)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—	2	—

	Six Months Ended June 30,
	2022		2021
	Net investment income/(loss)	Other net gains/(losses)	Net investment income/(loss)	Other net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$869	$(311)	$971	$405
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	5	—	4	(5)

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30,
		2022	2021
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net gains (losses)	$6	$(9)
Foreign exchange contracts	Other net gains (losses)	3	(1)
Credit contracts	Other net gains (losses)	(4)	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net gains (losses)	(1)	—
Within products	Other net gains (losses)	10	(12)
Managed custody guarantees	Other net gains (losses)	1	—
Total		$15	$(21)

	Location of Gain or (Loss) Recognized in Income on Derivative	Six Months Ended June 30,
		2022	2021
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net gains (losses)	$57	$(44)
Foreign exchange contracts	Other net gains (losses)	4	(1)
Credit contracts	Other net gains (losses)	(4)	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net gains (losses)	(3)	(2)
Within products	Other net gains (losses)	19	33
Managed custody guarantees	Other net gains (losses)	(2)	4
Total		$71	$(9)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$433	$162	$—	$595
U.S. Government agencies and authorities	—	18	—	18
State, municipalities and political subdivisions	—	665	—	665
U.S. corporate public securities	—	6,676	8	6,684
U.S. corporate private securities	—	2,213	1,323	3,536
Foreign corporate public securities and foreign governments(1)	—	2,131	4	2,135
Foreign corporate private securities (1)	—	2,251	303	2,554
Residential mortgage-backed securities	—	3,064	22	3,086
Commercial mortgage-backed securities	—	2,743	—	2,743
Other asset-backed securities	—	1,223	47	1,270
Total fixed maturities, including securities pledged	433	21,146	1,707	23,286
Equity securities	15	8	121	144
Derivatives:
Interest rate contracts	—	187	—	187
Foreign exchange contracts	—	53	—	53
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,153	—	—	1,153
Assets held in separate accounts	71,548	5,524	349	77,421
Total assets	$73,149	$26,918	$2,177	$102,244
Percentage of Level to Total	72%	26%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$9	$9
Stabilizer and MCGs	—	—	4	4
Other derivatives:
Interest rate contracts	9	250	—	259
Credit contracts	—	2	—	2
Total liabilities	$9	$252	$13	$274
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2022
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$—	$—	$—	$—	$—	$—	$—	$(39)	$8	$—	$—
U.S. Corporate private securities	1,424	—	(98)	73	—	—	(42)	—	(34)	1,323	—	(98)
Foreign corporate public securities and foreign governments(1)	3	—	—	4	—	—	—	—	(3)	4	—	—
Foreign corporate private securities(1)	378	(3)	(5)	47	—	—	(7)	—	(107)	303	(3)	(5)
Residential mortgage-backed securities	37	(5)	—	—	—	—	(9)	1	(2)	22	(5)	—
Other asset-backed securities	36	—	(2)	26	—	—	(1)	—	(12)	47	—	(2)
Total fixed maturities, including securities pledged	1,925	(8)	(105)	150	—	—	(59)	1	(197)	1,707	(8)	(105)
Equity securities, at fair value	117	(12)	—	23	—	—	—	—	(7)	121	(12)	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(15)	11	—	—	—	—	—	—	—	(4)	—	—
FIA(2)	(9)	—	—	—	—	—	—	—	—	(9)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	7	—	—	—	—	—	(7)	—	—	—	—	—
Assets held in separate accounts(4)	334	(12)	—	67	—	(3)	—	—	(37)	349	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$5	$—	$(1)	$4	$—	$—	$—	$—	$—	$8	$—	$(1)
U.S. Corporate private securities	1,379	1	(210)	136	—	—	(83)	110	(10)	1,323	—	(210)
Foreign corporate public securities and foreign governments(1)	—	—	—	4	—	—	—	—	—	4	—	—
Foreign corporate private securities(1)	272	(20)	(24)	86	—	—	(17)	110	(104)	303	(3)	(24)
Residential mortgage-backed securities	34	(12)	—	—	—	—	—	1	(1)	22	(12)	—
Other asset-backed securities	33	—	(3)	29	—	(10)	(2)	—	—	47	—	(3)
Total fixed maturities, including securities pledged	1,723	(31)	(238)	259	—	(10)	(102)	221	(115)	1,707	(15)	(238)
Equity securities, at fair value	114	(16)	—	23	—	—	—	—	—	121	(16)	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(20)	17	—	—	(1)	—	—	—	—	(4)	—	—
FIA(2)	(9)	—	—	—	—	—	—	—	—	(9)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	7	—	—	(7)	—	—	—	—	—
Assets held in separate accounts(4)	316	(26)	—	132	—	(4)	—	6	(75)	349	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2021
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$46	$—	$1	$—	$—	$—	$(1)	$—	$(28)	$18	$—	$1
U.S. Corporate private securities	1,200	—	37	18	—	—	(62)	262	(42)	1,413	—	39
Foreign corporate public securities and foreign governments(1)	5	—	—	7	—	—	—	—	(5)	7	—	—
Foreign corporate private securities(1)	274	1	7	1	—	(17)	(2)	—	—	264	1	7
Residential mortgage-backed securities	33	(3)	—	5	—	—	—	3	(7)	31	(3)	—
Other asset-backed securities	47	—	—	10	—	—	(5)	—	—	52	—	—
Total fixed maturities, including securities pledged	1,605	(2)	45	41	—	(17)	(70)	265	(82)	1,785	(2)	47
Fixed maturities, trading, at fair value	—	—	—	33	—	—	—	—	—	33	—	—
Equity securities, at fair value	148	2	—	—	—	(5)	—	—	—	145	1	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(3)	(12)	—	—	—	—	—	—	—	(15)	—	—
FIA(2)	(10)	—	—	—	—	—	—	—	—	(10)	—	—
Assets held in separate accounts(4)	237	2	—	71	—	—	—	—	(17)	293	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations.
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

(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2022 and 2021, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,286	$23,286	$26,412	$26,412
Equity securities	144	144	141	141
Mortgage loans on real estate	4,174	4,034	4,233	4,495
Policy loans	163	163	171	171
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,153	1,153	1,244	1,244
Derivatives	240	240	149	149
Short-term loan to affiliate	—	—	130	130
Other investments	142	142	143	143
Assets held in separate accounts	77,421	77,421	96,964	96,964
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	29,238	31,280	28,128	35,256
Funding agreements with fixed maturities	926	922	925	925
Supplementary contracts, immediate annuities and other	258	215	257	267
Derivatives:
Guaranteed benefit derivatives:
FIA	9	9	9	9
Stabilizer and MCGs	4	4	20	20
Other derivatives	261	261	144	144
Short-term debt(2)	80	80	19	19
Long-term debt(2)	2	2	2	2
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2022
	DAC	VOBA		Total
Balance as of January 1, 2022	$270	$139		$409
Deferrals of commissions and expenses	28	2		30
Amortization:
Amortization, excluding unlocking(2)	(29)	(16)		(45)
Unlocking (1)	(22)	(31)		(53)
Interest accrued	17	13	(3)	30
Net amortization included in the Condensed Consolidated Statements of Operations	(34)	(34)		(68)
Change due to unrealized capital gains/losses on available-for-sale securities	504	384		888
Balance as of June 30, 2022	$768	$491		$1,259

	2021
	DAC	VOBA		Total
Balance as of January 1, 2021	$122	$40		$162
Deferrals of commissions and expenses	26	2		28
Amortization:
Amortization, excluding unlocking(2)	(57)	(63)		(120)
Unlocking (1)	3	10		13
Interest accrued	17	12	(3)	29
Net amortization included in the Condensed Consolidated Statements of Operations	(37)	(41)		(78)
Change due to unrealized capital gains/losses on available-for-sale securities	101	94		195
Balance as of June 30, 2021	$212	$95		$307
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

6. Reinsurance

As of June 30, 2022, the Company has reinsurance treaties with 3 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. Premiums receivable and reinsurance recoverable were comprised of the following as of the dates indicated:

	June 30,	December 31,
	2022	2021
Premiums receivable	$(2)	$(3)
Reinsurance recoverable, net of allowance for credit losses	3,471	3,601
Total	$3,469	$3,598

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statement of Operations is as follows for the periods indicated:

	Three Months Ended June 30,
	2022	2021
Premiums:
Direct premiums	$4	$7
Reinsurance assumed	—	—
Reinsurance ceded	(1)	(1)
Net premiums	$3	6

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$221	$226
Reinsurance assumed	1	2
Reinsurance ceded	(26)	(52)
Net interest credited and other benefits to contract owners / policyholders	$196	$176

	Six Months Ended June 30,
	2022	2021
Premiums:
Direct premiums	$13	$18
Reinsurance assumed	—	—
Reinsurance ceded	(2)	(2,459)
Net premiums	$11	$(2,441)

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$449	$673
Reinsurance assumed	3	6
Reinsurance ceded	(59)	(2,559)
Net interest credited and other benefits to contract owners / policyholders	$393	$(1,880)

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of June 30, 2022 and December 31, 2021, the Company had a deposit asset of $1.4 billion, which is reported in "Other assets" on the accompanying Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	June 30,
	2022	2021
Fixed maturities, net of impairments	$(1,565)	$2,494
Derivatives(1)	117	66
DAC/VOBA adjustment on available-for-sale securities(2)	322	(657)
Other	—	1
Unrealized capital gains (losses), before tax	(1,126)	1,904
Deferred income tax asset (liability)	365	(271)
Net unrealized capital gains (losses)	(761)	1,633
Pension and other postretirement benefits liability, net of tax	2	2
AOCI	$(759)	$1,635
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2022, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $20.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2022
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,829)		$384	$(1,445)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	17		(3)	14
DAC/VOBA and Sales inducements	427		(90)	337
Change in unrealized gains (losses) on available-for-sale securities	(1,385)		291	(1,094)

Derivatives:
Derivatives	45	(1)	(10)	35
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	41		(9)	32
Change in Accumulated other comprehensive income (loss)	$(1,344)		$282	$(1,062)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Six Months Ended June 30, 2022
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,768)		$791	$(2,977)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	77		(16)	61
DAC/VOBA and Sales inducements	889	(1)	(187)	702
Change in unrealized gains (losses) on available-for-sale securities	(2,802)		588	(2,214)

Derivatives:
Derivatives	49	(2)	(10)	39
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(9)		2	(7)
Change in unrealized gains (losses) on derivatives	40		(8)	32
Change in Accumulated other comprehensive income (loss)	$(2,762)		$580	$(2,182)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$609		$(128)	$481
Other	(1)		—	(1)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(11)		3	(8)
DAC/VOBA and Sales inducements	(151)		32	(119)
Change in unrealized gains (losses) on available-for-sale securities	446		(93)	353

Derivatives:
Derivatives	5	(1)	(1)	4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	—		—	—

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$445		$(93)	$352
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(419)		$89	$(330)
Other	(1)		—	(1)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(517)		109	(408)
DAC/VOBA and Sales inducements	198	(1)	(42)	156
Premium deficiency reserve adjustment	434		(91)	343
Change in unrealized gains (losses) on available-for-sale securities	(305)		65	(240)

Derivatives:
Derivatives	4	(2)	(1)	3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(11)		2	(9)
Change in unrealized gains (losses) on derivatives	(7)		1	(6)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$(313)		$66	$(247)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

8.    Income Taxes

The Company's effective tax rates for the three and six months ended June 30, 2022 were (57.1)% and (38.5)%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rates for the three and six months ended June 30, 2021 were 16.2% and 17.8%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the DRD and tax credits.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of June 30, 2022, the Company had year-to-date losses on securities of $2,762 in Other comprehensive income primarily driven by increases in interest rates. The Company determined that the increase in unrealized losses on fixed income investments will be offset in future years by the ordinary income produced from these investments as they reach maturity. Additionally, operating income remained positive for the period and was largely consistent with the 2021 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs and did not establish a valuation allowance. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on form 10-K.

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

Under this agreement, the Company incurred immaterial interest expense for the three and six months ended June 30, 2022. The Company earned $2 and $3 of interest income for the three months and six months ended June 30, 2022, respectively. The Company incurred immaterial interest expense for the three and six months ended June 30, 2021. The Company earned $1 interest income for the three and six months ended June 30, 2021. As of June 30, 2022, VRIAC had no outstanding receivables and VIPS had an outstanding payable of $80. As of December 31, 2021, VRIAC had an outstanding receivable of $130 and VIPS had a $19 outstanding payable from/to Voya Financial under the reciprocal loan agreement.

10.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of June 30, 2022, the Company had off-balance sheet commitments to acquire mortgage loans of $185 and purchase limited partnerships and private placement investments of $737.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	June 30, 2022	December 31, 2021
Fixed maturity collateral pledged to FHLB(1)	$1,238	$1,124
FHLB restricted stock(2)	43	47
Other fixed maturities-state deposits	13	14
Cash and cash equivalents	3	3
Securities pledged(3)	799	799
Total restricted assets	$2,096	$1,987
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $695 and $739 as of June 30, 2022 and December 31, 2021, respectively. In addition, as of June 30, 2022 and December 31, 2021, the Company delivered securities as collateral of $104 and $60, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2022 and December 31, 2021, the Company had $926 and $925, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, assets with a market value of approximately $1,238 and $1,124, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

11.    Related Party Transactions
Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three and six months ended June 30, 2022, revenues with affiliated entities related to these agreements were $21 and $44. For the three and six months ended June 30, 2021, revenues with affiliated entities related to these agreements were $25 and $48. For the three and six months ended June 30, 2022, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $147 and $308. For the three and six months ended June 30, 2021, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $166 and $330

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
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

The following discussion and analysis presents a review of our results of operations for the three and six months ended June 30, 2022 and 2021 and financial condition as of June 30, 2022 and December 31, 2021. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report on Form 10-K").

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

Results of Operations

($ in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Net investment income	$420	$482	$(62)	$869	$971	$(102)
Fee income	246	271	(25)	509	530	(21)
Premiums	3	6	(3)	11	(2,441)	2,452
Broker-dealer commission revenue	1	—	1	1	1	—
Total net gains (losses)	(136)	(35)	(101)	(318)	405	(723)
Other revenue	17	10	7	28	17	11
Total revenues	551	734	(183)	1,100	(517)	1,617
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	196	176	20	393	(1,880)	2,273
Operating expenses	303	307	(4)	599	592	7
Broker-dealer commission expense	1	—	1	1	1	—
Net amortization of Deferred policy acquisition costs and Value of business acquired	37	29	8	68	78	(10)
Total benefits and expenses	537	512	25	1,061	(1,209)	2,270
Income (loss) before income taxes	14	222	(208)	39	692	(653)
Income tax expense (benefit)	(8)	36	(44)	(15)	123	(138)
Net income (loss)	$22	$186	$(164)	$54	$569	$(515)

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Revenues

Net investment income decreased by $62 million from $482 million to $420 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

Fee income decreased by $25 million from $271 million to $246 million primarily due to:

•a decrease in separate account and institutional/mutual fund assets under management driven by equity market performance.

Total net gains (losses) increased by $101 million from a loss of $35 million to a loss of $136 million primarily due to:

•unfavorable changes in other investments driven by the sale of the Company's stake in VA Capital in the prior period;
•unfavorable changes in equity securities, available-for-sale driven by market value movements; and
•higher gains on mortgage loans in the prior period driven by a reduction in CECL allowance.

The increase was partially offset by:
•favorable changes in derivatives - Voya Investment Management (VIM) (including embedded derivatives) and Non-VIM product embedded derivatives due to interest rate movements; and
•favorable changes in fixed maturities, using the fair value option due to interest rate movements and spread changes.

Other revenue increased by $7 million from $10 million to $17 million primarily due to:

•an increase in income resulting from market value adjustments on fixed funds related to plan surrenders; and
•an increase in VIPS (Voya Institutional Plan Services) related miscellaneous income.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $20 million from $176 million to $196 million primarily due to:

•an increase in treasury rates which has led to higher credited rates.

Net amortization of DAC and VOBA increased by $8 million from $29 million to $37 million primarily due to:

•unfavorable unlocking in the current period compared to favorable unlocking in the prior period due to separate account performance.

The increase was partially offset by:

•DAC/VOBA balance within the Annuities business being written down to zero in the prior period as the block did not pass Loss Recognition Testing (LRT); and
•lower amortization due to lower gross profits.

Income tax expense (benefit) changed by $44 million from an expense of $36 million to a benefit of $8 million primarily due to:

•a decrease in income before income taxes.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Revenues

Net investment income decreased by $102 million from $971 million to $869 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

Premiums increased by $2,452 million from $(2,441) million to $11 million primarily due to:

•the close of the Individual Life Transaction in the prior period, at which point the Pension Risk Transfer (PRT) and annuity business was ceded to Resolution.

Total net gains (losses) changed by $723 million from a gain of $405 million to a loss of $318 million primarily due to:

•higher gains on fixed maturities, including securities pledged, in the prior period due to reinsurance agreements related to the Life Transaction and higher CECL allowance for certain fixed maturity securities;
•unfavorable changes in fixed maturities, using the fair value option due to interest rate movements and spread changes;
•unfavorable changes in equity securities, available-for-sale driven by market value movements;
•unfavorable changes in the fair value of embedded derivatives on product guarantees excluding performance risk as a result of interest rate movements;
•higher gains on mortgage loans in the prior period driven by the sale of loans from reinsurance portfolios to Resolution upon the close of the transaction and a decline in CECL allowance; and
•unfavorable changes in other investments driven by the sale of the Company's stake in VA Capital in the prior period.

The increase was partially offset by:

•favorable changes in derivatives - VIM (including embedded derivatives) due to interest rate changes.

Benefits and Expense

Interest credited and other benefits to contract owners/policyholders increased by $2,273 million from $(1,880) million to $393 million primarily due to:

•the ceding of the PRT and annuity business to Resolution as part of the Life Transaction in the prior period.

The increase was partially offset by:

•a decrease in PRT reserves which were updated to reflect a change in yield assumptions related to liabilities in the current period that did not occur in the prior period.

Income tax expense (benefit) changed by $138 million from an expense of $123 million to a benefit of $15 million primarily due to:

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2022		December 31, 2021
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$21,239	72.7%	$24,360	75.6%
Fixed maturities, at fair value option	1,248	4.3%	1,253	3.9%
Equity securities, at fair value	144	0.5%	141	0.4%
Mortgage loans on real estate	4,164	14.3%	4,222	13.1%
Policy loans	163	0.6%	171	0.5%
Limited partnerships/corporations	1,051	3.6%	980	3.0%
Derivatives	240	0.8%	149	0.5%
Securities pledged	799	2.7%	799	2.5%
Other investments	142	0.5%	143	0.5%
Total investments	$29,190	100.0%	$32,218	100.0%

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	June 30, 2022
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$559	2.2%	$595	2.6%
U.S. Government agencies and authorities	20	0.1%	18	0.1%
State, municipalities, and political subdivisions	708	2.8%	665	2.9%
U.S. corporate public securities	7,337	29.5%	6,684	28.5%
U.S. corporate private securities	3,743	15.0%	3,536	15.2%
Foreign corporate public securities and foreign governments(1)	2,372	9.5%	2,135	9.2%
Foreign corporate private securities(1)	2,692	10.8%	2,554	11.0%
Residential mortgage-backed securities	3,154	12.7%	3,086	13.2%
Commercial mortgage-backed securities	2,937	11.8%	2,743	11.8%
Other asset-backed securities	1,359	5.6%	1,270	5.5%
Total fixed maturities, including securities pledged	$24,881	100.0%	$23,286	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$554	2.3%	$691	2.6%
U.S. Government agencies and authorities	20	0.1%	20	0.1%
State, municipalities, and political subdivisions	716	2.9%	803	3.0%
U.S. corporate public securities	7,314	30.1%	8,269	31.4%
U.S. corporate private securities	3,620	14.9%	3,939	14.9%
Foreign corporate public securities and foreign governments(1)	2,352	9.7%	2,591	9.8%
Foreign corporate private securities(1)	2,563	10.5%	2,703	10.2%
Residential mortgage-backed securities	3,081	12.7%	3,164	12.0%
Commercial mortgage-backed securities	2,766	11.4%	2,881	10.9%
Other asset-backed securities	1,341	5.4%	1,351	5.1%
Total fixed maturities, including securities pledged	$24,327	100.0%	$26,412	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2022, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$595	$—	$—	$—	$—	$—	$595
U.S. Government agencies and authorities	18	—	—	—	—	—	18
State, municipalities and political subdivisions	612	53	—	—	—	—	665
U.S. corporate public securities	2,166	4,288	206	15	2	7	6,684
U.S. corporate private securities	1,227	2,049	189	70	1	—	3,536
Foreign corporate public securities and foreign governments(1)	670	1,336	79	40	—	10	2,135
Foreign corporate private securities(1)	326	2,060	126	32	10	—	2,554
Residential mortgage-backed securities	2,918	118	12	22	6	10	3,086
Commercial mortgage-backed securities	2,299	380	49	14	1	—	2,743
Other asset-backed securities	1,037	221	2	5	5	—	1,270
Total fixed maturities	$11,868	$10,505	$663	$198	$25	$27	$23,286
% of Fair Value	51.0%	45.1%	2.8%	0.9%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	20	—	—	—	—	—	20
State, municipalities and political subdivisions	737	65	1	—	—	—	803
U.S. corporate public securities	2,697	5,285	239	41	7	—	8,269
U.S. corporate private securities	1,315	2,300	243	79	2	—	3,939
Foreign corporate public securities and foreign governments(1)	789	1,689	106	7	—	—	2,591
Foreign corporate private securities(1)	223	2,202	146	67	—	65	2,703
Residential mortgage-backed securities	3,116	22	—	1	10	15	3,164
Commercial mortgage-backed securities	2,488	332	54	7	—	—	2,881
Other asset-backed securities	1,112	221	4	6	8	—	1,351
Total fixed maturities	$13,188	$12,116	$793	$208	$27	$80	$26,412
% of Fair Value	49.9%	45.9%	3.0%	0.8%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	June 30, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$595	$—	$—	$—	$—	$595
U.S. Government agencies and authorities	16	2	—	—	—	18
State, municipalities and political subdivisions	47	394	172	52	—	665
U.S. corporate public securities	23	368	1,944	4,075	274	6,684
U.S. corporate private securities	29	107	1,036	2,143	221	3,536
Foreign corporate public securities and foreign governments(1)	8	142	598	1,246	141	2,135
Foreign corporate private securities(1)	—	30	254	2,139	131	2,554
Residential mortgage-backed securities	2,051	413	215	196	211	3,086
Commercial mortgage-backed securities	1,021	281	613	725	103	2,743
Other asset-backed securities	96	278	654	217	25	1,270
Total fixed maturities	$3,886	$2,015	$5,486	$10,793	$1,106	$23,286
% of Fair Value	16.7%	8.7%	23.6%	46.3%	4.7%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	18	—	2	—	—	20
State, municipalities and political subdivisions	47	465	225	65	1	803
U.S. corporate public securities	46	483	2,429	5,047	264	8,269
U.S. corporate private securities	32	68	1,147	2,447	245	3,939
Foreign corporate public securities and foreign governments(1)	8	176	716	1,562	129	2,591
Foreign corporate private securities(1)	—	29	198	2,266	210	2,703
Residential mortgage-backed securities	2,089	214	159	222	480	3,164
Commercial mortgage-backed securities	1,167	289	580	753	92	2,881
Other asset-backed securities	150	303	647	217	34	1,351
Total fixed maturities	$4,248	$2,027	$6,103	$12,579	$1,455	$26,412
% of Fair Value	16.1%	7.7%	23.1%	47.6%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $1,736 million from $111 million to $1,847 million for the six months ended June 30, 2022. The large increase in unrealized losses was driven primarily by materially higher interest rates across the curve and moderately wider credit spreads.

As of June 30, 2022 and December 31, 2021, we held no fixed maturity securities with unrealized capital losses in excess of $10 million.

As of June 30, 2022, we had $1.4 billion of energy sector fixed maturity securities, constituting 5.8% of the total fixed maturities portfolio, with gross unrealized capital losses of $91 million, including no energy sector fixed maturity security with unrealized capital loss in excess of $10 million. As of June 30, 2022, our fixed maturity exposure to the energy sector is comprised of 88.6% investment grade securities.

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

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,393	$20	$18	$1	$1,396
Prime Non-Agency	1,728	11	88	1	1,652
Alt-A	23	4	1	2	28
Sub-Prime(1)	23	1	—	—	24
Total RMBS	$3,167	$36	$107	$4	$3,100
(1) Includes subprime other asset backed securities.
	December 31, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,501	$60	$5	$3	$1,559
Prime Non-Agency	1,543	31	14	1	1,561
Alt-A	27	5	1	3	34
Sub-Prime(1)	25	3	—	—	28
Total RMBS	$3,096	$99	$20	$7	$3,182
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2015 and prior	$589	$567	$107	$103	$135	$131	$89	$86	$65	$61	$985	$948
2016	23	21	16	16	25	24	24	21	—	—	88	82
2017	53	47	16	15	50	46	37	34	22	21	178	163
2018	73	69	19	17	68	65	29	26	17	16	206	193
2019	134	133	31	29	104	97	200	176	6	5	475	440
2020	62	60	22	20	46	40	106	93	—	—	236	213
2021	124	108	67	63	138	126	229	209	—	—	558	506
2022	18	16	19	18	89	84	85	80	—	—	211	198
Total CMBS	$1,076	$1,021	$297	$281	$655	$613	$799	$725	$110	$103	$2,937	$2,743

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2015 and prior	$585	$649	$107	$111	$129	$133	$102	$103	$64	$62	$987	$1,058
2016	23	25	16	17	22	23	24	24	—	—	85	89
2017	53	58	18	18	46	47	35	36	22	23	174	182
2018	72	80	19	19	74	75	47	48	2	2	214	224
2019	146	163	31	31	112	114	198	199	6	5	493	512
2020	64	66	22	22	45	46	118	119	—	—	249	253
2021	126	126	71	71	142	142	225	224	—	—	564	563
Total CMBS	$1,069	$1,167	$284	$289	$570	$580	$749	$753	$94	$92	$2,766	$2,881

As of June 30, 2022, 83.8% and 13.9% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 86.4% and 11.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$50	$48	$233	$221	$617	$577	$72	$67	$15	$12	$987	$925
Auto-Loans	—	—	5	5	5	5	—	—	—	—	10	10
Student Loans	12	12	53	51	1	—	2	1	—	—	68	64
Credit Card loans	—	—	—	—	2	2	—	—	—	—	2	2
Other Loans	38	35	1	1	78	70	161	149	—	—	278	255
Total Other ABS(1)	$100	$95	$292	$278	$703	$654	$235	$217	$15	$12	$1,345	$1,256
(1) Excludes subprime other asset backed securities
	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$100	$101	$233	$233	$568	$568	$71	$70	$19	$17	$991	$989
Auto-Loans	—	—	1	1	5	6	—	—	—	—	6	7
Student Loans	12	12	66	68	6	6	2	2	—	—	86	88
Credit Card loans	—	—	—	—	2	2	—	—	—	—	2	2
Other Loans	35	37	1	1	63	64	141	145	—	—	240	247
Total Other ABS(1)	$147	$150	$301	$303	$644	$646	$214	$217	$19	$17	$1,325	$1,333
(1) Excludes subprime other asset backed securities

As of June 30, 2022, 81.7% and 17.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 82.2% and 16.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of June 30, 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 46.6%. As of December 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 46.6%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of June 30, 2022, the Company's total European exposure had an amortized cost and fair value of $2,391 million and $2,186 million, respectively. Some of the major country level exposures were in the United Kingdom of $1,040 million, in France of $179 million, in The Netherlands of $195 million, in Switzerland of $156 million, in Germany of $162 million, and in Belgium of $83 million. Our direct exposure in Eastern Europe is comparatively small, with only $9 million of exposure in Russia and none in Ukraine or Belarus.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of June 30, 2022, VRIAC had no outstanding receivables and VIPS had a $80 million outstanding payable. As of December 31, 2021, we had an outstanding receivable of $130 million and VIPS had a $19 million outstanding payable from/to Voya Financial under the reciprocal loan agreement. We and Voya Financial continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Interest on any borrowing by either us or Voya Financial is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 47.6% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2022, VRIAC had securities lending collateral assets of $619 million, which represents approximately 0.6% of its general account statutory admitted assets. As of December 31, 2021, VRIAC had securities lending collateral assets of $676 million, which represents approximately 0.5% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2022, VRIAC did not receive any capital contribution from its Parent. During the six months ended June 30, 2021, VRIAC received $318 million capital contribution from its Parent, comprised of cash and non-cash assets.

During the six months ended June 30, 2022, VRIAC paid an ordinary and extraordinary dividend to its Parent in the aggregate amount of $48 million and $809 million, respectively. During the six months ended June 30, 2021, VRIAC paid an ordinary and extraordinary dividends to its Parent in the aggregate amount of $78 million and $474 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

August 11, 2022			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael Katz
Michael Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

