Form 10-Q
period 2022-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2022-11-10
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
As of November 4, 2022, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2022

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and specifically the current COVID-19 pandemic event, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, including those relating to insurance regulatory reform initiatives applicable to captive reinsurance entities and those made pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act or the U.S. Department of Labor's final rules and exemptions pertaining to the fiduciary status of providers of investment advice, (xi) changes in the policies of governments and/or regulatory authorities, and (xii) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the Individual Life business that closed on January 4, 2021, including the transition services on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 033-23376) (the "Annual Report on Form 10-K") and in this Quarterly Report on Form 10-Q.

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
Condensed Consolidated Balance Sheets
September 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,962 as of 2022 and $22,349 as of 2021; allowance for credit losses of $26 as of 2022 and $48 as of 2021)	$20,222	$24,360
Fixed maturities, at fair value using the fair value option	1,206	1,253
Equity securities, at fair value (cost of $139 as of 2022 and $141 as of 2021)	139	141
Mortgage loans on real estate	4,194	4,233
Less: Allowance for credit losses	11	11
Mortgage loans on real estate, net	4,183	4,222
Policy loans	162	171
Limited partnerships/corporations	1,033	980
Derivatives	379	149
Securities pledged (amortized cost of $864 as of 2022 and $725 as of 2021)	750	799
Other investments	134	143
Total investments	28,208	32,218
Cash and cash equivalents	207	436
Short-term investments under securities loan agreements, including collateral delivered	934	808
Accrued investment income	312	285
Premiums receivable and reinsurance recoverable	3,445	3,598
Less: Allowance for credit losses	5	—
Premiums receivable and reinsurance recoverable, net	3,440	3,598
Deferred policy acquisition costs, Value of business acquired and Sales inducements to contract owners	1,603	422
Short-term loan to affiliate	104	130
Current income tax recoverable	2	—
Deferred income taxes	553	—
Due from affiliates	60	70
Property and equipment	38	72
Other assets (net of allowance for credit loss of $2 as of 2022 and $0 as of 2021)	1,769	1,635
Assets held in separate accounts	73,547	96,964
Total assets	$110,777	$136,638

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
Liabilities and Shareholder's Equity
Future policy benefits and contract owner account balances	$33,734	$32,926
Payable for securities purchased	210	—
Payables under securities loan agreements, including collateral held	957	811
Due to affiliates	113	110
Derivatives	327	144
Current income taxes	—	42
Deferred income taxes	—	227
Other liabilities	472	384
Liabilities related to separate accounts	73,547	96,964
Total liabilities	$109,360	$131,608

Commitments and Contingencies (Note 10)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2022 and 2021, respectively; $50 par value per share)	3	3
Additional paid-in capital	2,778	3,191
Accumulated other comprehensive income (loss)	(1,495)	1,423
Retained earnings (deficit)	131	413
Total shareholder's equity	1,417	5,030
Total liabilities and shareholder's equity	$110,777	$136,638

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net investment income	$366	$514	$1,235	$1,485
Fee income	237	280	746	810
Premiums	3	10	14	(2,431)
Broker-dealer commission revenue	—	1	1	2
Net gains (losses):
Total impairments	(8)	—	(15)	—
Other net gains (losses)	(62)	(88)	(373)	317
Total net gains (losses)	(70)	(88)	(388)	317
Other revenue	8	8	36	25
Total revenues	544	725	1,644	208
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	181	206	574	(1,674)
Operating expenses	269	312	868	904
Broker-dealer commission expense	—	1	1	2
Net amortization of Deferred policy acquisition costs and Value of business acquired	(29)	5	39	83
Interest expense	1	—	1	—
Total benefits and expenses	422	524	1,483	(685)
Income (loss) before income taxes	122	201	161	893
Income tax expense (benefit)	14	31	(1)	154
Net income (loss)	$108	$170	$162	$739

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$108	$170	$162	$739
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(932)	(97)	(3,694)	(409)
Pension and other postretirement benefits liability	—	—	—	(1)
Other comprehensive income (loss), before tax	(932)	(97)	(3,694)	(410)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(196)	(20)	(776)	(86)
Other comprehensive income (loss), after tax	(736)	(77)	(2,918)	(324)
Comprehensive income (loss)	$(628)	$93	$(2,756)	$415

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of July 1, 2022	$3	$2,778	$(759)	$23	$2,045
Comprehensive income (loss):
Net income (loss)	—	—	—	108	108
Other comprehensive income (loss), after tax	—	—	(736)	—	(736)
Total comprehensive income (loss)					(628)
Balance as of September 30, 2022	$3	$2,778	$(1,495)	$131	$1,417

Balance as of July 1, 2021	$3	$3,191	$1,635	$156	$4,985
Comprehensive income (loss):
Net income (loss)	—	—	—	170	170
Other comprehensive income (loss), after tax	—	—	(77)	—	(77)
Total comprehensive income (loss)					93
Balance as of September 30, 2021	$3	$3,191	$1,558	$326	$5,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2022	$3	$3,191	$1,423	$413	$5,030
Comprehensive income (loss):
Net income (loss)	—	—	—	162	162
Other comprehensive income (loss), after tax	—	—	(2,918)	—	(2,918)
Total comprehensive income (loss)					(2,756)
Dividends paid and distributions of capital	—	(413)	—	(444)	(857)
Balance as of September 30, 2022	$3	$2,778	$(1,495)	$131	$1,417

Balance as of January 1, 2021	$3	$2,873	$1,882	$139	$4,897
Comprehensive income (loss):
Net income (loss)	—	—	—	739	739
Other comprehensive income (loss), after tax	—	—	(324)	—	(324)
Total comprehensive income (loss)					415
Dividends paid and distributions of capital	—	(5)	—	(552)	(557)
Contribution of capital	—	323	—	—	323
Balance as of September 30, 2021	$3	$3,191	$1,558	$326	$5,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$1,020	$1,001
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,352	3,166
Fixed maturities, trading	—	29
Equity securities	—	128
Mortgage loans on real estate	506	433
Limited partnerships/corporations	61	281
Acquisition of:
Fixed maturities	(4,574)	(4,053)
Fixed maturities, trading	—	(33)
Equity securities	—	(178)
Mortgage loans on real estate	(464)	(447)
Limited partnerships/corporations	(129)	(180)
Derivatives, net	166	(12)
Short-term investments, net	—	15
Collateral received (delivered), net	20	(15)
Short-term loan to affiliate, net	26	653
Receipts on deposit asset contracts	85	49
Other, net	21	(89)
Net cash used in investing activities	(930)	(253)
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,763	3,018
Maturities and withdrawals from investment contracts	(3,305)	(3,291)
Proceeds from loans with affiliates, net	80	60
Dividends paid and distributions of capital	(857)	(552)
Capital contribution from parent	—	20
Net cash used in financing activities	(319)	(745)
Net increase (decrease) in cash and cash equivalents	(229)	3
Cash and cash equivalents, beginning of period	436	360
Cash and cash equivalents, end of period	$207	$363

Supplemental disclosure of cash flow information:
Noncash capital contribution from parent	$—	$298

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

Impairment of Long-lived Assets

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized whenever the carrying amount of an asset exceeds its estimated fair value. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value. During the second quarter of 2022, the Company had a triggering event related to a decrease in the market price of its office building. Consequently, the Company determined its fair value, based on an appraisal, to be lower than its carrying value. As a result, the Company recognized an impairment loss of $32, which is included in Operating expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022.

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

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, VFP, Voya Institutional Plan Services ("VIPS"), and Voya Retirement Advisors ("VRA"). Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2022, and its results of operations, comprehensive income, and changes in shareholder's equity for the three and nine months ended September 30, 2022 and 2021, and its statements of cash flows for the nine months ended September 30, 2022 and 2021, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

The December 31, 2021 Consolidated Balance Sheets are from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

The Company expects the January 1, 2021 transition impact will increase Total shareholder’s equity by $0.5 billion to $0.7 billion, primarily driven by a positive impact to AOCI resulting from the reversal of DAC/VOBA adjustment balances of approximately $1.0 billion after tax, offset by an unfavorable impact to AOCI of between $0.2 billion and $0.4 billion after tax, resulting from the remeasurement of Future policy benefits and Reinsurance recoverable using January 1, 2021 discount rates. The expected transition effect on Total shareholder's equity will also include an unfavorable impact on Retained earnings (deficit) of approximately $0.1 billion after tax associated with the establishment of MRB liabilities related to guaranteed minimum benefits on certain deferred annuity contracts. The majority of the ASU 2018-12 transition impact of between $0.2 billion and $0.4 billion associated with Future policy benefits and Reinsurance recoverable and approximately 20% of the $0.1 billion transition impact associated with the establishment of MRB liabilities are related to business that was reinsured to Resolution Life US in January 2021.

The ultimate effects the standard will have on the financial statements are highly dependent on policyholder behavior, actuarial assumptions and macroeconomic conditions, particularly interest rates and spreads, which may materially change ASU 2018-12-related equity impacts in periods subsequent to transition. The Company estimates the impact of ASU 2018-12 will shift to a reduction of Total shareholder’s equity as of September 30, 2022, primarily related to a negative impact in AOCI resulting from the reversal of DAC/VOBA adjustment balances, which have declined significantly since January 2021 due to increases in interest rates and spreads. While rising interest rates since January 1, 2021 will result in a less unfavorable impact on AOCI due to remeasurement of the liability for Future policy benefits, this will be materially offset by the impact from remeasurement of Reinsurance recoverable.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2022:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$564	$13	$28	$—	$549	$—
U.S. Government agencies and authorities	20	—	3	—	17	—
State, municipalities and political subdivisions	705	1	90	—	616	—
U.S. corporate public securities	7,396	31	1,198	—	6,228	1
U.S. corporate private securities	3,841	6	381	—	3,466	—
Foreign corporate public securities and foreign governments(1)	2,382	5	376	—	2,002	9
Foreign corporate private securities(1)	2,686	2	250	—	2,426	12
Residential mortgage-backed securities	3,028	24	153	2	2,899	2
Commercial mortgage-backed securities	2,997	3	310	—	2,689	1
Other asset-backed securities	1,413	1	127	—	1,286	1
Total fixed maturities, including securities pledged	25,032	86	2,916	2	22,178	26
Less: Securities pledged	864	5	119	—	750	—
Total fixed maturities	$24,168	$81	$2,797	$2	$21,428	$26
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2022, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$504	$485
After one year through five years	3,183	2,973
After five years through ten years	3,707	3,340
After ten years	10,200	8,506
Mortgage-backed securities	6,025	5,588
Other asset-backed securities	1,413	1,286
Fixed maturities, including securities pledged	$25,032	$22,178

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2022 and December 31, 2021, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholder's Equity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2022
Communications	$940	$8	$134	$814
Financial	3,259	12	461	2,810
Industrial and other companies	6,761	9	953	5,817
Energy	1,376	8	147	1,237
Utilities	2,728	5	344	2,389
Transportation	884	1	114	771
Total	$15,948	$43	$2,153	$13,838

December 31, 2021
Communications	$883	$154	$2	$1,035
Financial	2,713	275	13	2,975
Industrial and other companies	7,004	713	26	7,691
Energy	1,385	216	14	1,587
Utilities	2,658	310	10	2,958
Transportation	854	71	1	924
Total	$15,497	$1,739	$66	$17,170

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2022 and December 31, 2021, approximately 45.0% and 45.1%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Repurchase Agreements

As of September 30, 2022 and December 31, 2021, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2022 and December 31, 2021, the fair value of loaned securities was $653 and $739, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2022 and December 31, 2021, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $610 and $677, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, liabilities to return collateral of $610 and $677, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2022 and December 31, 2021, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $76 and $87, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	September 30, 2022	December 31, 2021
U.S. Treasuries	$19	$42
U.S. corporate public securities	495	479
Foreign corporate public securities and foreign governments	171	243
Equity securities	1	—
Payables under securities loan agreements	$686	$764

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

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Nine Months Ended September 30, 2022
	U.S. corporate public securities	Residential mortgage-backed securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2022	$—	$1	$—	$—	$47	$—	$48
Credit losses on securities for which credit losses were not previously recorded	1	1	1	9	—	1	13
Initial allowance for credit losses recognized on financial assets accounted for as PCD	—	—	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	(37)	—	(37)
Reductions for intent to sell or more likely than not will be required to sell securities prior to recovery of amortized cost	—	—	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	2	—	2
Write-offs	—	—	—	—	—	—	—
Recoveries of amounts previously written-off	—	—	—	—	—	—	—
Balance at September 30, 2022	$1	$2	$1	$9	$12	$1	$26

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

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of September 30, 2022:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost				Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses		Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$253	$28	21	$6	$—	*	2	$259	$28	23
U.S. Government, agencies and authorities	17	3	2	—	—		—	17	3	2
State, municipalities and political subdivisions	582	89	295	2	1		4	584	90	299
U.S. corporate public securities	4,922	862	1,068	712	336		283	5,634	1,198	1,351
U.S. corporate private securities	2,918	343	331	205	38		18	3,123	381	349
Foreign corporate public securities and foreign governments	1,684	288	406	192	88		71	1,876	376	477
Foreign corporate private securities	2,289	248	218	12	2		3	2,301	250	221
Residential mortgage-backed	1,267	100	435	316	53		177	1,583	153	612
Commercial mortgage-backed	2,255	260	471	358	50		84	2,613	310	555
Other asset-backed	1,122	109	349	141	18		82	1,263	127	431
Total	$17,309	$2,330	3,596	$1,944	$586		724	$19,253	$2,916	4,320
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
*Less than $1

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of September 30, 2022. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, increased $2,805 from $111 to $2,916 for the nine months ended September 30, 2022. The increase in gross unrealized capital losses was driven primarily by materially higher interest rates across the curve and moderately wider credit spreads.

As of September 30, 2022, $5 of the total $2,916 of gross unrealized losses were from 5 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's intent impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2022			2021
	Impairment		No. of Securities	Impairment		No. of Securities
Foreign corporate public securities and foreign governments(1)	$—	*	1	$—		—
Residential mortgage-backed	8		66	—	*	2
Commercial mortgage-backed	—	*	2	—		—
Total	$8		69	$—	*	2
(1) Primarily U.S. dollar denominated.
*Less than $1
	Nine Months Ended September 30,
	2022			2021
	Impairment		No. of Securities	Impairment		No. of Securities
Foreign corporate public securities and foreign governments(1)	$—	*	1	$—		—
Residential mortgage-backed	15		76	—	*	9
Commercial mortgage-backed	—	*	2	—	*	1
Total	$15		79	$—	*	10
(1) Primarily U.S. dollar denominated.
*Less than $1
The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three and nine months ended September 30, 2022, the Company did not have any new commercial mortgage loan troubled debt restructurings. For the three months ended September 30, 2022, the Company had no new private placement troubled debt restructurings. For the nine months ended September 30, 2022, the Company had 6 new private placement troubled debt restructurings with a pre and post modification carrying value of $91 and $67, respectively. For the three and nine months ended September 30, 2021, the Company did not have any new commercial mortgage loan troubled debt restructurings or new private placement troubled debt restructurings.

For the three and nine months ended September 30, 2022 and September 30, 2021, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated:

	As of September 30, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$139	$238	$63	$—	$—	$440
2021	192	238	222	10	—	662
2020	94	185	25	10	—	314
2019	147	109	20	—	—	276
2018	122	37	2	—	—	161
2017	518	190	4	—	—	712
2016 and prior	1,395	218	16	—	—	1,629
Total	$2,607	$1,215	$352	$20	$—	$4,194

	As of December 31, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$215	$273	$182	$—	$—	$670
2020	114	202	69	—	—	385
2019	150	145	61	—	—	356
2018	127	43	3	—	—	173
2017	543	202	3	—	—	748
2016 and prior	1,451	434	16	—	—	1,901
Total	$2,600	$1,299	$334	$—	$—	$4,233

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated:

	As of September 30, 2022
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2022	$283	$52	$105	$—	$440
2021	286	211	85	80	662
2020	223	18	30	43	314
2019	178	36	43	19	276
2018	95	19	47	—	161
2017	418	78	66	150	712
2016 and prior	1,197	247	109	76	1,629
Total	$2,680	$661	$485	$368	$4,194
*No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2021	$556	$23	$34	$57	$670
2020	342	15	23	5	385
2019	206	43	84	23	356
2018	96	3	49	25	173
2017	355	139	93	161	748
2016 and prior	1,505	154	166	76	1,901
Total	$3,060	$377	$449	$347	$4,233
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated:

	As of September 30, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$51	$105	$30	$78	$95	$61	$1	$1	$18	$440
2021	79	53	114	137	96	116	9	36	22	662
2020	64	144	14	14	19	30	—	6	23	314
2019	47	89	6	54	34	4	14	11	17	276
2018	28	55	50	7	7	9	—	5	—	161
2017	85	81	283	126	43	54	5	35	—	712
2016 and prior	411	390	348	73	131	141	30	81	24	1,629
Total	$765	$917	$845	$489	$425	$415	$59	$175	$104	$4,194

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$79	$58	$120	$132	$96	$118	$9	$36	$22	$670
2020	70	159	25	33	34	30	1	12	21	385
2019	48	106	10	103	34	12	15	11	17	356
2018	32	60	53	8	6	9	—	5	—	173
2017	87	82	311	129	44	55	4	36	—	748
2016 and prior	438	437	414	92	179	165	52	99	25	1,901
Total	$754	$902	$933	$497	$393	$389	$81	$199	$85	$4,233

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated:

	As of September 30, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$22	$200	$195	$13	$10	$—	$—	$440
2021	23	146	378	99	—	8	8	662
2020	50	49	91	124	—	—	—	314
2019	29	58	139	39	11	—	—	276
2018	35	69	30	11	—	16	—	161
2017	89	338	169	113	3	—	—	712
2016 and prior	552	308	303	263	45	118	40	1,629
Total	$800	$1,168	$1,305	$662	$69	$142	$48	$4,194

	As of December 31, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$24	$159	$368	$104	$—	$7	$8	$670
2020	51	72	124	138	—	—	—	385
2019	30	66	173	67	20	—	—	356
2018	35	72	31	15	3	17	—	173
2017	90	355	184	116	3	—	—	748
2016 and prior	631	408	335	280	63	144	40	1,901
Total	$861	$1,132	$1,215	$720	$89	$168	$48	$4,233

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2022	December 31, 2021
Allowance for credit losses, beginning of the period	$11	$67
Credit losses on mortgage loans for which credit losses were not previously recorded	1	1
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	(7)
Increase (decrease) on mortgage loans with allowance recorded in previous period	(1)	(50)
Provision for expected credit losses	11	11
Write-offs	—	—
Recoveries of amounts previously written off	—	—
Allowance for credit losses, end of period	$11	$11

The following table presents past due commercial mortgage loans as of the dates indicated:

	September 30, 2022	December 31, 2021
Delinquency:
Current	$4,194	$4,233
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$4,194	$4,233

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of September 30, 2022 and December 31, 2021, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the nine months ended September 30, 2022 and year ended December 31, 2021.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturities	$351	$364	$1,060	$1,101
Equity securities	2	2	7	9
Mortgage loans on real estate	45	44	134	134
Policy loans	2	2	6	6
Short-term investments and cash equivalents	1	1	2	3
Limited partnerships and other	(16)	118	80	284
Gross investment income	385	531	1,289	1,537
Less: Investment expenses	19	17	54	52
Net investment income	$366	$514	$1,235	$1,485

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2022, the Company had $12 investments in fixed maturities that did not produce net investment income. As of December 31, 2021, the Company had no investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturities, available-for-sale, including securities pledged	$13	$2	$(49)	$522
Fixed maturities, at fair value option	(196)	(108)	(504)	(395)
Equity securities, at fair value	(4)	—	(25)	7
Derivatives	125	4	182	(44)
Embedded derivatives - fixed maturities	(2)	(1)	(5)	(3)
Guaranteed benefit derivatives	(5)	2	11	39
Mortgage loans	(1)	12	3	96
Other investments	—	1	(1)	95
Net gains (losses)	$(70)	$(88)	$(388)	$317
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

Proceeds from the sale of fixed maturities, available-for-sale and trading, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds on sales	$723	$279	$2,167	$4,141
Gross gains	16	16	34	517
Gross losses	12	1	45	3

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2022			December 31, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$—	$—
Foreign exchange contracts	579	104	—	567	14	15
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	12,823	270	324	10,514	135	129
Foreign exchange contracts	45	5	—	34	—	—
Credit contracts	143	—	3	110	—	—

Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	2	—	N/A	7	—
Within products(2)	N/A	—	8	N/A	—	28
Managed custody guarantees(2)	N/A	—	9	N/A	—	1
Total		$381	$344		$156	$173
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
(2) Included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2022 and December 31, 2021. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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

	September 30, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$143	$—	$3
Foreign exchange contracts	624	109	—
Interest rate contracts	8,360	267	324
		376	327
Counterparty netting(1)		(268)	(268)
Cash collateral netting(1)		(97)	(56)
Securities collateral netting(1)		(11)	(1)
Net receivables/payables		$—	$2
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

As of September 30, 2022, the Company held $104 and pledged $79 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2021, the Company held $8 and delivered $2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2022, the Company delivered $97 of securities and held $11 of securities as collateral. As of December 31, 2021, the Company delivered $60 of securities and held $2 securities as collateral.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended September 30,
	2022		2021
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income/(loss)	Net investment income and Other net gains/(losses)	Net investment income/(loss)	Net investment income and Other net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(1)	$54	$—	$20
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2	—	2

	Nine Months Ended September 30,
	2022		2021
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income/(loss)	Net investment income and Other net gains/(losses)	Net investment income/(loss)	Net investment income and Other net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(2)	$105	$(1)	$30
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	7	—	1

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended September 30,
	2022		2021
	Net investment income/(loss)	Other net gains/(losses)	Net investment income/(loss)	Other net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$366	$(62)	$514	$(88)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	2	—

	Nine Months Ended September 30,
	2022		2021
	Net investment income/(loss)	Other net gains/(losses)	Net investment income/(loss)	Other net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$1,235	$(373)	$1,485	$317
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	7	—	6	(5)

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,
		2022	2021
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net gains (losses)	$121	$3
Foreign exchange contracts	Other net gains (losses)	3	2
Credit contracts	Other net gains (losses)	1	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net gains (losses)	(2)	(1)
Within products	Other net gains (losses)	2	2
Managed custody guarantees	Other net gains (losses)	(6)	(1)
Total		$119	$5

	Location of Gain or (Loss) Recognized in Income on Derivative	Nine Months Ended September 30,
		2022	2021
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Other net gains (losses)	$178	$(41)
Foreign exchange contracts	Other net gains (losses)	7	1
Credit contracts	Other net gains (losses)	(3)	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Other net gains (losses)	(5)	(3)
Within products	Other net gains (losses)	21	35
Managed custody guarantees	Other net gains (losses)	(8)	3
Total		$190	$(4)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$398	$151	$—	$549
U.S. Government agencies and authorities	—	17	—	17
State, municipalities and political subdivisions	—	616	—	616
U.S. corporate public securities	—	6,221	7	6,228
U.S. corporate private securities	—	2,168	1,298	3,466
Foreign corporate public securities and foreign governments(1)	—	2,002	—	2,002
Foreign corporate private securities (1)	—	2,120	306	2,426
Residential mortgage-backed securities	—	2,878	21	2,899
Commercial mortgage-backed securities	—	2,689	—	2,689
Other asset-backed securities	—	1,233	53	1,286
Total fixed maturities, including securities pledged	398	20,095	1,685	22,178
Equity securities	15	8	116	139
Derivatives:
Interest rate contracts	3	267	—	270
Foreign exchange contracts	—	109	—	109
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,141	—	—	1,141
Assets held in separate accounts	67,736	5,472	339	73,547
Total assets	$69,293	$25,951	$2,140	$97,384
Percentage of Level to Total	71%	27%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$8	$8
Stabilizer and MCGs	—	—	9	9
Other derivatives:
Interest rate contracts	—	324	—	324
Credit contracts	—	3	—	3
Total liabilities	$—	$327	$17	$344
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2022
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$8	$—	$(1)	$1	$—	$—	$(1)	$—	$—	$7	$—	$(1)
U.S. Corporate private securities	1,323	—	(71)	63	—	—	(28)	11	—	1,298	—	(72)
Foreign corporate public securities and foreign governments(1)	4	—	—	—	—	—	—	—	(4)	—	—	—
Foreign corporate private securities(1)	303	(2)	(8)	20	—	—	(3)	—	(4)	306	(3)	(9)
Residential mortgage-backed securities	22	(2)	—	2	—	—	—	—	(1)	21	(2)	—
Other asset-backed securities	47	—	(2)	13	—	—	(1)	—	(4)	53	—	(2)
Total fixed maturities, including securities pledged	1,707	(4)	(82)	99	—	—	(33)	11	(13)	1,685	(5)	(84)
Equity securities, at fair value	121	(5)	—	—	—	—	—	—	—	116	(5)	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(4)	(5)	—	—	—	—	—	—	—	(9)	—	—
FIA(2)	(9)	1	—	—	—	—	—	—	—	(8)	—	—
Assets held in separate accounts(4)	349	(9)	—	32	—	(16)	—	—	(17)	339	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$5	$—	$(1)	$4	$—	$—	$(1)	$—	$—	$7	$—	$(1)
U.S. Corporate private securities	1,379	—	(283)	199	—	—	(111)	124	(10)	1,298	—	(282)
Foreign corporate private securities(1)	272	(21)	(32)	101	—	—	(21)	110	(103)	306	(5)	(33)
Residential mortgage-backed securities	34	(14)	—	2	—	—	—	—	(1)	21	(14)	—
Other asset-backed securities	33	—	(6)	39	—	(10)	(3)	—	—	53	—	(5)
Total fixed maturities, including securities pledged	1,723	(35)	(322)	345	—	(10)	(136)	234	(114)	1,685	(19)	(321)
Equity securities, at fair value	114	(22)	—	24	—	—	—	—	—	116	(22)	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(20)	12	—	—	(1)	—	—	—	—	(9)	—	—
FIA(2)	(9)	1	—	—	—	—	—	—	—	(8)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	7	—	—	(7)	—	—	—	—	—
Assets held in separate accounts(4)	316	(35)	—	164	—	(20)	—	6	(92)	339	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2021
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$18	$—	$—	$6	$—	$—	$(1)	$—	$—	$23	$—	$1
U.S. Corporate private securities	1,413	8	(6)	116	—	(15)	(113)	—	(30)	1,373	—	(5)
Foreign corporate public securities and foreign governments(1)	7	—	—	15	—	—	—	—	(7)	15	—	—
Foreign corporate private securities(1)	264	(13)	19	27	—	—	(4)	—	—	293	—	19
Residential mortgage-backed securities	31	(4)	—	15	—	—	—	—	(2)	40	(4)	—
Commercial mortgage-backed securities	—	—	—	9	—	—	—	—	—	9	—	—
Other asset-backed securities	52	—	—	7	—	—	(17)	—	(7)	35	—	—
Total fixed maturities, including securities pledged	1,785	(9)	13	195	—	(15)	(135)	—	(46)	1,788	(4)	15
Fixed maturities, trading, at fair value	33	—	—	—	—	(29)	—	—	—	4	—	—
Equity securities, at fair value	145	—	—	—	—	—	—	—	—	145	—	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(15)	1	—	—	(1)	—	—	—	—	(15)	—	—
FIA(2)	(10)	—	—	—	(1)	—	1	—	—	(10)	—	—
Assets held in separate accounts(4)	293	1	—	53	—	(5)	—	—	(30)	312	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Other net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations.
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

(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net gains (losses) in the Condensed Consolidated Statements of Operations.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2022 and 2021, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,178	$22,178	$26,412	$26,412
Equity securities	139	139	141	141
Mortgage loans on real estate	4,194	3,921	4,233	4,495
Policy loans	162	162	171	171
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,141	1,141	1,244	1,244
Derivatives	379	379	149	149
Short-term loan to affiliate	104	104	130	130
Other investments	134	134	143	143
Assets held in separate accounts	73,547	73,547	96,964	96,964
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	29,454	30,133	28,128	35,256
Funding agreements with fixed maturities	731	729	925	925
Supplementary contracts, immediate annuities and other	255	194	257	267
Derivatives:
Guaranteed benefit derivatives:
FIA	8	8	9	9
Stabilizer and MCGs	9	9	20	20
Other derivatives	327	327	144	144
Short-term debt(2)	100	100	19	19
Long-term debt(2)	2	2	2	2
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2022
	DAC	VOBA		Total
Balance as of January 1, 2022	$270	$139		$409
Deferrals of commissions and expenses	41	3		44
Amortization:
Amortization, excluding unlocking(2)	(52)	(31)		(83)
Unlocking (1)	(2)	2		—
Interest accrued	26	18	(3)	44
Net amortization included in the Condensed Consolidated Statements of Operations	(28)	(11)		(39)
Change due to unrealized capital gains/losses on available-for-sale securities	669	508		1,177
Balance as of September 30, 2022	$952	$639		$1,591

	2021
	DAC	VOBA		Total
Balance as of January 1, 2021	$122	$40		$162
Deferrals of commissions and expenses	41	3		44
Amortization:
Amortization, excluding unlocking(2)	(79)	(79)		(158)
Unlocking (1)	9	21		30
Interest accrued	26	19	(3)	45
Net amortization included in the Condensed Consolidated Statements of Operations	(44)	(39)		(83)
Change due to unrealized capital gains/losses on available-for-sale securities	120	115		235
Balance as of September 30, 2021	$239	$119		$358
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

6. Reinsurance

As of September 30, 2022, the Company has reinsurance treaties with 3 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. Premiums receivable and reinsurance recoverable were comprised of the following as of the dates indicated:

	September 30,	December 31,
	2022	2021
Premiums receivable	$(1)	$(3)
Reinsurance recoverable, net of allowance for credit losses	3,441	3,601
Total	$3,440	$3,598

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statement of Operations is as follows for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Premiums:
Direct premiums	$3	$11
Reinsurance assumed	—	—
Reinsurance ceded	—	(1)
Net premiums	$3	$10

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$230	$238
Reinsurance assumed	—	—
Reinsurance ceded	(49)	(32)
Net interest credited and other benefits to contract owners / policyholders	$181	$206

	Nine Months Ended September 30,
	2022	2021
Premiums:
Direct premiums	$16	$28
Reinsurance assumed	—	—
Reinsurance ceded	(2)	(2,459)
Net premiums	$14	$(2,431)

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$679	$911
Reinsurance assumed	3	7
Reinsurance ceded	(108)	(2,592)
Net interest credited and other benefits to contract owners / policyholders	$574	$(1,674)

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of September 30, 2022 and December 31, 2021, the Company had a deposit asset of $1.3 billion and $1.4 billion respectively, which is reported in Other assets on the accompanying Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	September 30,
	2022	2021
Fixed maturities, net of impairments	$(2,830)	$2,343
Derivatives(1)	163	80
DAC/VOBA adjustment on available-for-sale securities(2)	610	(616)
Unrealized capital gains (losses), before tax	(2,057)	1,807
Deferred income tax asset (liability)	560	(251)
Net unrealized capital gains (losses)	(1,497)	1,556
Pension and other postretirement benefits liability, net of tax	2	2
AOCI	$(1,495)	$1,558
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2022, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $19.
(2) Upon adoption of ASU 2018-12 on January 1, 2023, the DAC/VOBA adjustments on available-for-sale securities will be reversed as of the January 1, 2021 transition date and in subsequent periods.

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2022
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,260)		$265	$(995)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(5)		1	(4)
DAC/VOBA and Sales inducements	288		(60)	228
Change in unrealized gains (losses) on available-for-sale securities	(977)		206	(771)

Derivatives:
Derivatives	51	(1)	(11)	40
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains (losses) on derivatives	45		(10)	35
Change in Accumulated other comprehensive income (loss)	$(932)		$196	$(736)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2022
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(5,028)		$1,056	$(3,972)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	72		(15)	57
DAC/VOBA and Sales inducements	1,177	(1)	(247)	930
Change in unrealized gains (losses) on available-for-sale securities	(3,779)		794	(2,985)

Derivatives:
Derivatives	100	(2)	(21)	79
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(15)		3	(12)
Change in unrealized gains (losses) on derivatives	85		(18)	67
Change in Accumulated other comprehensive income (loss)	$(3,694)		$776	$(2,918)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Three Months Ended September 30, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(134)		$28	$(106)
Other	(1)		—	(1)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(16)		3	(13)
DAC/VOBA and Sales inducements	40		(8)	32
Change in unrealized gains (losses) on available-for-sale securities	(111)		23	(88)

Derivatives:
Derivatives	19	(1)	(4)	15
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	14		(3)	11
Change in Accumulated other comprehensive income (loss)	$(97)		$20	$(77)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(553)		$117	$(436)
Other	(2)		—	(2)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(533)		112	(421)
DAC/VOBA and Sales inducements	238	(1)	(50)	188
Premium deficiency reserve adjustment	434		(91)	343
Change in unrealized gains (losses) on available-for-sale securities	(416)		88	(328)

Derivatives:
Derivatives	23	(2)	(5)	18
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(16)		3	(13)
Change in unrealized gains (losses) on derivatives	7		(2)	5

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$(410)		$86	$(324)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

8.    Income Taxes

The Company's effective tax rates for the three and nine months ended September 30, 2022 were 11.5% and (0.6)%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rates for the three and nine months ended September 30, 2021 were 15.4% and 17.2%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the DRD and tax credits.

In August 2022, the Inflation Reduction Act ("IRA of 2022") was signed into law creating the corporate alternative minimum tax ("CAMT"). The IRA of 2022 has tasked the U.S. Department of Treasury with issuing regulations at a future date. As these regulations have not yet been issued, the Company is uncertain as to whether it will qualify for the CAMT and will continue to evaluate the applicability as more guidance is provided.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of September 30, 2022, the Company had year-to-date losses on securities of $3,694 in Other comprehensive income primarily driven by increases in interest rates. The Company determined that the increase in unrealized losses on fixed income investments will be offset in future years by the ordinary income produced from these investments as

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

they reach maturity. Additionally, operating income remained positive for the period and was largely consistent with the 2021 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs and did not establish a valuation allowance. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on form 10-K.

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

Under this agreement, the Company incurred $1 and $1 interest expense for the three and nine months ended September 30, 2022. The Company earned $1 and $4 of interest income for the three months and nine months ended September 30, 2022, respectively. The Company incurred immaterial interest expense for the three and nine months ended September 30, 2021. The Company earned $1 interest income for the three and nine months ended September 30, 2021. As of September 30, 2022, VRIAC had $104 outstanding receivables and VIPS had an outstanding payable of $99. As of December 31, 2021, VRIAC had an outstanding receivable of $130 and VIPS had a $19 outstanding payable from/to Voya Financial under the reciprocal loan agreement.

10.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of September 30, 2022, the Company had off-balance sheet commitments to acquire mortgage loans of $129 and purchase limited partnerships and private placement investments of $707.

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
The components of the fair value of the restricted assets were as follows as of the dates indicated:

	September 30, 2022	December 31, 2021
Fixed maturity collateral pledged to FHLB(1)	$888	$1,124
FHLB restricted stock(2)	35	47
Other fixed maturities-state deposits	11	14
Cash and cash equivalents	3	3
Securities pledged(3)	750	799
Total restricted assets	$1,687	$1,987
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $653 and $739 as of September 30, 2022 and December 31, 2021, respectively. In addition, as of September 30, 2022 and December 31, 2021, the Company delivered securities as collateral of $97 and $60, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2022 and December 31, 2021, the Company had $731 and $925, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, assets with a market value of approximately $888 and $1,124, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

11.    Related Party Transactions
Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three and nine months ended September 30, 2022, revenues with affiliated entities related to these agreements were $20 and $64. For the three and nine months ended September 30, 2021, revenues with affiliated entities related to these agreements were $25 and $73. For the three and nine months ended September 30, 2022, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $142 and $450. For the three and nine months ended September 30, 2021, expenses with affiliated entities related to the aforementioned operating agreements, as amended, were $154 and $484

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition
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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2022 and 2021 and financial condition as of September 30, 2022 and December 31, 2021. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report on Form 10-K").

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

During the third quarter of 2022 and 2021, we conducted our annual review of assumptions, market conditions and other projection model inputs. For further information, see the Critical Accounting Judgements and Estimates section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC and VOBA balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC and VOBA, reserves and the related results of operations. During the third quarter of 2022 and 2021, we conducted our annual review of assumptions, including projection model inputs and made a number of changes to our assumptions which impacted the results of our segments included in our Net income (loss) and discussed below.

For the third quarter of 2022, the impact of annual assumption changes on our results of operations was $51 million favorable DAC/VOBA unlocking. The favorable DAC/VOBA unlocking for the current period was primarily driven by higher interest rates. DAC/VOBA unlocking is reflected in Net amortization of Deferred policy acquisition costs and Value of business acquired in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

During the first quarter of 2021 and as a result of the close of the Individual Life transaction, we reviewed our blocks of business to determine recoverability of DAC, VOBA and other intangibles. This review, referred to as loss recognition testing, resulted in the write down of DAC/VOBA of $2 million and increase in reserves of $216 million in our divested businesses. The loss recognition related to DAC/VOBA and reserves was recorded in Net amortization of Deferred policy acquisition costs and Value of business acquired and Interest credited and other benefits to contract owners/policyholders, respectively in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.

For the third quarter of 2021, the impact of annual assumption changes on our results of operations was $20 million favorable DAC/VOBA unlocking. The favorable DAC/VOBA unlocking during 2021 was primarily driven by changes in asset return assumptions.

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

($ in millions)	As of September 30, 2022
Decrease in long-term equity rate of return assumption by 100 basis points	$(35)
A change to the long-term interest rate assumption of -50 basis points	(16)
A change to the long-term interest rate assumption of +50 basis points	13
An assumed increase in future mortality by 1%	—
Lower assumed equity rates of return, lower assumed interest rates and decreases in equity market values generally decrease DAC and VOBA and increase future policy benefits, thus decreasing income before income taxes. Higher assumed interest rates generally increase DAC and VOBA and decrease future policy benefits, thus increasing income before income taxes.

Income Taxes

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 ("IRA of 2022"), which includes a 15% book income alternative minimum tax (“CAMT”) on corporations. The CAMT is effective in taxable years beginning after December 31, 2022. The IRA of 2022 has tasked the U.S. Department of Treasury with issuing regulations at a future date. As these regulations have not yet been issued, we are uncertain as to whether we will qualify for the CAMT and will continue to evaluate the applicability as more guidance is provided.

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

COVID-19 and its Effect on the Global Economy

COVID-19, the disease caused by the novel coronavirus, has had a significant adverse effect on the global economy since March of 2020. Even though vaccinations are widely available in many countries, including the United States, the disease continues to spread throughout the world. The persistence of new infections, including the introduction of new variants, has impacted the re-opening of the U.S. economy and, even in regions where restrictions have largely been lifted, economic activity has been slow to recover. Longer-term, the economic outlook is uncertain, but may depend in significant part on progress with respect to effective therapies to treat COVID-19 or the approval of additional vaccines and the pace at which they are administered globally.

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

Results of Operations

($ in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Net investment income	$366	$514	$(148)	$1,235	$1,485	$(250)
Fee income	237	280	(43)	746	810	(64)
Premiums	3	10	(7)	14	(2,431)	2,445
Broker-dealer commission revenue	—	1	(1)	1	2	(1)
Total net gains (losses)	(70)	(88)	18	(388)	317	(705)
Other revenue	8	8	—	36	25	11
Total revenues	544	725	(181)	1,644	208	1,436
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	181	206	(25)	574	(1,674)	2,248
Operating expenses	269	312	(43)	868	904	(36)
Broker-dealer commission expense	—	1	(1)	1	2	(1)
Net amortization of Deferred policy acquisition costs and Value of business acquired	(29)	5	(34)	39	83	(44)
Interest expense	1	—	1	1	—	—
Total benefits and expenses	422	524	(102)	1,483	(685)	2,168
Income (loss) before income taxes	122	201	(79)	161	893	(732)
Income tax expense (benefit)	14	31	(17)	(1)	154	(155)
Net income (loss)	$108	$170	$(62)	$162	$739	$(577)

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Revenues

Net investment income decreased by $148 million from $514 million to $366 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

Fee income decreased by $43 million from $280 million to $237 million primarily due to:

•lower fee income primarily driven by lower average equity markets and a lower earned rate.

Premiums decreased by $7 million from $10 million to $3 million primarily due to:

•a shift from monthly to quarterly Annuity valuation payout processes.

Total net gains (losses) decreased by $18 million from a loss of $88 million to a loss of $70 million primarily due to:

•favorable changes in derivatives due to interest rate movements; and
•favorable changes in fixed maturities, including securities pledged driven by a reduction in CECL allowance.

The decrease was partially offset by:
•unfavorable changes in fixed maturities, using the fair value option due to interest rate movements and spread changes;
•higher gains on mortgage loans in the prior period driven by a decrease in loss rates; and
•unfavorable changes in equity securities, available-for-sale driven by market value movements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased by $25 million from $206 million to $181 million primarily due to:

•a reclass of products between Annuity and CBVA;
•run off of Annuity business in reserves; and
•a shift from monthly to quarterly Annuity valuation payout processes.

Operating expenses decreased by $43 million from $312 million to $269 million primarily due to:

• a decrease in asset based commission and a legal accrual in the prior period.

Net amortization of DAC and VOBA decreased by $34 million from $5 million to $(29) million primarily due to:

•higher favorable unlocking in the current period compared to prior period due to annual assumption updates.

Income tax expense decreased by $17 million from $31 million to $14 million primarily due to:

•a decrease in income before income taxes.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Revenues

Net investment income decreased by $250 million from $1,485 million to $1,235 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

Premiums increased by $2,445 million from $(2,431) million to $14 million primarily due to:

•the close of the Individual Life Transaction in the prior period, at which point the Pension Risk Transfer (PRT) and annuity business was ceded to Resolution.

Total net gains (losses) changed by $705 million from a gain of $317 million to a loss of $388 million primarily due to:

•higher gains on fixed maturities, including securities pledged, in the prior period driven by the transfer of assets from reinsurance portfolios to Resolution upon the close of the transaction;
•unfavorable changes in fixed maturities, using the fair value option due to interest rate movements and spread changes;
•unfavorable changes in equity securities, available-for-sale driven by market value movements;
•unfavorable changes in derivatives due to interest rate movements;

•higher gains on mortgage loans in the prior period driven by the sale of loans from reinsurance portfolios to Resolution upon the close of the transaction and a decline in CECL allowance; and
•unfavorable changes in other investments driven by the sale of the Company's stake in VA Capital in the prior period.

Benefits and Expense

Interest credited and other benefits to contract owners/policyholders increased by $2,248 million from $(1,674) million to $574 million primarily due to:

•the ceding of the PRT and annuity business to Resolution as part of the Life Transaction in the prior period.

The increase was partially offset by:

•a decrease in PRT reserves which were updated to reflect a change in yield assumptions related to liabilities in the current period that did not occur in the prior period.

Net amortization of DAC and VOBA decreased by $44 million from $83 million to $39 million primarily due to:

•DAC/VOBA balance within the Annuities business being written down to zero in the prior period as the block did not pass Loss Recognition Testing (LRT)

The decrease was partially offset by:

•higher favorable DAC unlocking primarily due to third quarter annual assumption updates in the current year.

Income tax expense (benefit) changed by $155 million from an expense of $154 million to a benefit of $1 million primarily due to:
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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2022		December 31, 2021
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$20,222	71.6%	$24,360	75.6%
Fixed maturities, at fair value option	1,206	4.3%	1,253	3.9%
Equity securities, at fair value	139	0.5%	141	0.4%
Mortgage loans on real estate	4,183	14.8%	4,222	13.1%
Policy loans	162	0.6%	171	0.5%
Limited partnerships/corporations	1,033	3.7%	980	3.0%
Derivatives	379	1.3%	149	0.5%
Securities pledged	750	2.7%	799	2.5%
Other investments	134	0.5%	143	0.5%
Total investments	$28,208	100.0%	$32,218	100.0%

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	September 30, 2022
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$564	2.3%	$549	2.5%
U.S. Government agencies and authorities	20	0.1%	17	0.1%
State, municipalities, and political subdivisions	705	2.8%	616	2.8%
U.S. corporate public securities	7,396	29.6%	6,228	28.1%
U.S. corporate private securities	3,841	15.3%	3,466	15.6%
Foreign corporate public securities and foreign governments(1)	2,382	9.5%	2,002	9.0%
Foreign corporate private securities(1)	2,686	10.7%	2,426	10.9%
Residential mortgage-backed securities	3,028	12.1%	2,899	13.1%
Commercial mortgage-backed securities	2,997	12.0%	2,689	12.1%
Other asset-backed securities	1,413	5.6%	1,286	5.8%
Total fixed maturities, including securities pledged	$25,032	100.0%	$22,178	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$554	2.3%	$691	2.6%
U.S. Government agencies and authorities	20	0.1%	20	0.1%
State, municipalities, and political subdivisions	716	2.9%	803	3.0%
U.S. corporate public securities	7,314	30.1%	8,269	31.4%
U.S. corporate private securities	3,620	14.9%	3,939	14.9%
Foreign corporate public securities and foreign governments(1)	2,352	9.7%	2,591	9.8%
Foreign corporate private securities(1)	2,563	10.5%	2,703	10.2%
Residential mortgage-backed securities	3,081	12.7%	3,164	12.0%
Commercial mortgage-backed securities	2,766	11.4%	2,881	10.9%
Other asset-backed securities	1,341	5.4%	1,351	5.1%
Total fixed maturities, including securities pledged	$24,327	100.0%	$26,412	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2022, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$549	$—	$—	$—	$—	$—	$549
U.S. Government agencies and authorities	17	—	—	—	—	—	17
State, municipalities and political subdivisions	576	40	—	—	—	—	616
U.S. corporate public securities	1,988	4,020	198	15	—	7	6,228
U.S. corporate private securities	1,279	1,918	192	75	2	—	3,466
Foreign corporate public securities and foreign governments(1)	638	1,244	69	40	—	11	2,002
Foreign corporate private securities(1)	313	1,976	106	22	9	—	2,426
Residential mortgage-backed securities	2,654	232	—	1	6	6	2,899
Commercial mortgage-backed securities	2,269	357	55	8	—	—	2,689
Other asset-backed securities	1,056	218	2	5	5	—	1,286
Total fixed maturities	$11,339	$10,005	$622	$166	$22	$24	$22,178
% of Fair Value	51.1%	45.1%	2.8%	0.8%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	20	—	—	—	—	—	20
State, municipalities and political subdivisions	737	65	1	—	—	—	803
U.S. corporate public securities	2,697	5,285	239	41	7	—	8,269
U.S. corporate private securities	1,315	2,300	243	79	2	—	3,939
Foreign corporate public securities and foreign governments(1)	789	1,689	106	7	—	—	2,591
Foreign corporate private securities(1)	223	2,202	146	67	—	65	2,703
Residential mortgage-backed securities	3,116	22	—	1	10	15	3,164
Commercial mortgage-backed securities	2,488	332	54	7	—	—	2,881
Other asset-backed securities	1,112	221	4	6	8	—	1,351
Total fixed maturities	$13,188	$12,116	$793	$208	$27	$80	$26,412
% of Fair Value	49.9%	45.9%	3.0%	0.8%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$549	$—	$—	$—	$—	$549
U.S. Government agencies and authorities	15	2	—	—	—	17
State, municipalities and political subdivisions	49	364	163	38	2	616
U.S. corporate public securities	22	311	1,813	3,845	237	6,228
U.S. corporate private securities	27	130	1,067	1,973	269	3,466
Foreign corporate public securities and foreign governments(1)	8	127	567	1,169	131	2,002
Foreign corporate private securities(1)	—	32	239	2,023	132	2,426
Residential mortgage-backed securities	2,026	331	106	178	258	2,899
Commercial mortgage-backed securities	952	284	636	714	103	2,689
Other asset-backed securities	90	280	675	218	23	1,286
Total fixed maturities	$3,738	$1,861	$5,266	$10,158	$1,155	$22,178
% of Fair Value	16.9%	8.4%	23.7%	45.8%	5.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	18	—	2	—	—	20
State, municipalities and political subdivisions	47	465	225	65	1	803
U.S. corporate public securities	46	483	2,429	5,047	264	8,269
U.S. corporate private securities	32	68	1,147	2,447	245	3,939
Foreign corporate public securities and foreign governments(1)	8	176	716	1,562	129	2,591
Foreign corporate private securities(1)	—	29	198		210	2,703
Residential mortgage-backed securities	2,089	214	159	222	480	3,164
Commercial mortgage-backed securities	1,167	289	580	753	92	2,881
Other asset-backed securities	150	303	647	217	34	1,351
Total fixed maturities	$4,248	$2,027	$6,103	$12,579	$1,455	$26,412
% of Fair Value	16.1%	7.7%	23.1%	47.6%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $2,805 million from $111 million to $2,916 million for the nine months ended September 30, 2022. The large increase in unrealized losses was driven primarily by materially higher interest rates across the curve and moderately wider credit spreads.

As of September 30, 2022, we held nine fixed maturity securities with unrealized capital losses in excess of $10 million. The unrealized capital losses on these fixed maturities equaled $103 million or 3.5% of the total unrealized losses. As of December 31, 2021, we held no fixed maturity securities with unrealized capital losses in excess of $10 million.

As of September 30, 2022, we had $1.2 billion of energy sector fixed maturity securities, constituting 5.6% of the total fixed maturities portfolio, with gross unrealized capital losses of $147 million, including no energy sector fixed maturity security with unrealized capital loss in excess of $10 million. As of September 30, 2022, our fixed maturity exposure to the energy sector is comprised of 87.7% investment grade securities.

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

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,403	$13	$34	$1	$1,383
Prime Non-Agency	1,592	7	118	—	1,481
Alt-A	23	3	1	1	26
Sub-Prime(1)	21	1	—	—	22
Total RMBS	$3,039	$24	$153	$2	$2,912
(1) Includes subprime other asset backed securities.
	December 31, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,501	$60	$5	$3	$1,559
Prime Non-Agency	1,543	31	14	1	1,561
Alt-A	27	5	1	3	34
Sub-Prime(1)	25	3	—	—	28
Total RMBS	$3,096	$99	$20	$7	$3,182
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2015 and prior	$588	$531	$107	$101	$149	$141	$92	$87	$63	$60	$999	$920
2016	23	20	17	16	30	28	24	20	—	—	94	84
2017	52	43	16	15	45	40	49	42	23	21	185	161
2018	73	66	19	17	71	66	29	25	17	15	209	189
2019	135	127	33	31	104	94	201	168	6	4	479	424
2020	51	47	21	18	46	38	107	88	—	—	225	191
2021	124	101	67	62	138	124	231	206	3	3	563	496
2022	20	17	26	24	112	105	85	78	—	—	243	224
Total CMBS	$1,066	$952	$306	$284	$695	$636	$818	$714	$112	$103	$2,997	$2,689

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2015 and prior	$585	$649	$107	$111	$129	$133	$102	$103	$64	$62	$987	$1,058
2016	23	25	16	17	22	23	24	24	—	—	85	89
2017	53	58	18	18	46	47	35	36	22	23	174	182
2018	72	80	19	19	74	75	47	48	2	2	214	224
2019	146	163	31	31	112	114	198	199	6	5	493	512
2020	64	66	22	22	45	46	118	119	—	—	249	253
2021	126	126	71	71	142	142	225	224	—	—	564	563
Total CMBS	$1,069	$1,167	$284	$289	$570	$580	$749	$753	$94	$92	$2,766	$2,881

As of September 30, 2022, 84.4% and 13.3% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 86.4% and 11.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$50	$47	$239	$224	$655	$600	$72	$63	$15	$11	$1,031	$945
Auto-Loans	—	—	5	5	1	1	—	—	—	—	6	6
Student Loans	11	11	53	49	—	—	1	1	—	—	65	61
Credit Card loans	—	—	—	—	2	2	—	—	—	—	2	2
Other Loans	38	32	1	1	84	72	172	154	—	—	295	259
Total Other ABS(1)	$99	$90	$298	$279	$742	$675	$245	$218	$15	$11	$1,399	$1,273
(1) Excludes subprime other asset backed securities
	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$100	$101	$233	$233	$568	$568	$71	$70	$19	$17	$991	$989
Auto-Loans	—	—	1	1	5	6	—	—	—	—	6	7
Student Loans	12	12	66	68	6	6	2	2	—	—	86	88
Credit Card loans	—	—	—	—	2	2	—	—	—	—	2	2
Other Loans	35	37	1	1	63	64	141	145	—	—	240	247
Total Other ABS(1)	$147	$150	$301	$303	$644	$646	$214	$217	$19	$17	$1,325	$1,333
(1) Excludes subprime other asset backed securities
As of September 30, 2022, 82.0% and 17.1% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 82.2% and 16.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of September 30, 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 1.9 times and a weighted average LTV ratio of 46.8%. As of December 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 46.6%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of September 30, 2022, the Company's total European exposure had an amortized cost and fair value of $2,426 million and $2,090 million, respectively. Some of the major country level exposures were in the United Kingdom of $963 million, in France of $170 million, in The Netherlands of $197 million, in Switzerland of $157 million, in Germany of $159 million, and in Belgium of $82 million. Our direct exposure in Eastern Europe is comparatively small, with only $11 million of exposure in Russia and none in Ukraine or Belarus.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of September 30, 2022, VRIAC had $104 million outstanding receivables and VIPS had a $99 million outstanding payable. As of December 31, 2021, we had an outstanding receivable of $130 million and VIPS had a $19 million outstanding payable from/to Voya Financial under the reciprocal loan agreement. We and Voya Financial continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Interest on any borrowing by either us or Voya Financial is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 47.6% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2022, VRIAC had securities lending collateral assets of $610 million, which represents approximately 0.6% of its general account statutory admitted assets. As of December 31, 2021, VRIAC had securities lending collateral assets of $676 million, which represents approximately 0.5% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2022, VRIAC did not receive any capital contribution from its Parent. During the nine months ended September 30, 2021, VRIAC received $318 million capital contribution from its Parent, comprised of cash and non-cash assets.

During the nine months ended September 30, 2022, VRIAC paid an ordinary and extraordinary dividend to its Parent in the aggregate amount of $48 million and $809 million, respectively. During the nine months ended September 30, 2021, VRIAC paid an ordinary and extraordinary dividends to its Parent in the aggregate amount of $78 million and $474 million, respectively.

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

Legislative and Regulatory Developments

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes a 15% book-income alternative minimum tax ("CAMT") on corporations and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. For additional information about this development, see Income Taxes in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Recent U.S. tax law changes could impact the taxation of our operations

The recently enacted Inflation Reduction Act of 2022 includes a minimum tax equal to fifteen percent of the adjusted financial statement income (“CAMT”) of certain corporations as well as a one percent excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). The resulting tax liability could adversely impact our business, financial condition, results of operation and liquidity. The excise tax on share buybacks is currently not expected to have a material impact on our tax liability. Additionally, the resulting tax liability may create variability in the amount of cash taxes that we pay, which may lead to further variability in our ordinary dividend capacity.

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

November 10, 2022			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael Katz
Michael Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

