Form 10-K
period 2022-12-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2023-03-09
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of March 3, 2023, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.
NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2022

As used in this Annual Report on Form 10-K, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition" and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events and cyber terrorism or cyber attacks, and specifically the current COVID-19 pandemic event (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, such as those relating to Federal taxation, state insurance regulations and NAIC regulations and guidelines; (xi) changes in the policies of governments and/or regulatory authorities; and (xii) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the Individual Life Transaction that closed on January 4, 2021, including the transition services on the expected timeline and economic terms, and (xiv) other factors described in Part I, Item 1A. Risk Factors.

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

On January 4, 2021, VRIAC’s ultimate parent, Voya Financial Inc. ("Voya Financial"), completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc., a Delaware corporation (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of several of Voya Financial's subsidiaries, including Security Life of Denver Company ("SLD").

Concurrently with the sale, SLD entered into reinsurance agreements with insurance subsidiaries of Voya Financial, including VRIAC. Pursuant to these agreements, these subsidiaries reinsured to SLD certain in-scope individual life insurance and annuities businesses. VRIAC remains a subsidiary of Voya Financial. These reinsurance transactions were substantially carried out on a coinsurance or modified coinsurance basis, with SLD’s reinsurance obligations collateralized by invested assets placed in a comfort trust. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") resulted in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products were ceded to SLD and related assets were transferred.

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

Variable annuity contracts containing GMDBs expose us to equity risk. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that we may be required to pay amounts to customers due to guaranteed death benefits. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing our risk associated with the GMDBs. Contracts with non-standard GMDB features are reinsured to third party reinsurers to mitigate the risk produced by such guaranteed minimum death benefits. Furthermore, contracts with standard GMDB features are generally out of the money so the risk associated with these contracts is unlikely to materialize in the near future.

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

We are not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2022. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on us.

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

	December 31,
	2022	2021
Deposits:
Variable annuities	$9,143	$9,439
Fixed annuities	2,009	2,153
Total annuities	11,152	11,592
Other products	755	802
Total deposits	$11,907	$12,394

Assets under management:
Variable annuities	$69,010	$86,758
Fixed annuities	29,438	28,910
Total annuities	98,448	115,668
Other products	10,684	12,329
Total assets under management	$109,132	$127,997

Assets under administration	348,784	388,611
Total assets under management and administration	$457,916	$516,608

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

See Liquidity and Capital Resources-Reinsurance in Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7. of this Annual Report on Form 10-K for further discussion of our reinsurance arrangements.

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

Employees and Other Shared Services

VRIAC had 1,705 employees as of December 31, 2022, primarily focused on managing new business processing, product distribution, marketing, customer service and product management for us and certain of our affiliates, as well as providing product development, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

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

Any purchaser of shares of common stock representing 10% or more of the voting power of our capital stock or that of Voya Financial, Inc. will be presumed to have acquired control of our Company unless, following application by that purchaser with the Connecticut Insurance Department or the Insurance Commissioner determines otherwise.

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

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company's assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2022, our Total Adjusted Capital exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

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

We do not anticipate regulatory action as a result of the 2022 IRIS ratio results.

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

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this undiscounted liability to be minimal as of December 31, 2022 and 2021. We have also recorded an asset of $8 million and $8 million as of December 31, 2022 and 2021, respectively, for future credits to premium taxes. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law (the “Model Law”), intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. These laws are designed to ensure that licensees of the Department of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. Alabama, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maine, Michigan, Mississippi, New Hampshire, North Dakota, Ohio, South Carolina and Virginia have adopted versions of the Model Law, each with a different effective date, and other states may adopt versions of the Model Law in the future. In February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that is not based on the Model Law, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry". NYDFS’s Cybersecurity Requirements specifically provide for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses and business continuity and disaster recovery, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS. In November 2022, the NYDFS proposed amendments to its cybersecurity regulations that would call for increased mandatory controls and additional cybersecurity requirements for larger companies.

During 2023, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

In June 2019, the SEC adopted Regulation Best Interest (“Regulation BI”). Among other things, Regulation BI applies a heightened “best interest” standard to broker-dealers and their associated persons, including our retail broker-dealer, Voya Financial Advisors, when they make securities investment recommendations to retail customers.

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

Department of Labor Rules Regarding Fiduciaries

In December 2020, the Department of Labor (“DOL”) adopted a revised interpretation to the five part test to determine investment advice fiduciary status under Title I of ERISA and a new prohibited transaction exemption (PTE 2020-02) that, subject to certain requirements, allows investment advice fiduciaries to receive compensation that might otherwise have been considered an ERISA prohibited transaction. In April 2021, the DOL stated that it anticipates amending the 2020 investment advice fiduciary regulation and PTE 2020-02, which amendment did not occur in 2022 and is now expected in 2023. We do not believe compliance with the fiduciary interpretation or the prohibited transaction exemption as currently adopted will have a material impact on us. We anticipate that other state and federal regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If anticipated amendments to these rules render them more onerous than Regulation Best Interest ("Regulation BI") and existing DOL rules, or result in a conflict with Regulation BI , the impact on us could be more substantial.

In November 2020 and December 2020, the DOL adopted final rules which included provisions that significantly limited plan fiduciaries' consideration of non-pecuniary factors when selecting investments, proxy voting and exercising other shareholder rights. In March 2021, the DOL announced that it was reviewing the 2020 investment selection and proxy voting rules and issued an enforcement policy statement that the DOL would not enforce these rules until the publication of further guidance. In November 2022, the DOL announced a final rule that clarified that a fiduciary's duty of prudence must be based on factors that the fiduciary reasonably determines are relevant to a risk and return analysis and that such factors may also include the economic effects of climate change and other ESG considerations in selecting investments or exercising shareholder rights, such as proxy voting. We do not believe that the revised investment selection and proxy voting rules will have a material impact on us.

SECURE 2.0 Act

On December 23, 2022, Congress passed the Consolidated Appropriations Act, 2023, containing the SECURE 2.0 Act of 2022 ("SECURE 2.0"), which was signed into law by President Biden on December 29, 2022. SECURE 2.0 includes a number of provisions related to retirement plans that: (1) expand participant coverage; (2) facilitate the establishment of retirement plans by smaller employers; (3) facilitate the creation of emergency savings accounts; (4) facilitate opportunities for participants with student debt to begin building retirement savings; and (5) simplify plan rules. These provisions are likely to have a significant effect on retirement plans and participants for the next several years due to their staggered effective dates, and will require numerous changes to retirement plan recordkeeping systems and processes. We are still reviewing SECURE 2.0's and its impact on our Wealth Solutions business, but do not believe that the changes to our systems and processes required to implement SECURE 2.0 will have a material impact on us.

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
Other Laws and Regulations

USA Patriot Act

The Patriot Act contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. Internal practices, procedures and controls are required to meet the increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions.

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

We are subject to numerous state laws governing the protection of personal and confidential information of our clients or employees, including the NYDFS Cybersecurity Regulation which mandates detailed cybersecurity standards for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. We are subject to certain other states' cybersecurity standards, including in states that have adopted the NAIC Insurance Data Security Model Law. For more information, see —Cybersecurity Regulatory Activity.

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

Certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity, availability, and privacy of protected health information. Additionally, we may be required to enter into a HIPAA Business Associate Agreement (“BAA”) as a result of administering Flexible Spending Accounts (“FSAs”) and Health Reimbursement Arrangements (“HRAs”) on behalf of our customers and in connection with the provision of certain services, such as medical claims integration. BAAs require us to safeguard protected health information and restrict how we may use and disclose such information.

More broadly, the General Data Protection Regulation (“GDPR”) which regulates data protection for all individuals within the European Union (“EU”), including foreign companies processing data of EU residents, became effective on May 25, 2018 and applies to all of our subsidiaries operating in the EU. The U.K. has also implemented the GDPR (the “U.K. GDPR”). The GDPR and the U.K. GDPR set out a number of requirements that must be complied with when handling the personal data of such EU and U.K. based data subjects respectively including: the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability; the principal of accountability and the obligation to make public notification of significant data breaches. The GDPR and the U.K. GDPR include restrictions on transfers outside the U.K. and the European Economic Area (including Switzerland) and the requirement to include specific data protection provisions in agreements with data processors. The GDPR and the U.K. GDPR enhance individuals’ rights, introduce complex and far-reaching company obligations and increase penalties significantly in case of violation. The interpretation and application of data protection laws in the U.S., Europe and elsewhere are developing and are often uncertain and in flux. The introduction of the U.K. GDPR and the GDPR, and any resultant changes in U.K. or EU member states’ national laws and regulations, may increase our compliance obligations and costs and may necessitate the review and implementation of policies and processes relating to our collection and use of data. It is possible that these laws or cybersecurity regulations may be interpreted and applied in a manner that is inconsistent with our data protection or security practices.

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

Additionally, we are subject to the terms of our privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause consumers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection (in particular those that impact the use of machine intelligence) and cross-border transfers of consumer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. For example, our use of certain vendors outside of the U.S. to perform services on our platform could subject us to additional data protection regimes and increased risk of noncompliance. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny.

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

Item 1A.    Risk Factors

We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, operational, legal, regulatory and reputational risks. The following is a summary of the more important factors that could affect our business, sales, revenues, AUM, reputation, results of operations, liquidity, profitability or financial condition.

•Conditions in the global capital markets and the economy.
•Adverse capital and credit market conditions and the cost of credit and capital.
•The level of interest rates and in particular a recurrence of a low interest rate environment or a period of rapidly increasing interest rates.
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
•Potential acceleration of the amortization of DAC and/or VOBA.
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
•The impact of recent U.S. tax law changes.
•Potential requirements to reduce the carrying value of our deferred income tax assets or establish an additional valuation allowance against the deferred income tax assets.
•Adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.
•Litigation or potential litigation.
•A loss of, or significant change in, key product distribution relationships.
•The occurrence of natural or man-made disasters, including the COVID-19 pandemic.
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

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally and are vulnerable to general economic disruption, decreases in asset prices, increases in market volatility and reductions in the availability of credit. In 2020, the economic dislocation created by the COVID-19 pandemic created many of these conditions at least temporarily, and some such conditions, in particular high unemployment and historically low interest rates, persisted into 2021. In 2022, interest rates have continued to rise while the unemployment rate has returned to pre-pandemic levels. See risk factor The occurrence of natural or man-made disasters, including the COVID-19 pandemic, may adversely affect our results of operations and financial condition.

Although we carry out business primarily in the U.S., we are affected by both domestic and international macroeconomic developments. Volatility and disruptions in financial markets, including global capital markets, can have an adverse effect on our investment portfolio, and our liabilities are sensitive to changing market factors. Factors including, but not limited to, geopolitics and political uncertainty, interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, exchange rates, the volatility and strength of the capital markets, and deflation and inflation, all affect our financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of impacts, including diverging impacts, on the value of our assets and our liabilities.

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

The level of interest rates may adversely affect our profitability, particularly in the event of a recurrence of a low interest rate environment or a period of rapidly increasing interest rates.

During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in tandem with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also coincide with a change to our long-term view of the interest rates. Such a change in our view would cause us to further change the long-term interest rate assumptions in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of deferred policy acquisition costs ("DAC") and other unfavorable consequences, which would be incremental to those consequences recorded in connection with the most recent revision. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. We believe a continuation of the low interest rate environment would negatively affect our financial performance.

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
Changes in prevailing interest rates may negatively affect our business including the level of net interest margin we earn. In a period of changing interest rates, interest expense may increase and interest credited to policyholders may change at different rates than the interest earned on assets. Accordingly, changes in interest rates could decrease net interest margin. Changes in interest rates may negatively affect the value of our assets and our ability to realize gains or avoid losses from the sale of those assets, all of which also ultimately affect earnings. In addition, our insurance and annuity products and certain of our retirement and investment products are sensitive to inflation rate fluctuations. A sustained increase in the inflation rate in our principal markets may also negatively affect our business, financial condition and results of operations. For example, a sustained increase in the inflation rate may result in an increase in nominal market interest rates. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations.

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

On April 3, 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate, which has been recommended as an alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee. Further, the Bank of England is publishing a reformed Sterling Overnight Index Average, consisting of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Central bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have, or are expected to, select alternative reference rates denominated in other currencies. On December 16, 2022, the Federal

Reserve Board adopted a final rule identifying benchmark rates based on the Secured Overnight Financing Rate (“SOFR”) that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six month and 12-month LIBOR in certain contracts.

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

Depending on several factors including those set forth above, our results of operations and financial condition could be adversely affected by the market transition or reform of certain benchmarks. Other factors include the pace of the transition to replacement of reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.

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

In each of our businesses we face intense competition, including from broker-dealers, financial advisors, asset managers and diversified financial institutions, banks, technology companies and start-up financial services providers, both for the ultimate customers for our products and for distribution through independent distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution, price, perceived financial strength and credit ratings, scale and level of customer service. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have greater financial resources, or have higher claims-paying or credit ratings than we do. Furthermore, the preferences of the end consumers for our products and services may shift, including as a result of technological innovations affecting the marketplaces in which we operate. To the extent our competitors are more successful than we are at adopting new technology and adapting to the changing preferences of the marketplace, our competitiveness may decline.

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

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See risk factor A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition. We are also subject to the risk that cash flows resulting from the payments on pools of mortgages or other obligations that serve as collateral underlying the mortgage-or asset-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain "interest-only" securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

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

For both securities lending and repurchase transactions, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities. If we decrease the amount of our securities lending and repurchase activities over time, the amount of net investment income generated by these activities will also likely decline. See Liquidity and Capital Resources – Securities Pledged in Management’s Narrative Analysis of the Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K for further information.

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

We may be required to accelerate the amortization of DAC and/or VOBA, any of which could adversely affect our results of operations or financial condition.
Capitalized costs associated with DAC and VOBA are amortized in proportion to actual and estimated gross profits or gross premiums depending on the type of contract. On an ongoing basis, we test the DAC and VOBA recorded on our balance sheets to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA. The projection of estimated gross profits or gross premiums requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender, lapse and annuitization rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits or gross premiums is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits or gross premiums is changed, or if significant or sustained equity market declines occur and/or persist, we could be required to accelerate the amortization of DAC and VOBA, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our results of operations and financial condition.

Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses.

We cede life insurance policies and annuity contracts or certain risks related to life insurance policies and annuity contracts to other insurance companies using various forms of reinsurance including coinsurance, modified coinsurance, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to bear the entire unresolved liability for claims on the reinsured policies. In addition, a reinsurer insolvency or loss of accredited reinsurer status may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves.

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

If a reinsurer does not have accredited reinsurer status or if a currently accredited reinsurer loses that status, in any state where we are licensed to do business, we are not entitled to take credit for reinsurance in that state if the reinsurer does not post sufficient qualifying collateral (either qualifying assets in a qualifying trust or qualifying letters of credit ("LOCs")). In this event, we would be required to establish additional statutory reserves. Similarly, the credit for reinsurance taken by us under reinsurance agreements with affiliated and unaffiliated non-accredited reinsurers is, under certain conditions, dependent upon the non-accredited reinsurer's ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying LOCs issued by qualifying lending banks. If these steps are unsuccessful, or if unaffiliated non-accredited reinsurers that have reinsured business with us are unsuccessful in obtaining sources of qualifying reinsurance collateral, we might not be able to obtain full statutory reserve credit.

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

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain guaranteed minimum death and living benefits. We are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of the state of Connecticut, our state of domicile. (For additional discussion of how the NAIC calculates RBC ratios, see —Regulation—Financial Regulation—Risk-Based Capital in Part I, Item 1. of this Annual Report on Form 10-K.

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

Any failure to protect the privacy and confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

Many of our employees and contractors and the representatives of our broker-dealer subsidiaries and affiliates have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the privacy, security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us, or our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail in the future to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see risk factors Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business and A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.

Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business.

We are highly dependent on automated and information technology systems to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. Despite the implementation of security and back-up measures, our information technology systems may remain vulnerable to disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics or pandemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on joint ventures, affiliates and third party service providers to provide services to us and our customers, including those joint ventures, affiliates and third party service providers to whom we outsource certain of our functions. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology and other operational systems, or the sensitive data residing on such systems, could harm our business.

We are highly dependent on automated telecommunications, information technology and other operational systems to record and process our internal transactions and transactions involving our customers. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors, and similar disruptions. Businesses in the U.S. and in other countries have increasingly become the targets of "cyberattacks," "ransomware," "phishing," "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in significant disruptions to information technology systems and the theft of significant amounts of information, as well as funds from online financial accounts, and can cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cybersecurity incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting.

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

The transition to work-from-home in connection with the COVID-19 pandemic also increases our vulnerability to cybersecurity threats and other fraudulent activities.

Our joint ventures, affiliates and third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition. For additional information about specific cybersecurity regulations that we are subject to, see —Regulation—Cybersecurity Regulatory Activity in Part I, Item 1. of this Annual Report on Form 10-K.

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

For additional information regarding new accounting standards, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

We may be required to reduce the carrying value of our deferred income tax assets or establish a valuation allowance against the deferred income tax assets if: (i) there are significant changes to federal tax policy; (ii) our business does not generate sufficient taxable income; (iii) there is a significant decline in the fair market value of our investment portfolio; or (iv) our tax planning strategies are not feasible. Reductions in the carrying value of our deferred income tax assets or establishment of a valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

In 2022, the deferred tax assets increased significantly primarily due to the increase in unrealized losses driven by the increasing interest rates on our available-for-sale portfolio. Significant future increases to interest rates and/or the occurrence of other unexpected circumstances, such as changes in the economic environment, liquidity and investment strategy, could result in recording a related valuation allowance on our deferred tax assets in a future period. Additionally, future changes in facts, circumstances, tax law, including a reduction in federal corporate tax rates may result in a reduction in the carrying value of our total deferred income tax assets and RBC ratios, or an increase in the valuation allowance. A reduction in the carrying value of our total deferred income tax assets or RBC ratios, or an increase in the valuation allowance could have a material adverse effect on the Company's results of operations and financial condition.

Recent U.S. tax law changes could impact the taxation of our operations.

The Inflation Reduction Act of 2022 includes a minimum tax equal to fifteen percent of the adjusted financial statement income ("CAMT") of certain corporations as well as a one percent excise tax on share buybacks, effective for tax years beginning in 2023. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. If the CAMT applies, we will be required to pay tax at the 15% CAMT rate, despite our U.S. Federal net operating loss carryforwards, which could adversely impact our business, financial condition, results of operations and liquidity. Additionally, any tax liability may create variability in the amount of cash taxes that we pay, which may affect our ordinary dividend or share buyback capacity. The excise tax on share buybacks is currently not expected to have a material impact on our tax liability.

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

The occurrence of natural or man-made disasters, including the COVID-19 pandemic, may adversely affect our results of operations and financial condition.

We are exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes and pandemic disease including the ongoing COVID-19 pandemic, as well as man-made disasters and core infrastructure failures, including acts of terrorism, military actions, power grid and telephone/internet infrastructure failures, which may adversely affect AUM, results of operations and financial condition by causing, among other things:

•Losses in our investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform;
•Changes in the rate of mortality, claims, withdrawals, lapses and surrenders of existing policies and contracts, as well as sales of new policies and contracts;
•Disruption of our normal business operations, including the ability to interact with existing or potential clients, due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services, or mandatory shutdowns and stay-at-home orders;
•Increased impairments or credit rating downgrades within our general account portfolio, which could consume our excess capital and reduce the dividend capacity of our insurance subsidiaries. Although we currently believe that we have adequate liquidity for the foreseeable future, if our asset portfolio were to experience a material amount of impairments or ratings downgrades, we might require additional statutory capital within our insurance subsidiaries and would need to consider additional steps to preserve liquidity at our holding company, including reducing or eliminating planned share buybacks or our common stock dividend;
•Declines in fee revenues from lower AUM/AUA and plan participant counts, as a result of increased unemployment and furloughs, lower asset prices, suspensions or reductions in participant plan deposits or employer matching contributions, and an increase in plan loans and withdrawals;
•Reduced premium revenues due to increased unemployment;
•Decreased spread-based revenues due to lower interest rates;
•Material harm to the financial condition of our reinsurers, which would increase the probability of default on reinsurance recoveries; A decline in fund management carried interests and performance fees in our Investment Management business; and
•Reduced sales levels due to decreased RFP activity or delayed decision making by our clients or prospective clients.

A number of these risks materialized in connection with the COVID-19 pandemic, which created material economic disruption worldwide and also had significant effects on our business operations, including the operations of Voya’s overseas joint venture and third-party outsourcing providers.

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

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our information technology and business functions. If our joint ventures, affiliates or third-party service providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience system failures, disruptions or other operational difficulties, an inability to meet obligations, including, but not limited to, obligations to policyholders, customers, business partners and distribution partners, increased costs and a loss of business and such events may have a material adverse effect on our business and results of operations. Our reliance on outsourcing providers may also exacerbate our exposure to certain risks associated with catastrophic events or material disruptions in economic activity, such as that which occurred in connection with the COVID-19 pandemic. This exposure could be particularly severe to the extent such events occur in regions, such as India, in which our outsourcing providers tend to be concentrated. See risk factors Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business and A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.

Risks Related to Regulation

Our businesses and those of our affiliates are heavily regulated and changes in regulation or the application of regulation may reduce our profitability.

We are subject to detailed insurance, securities and other financial services laws and government regulation. In addition to the insurance, securities and other regulations and laws specific to the industries in which we operate, regulatory agencies have broad administrative power over many aspects of our business, which may include ethical issues, money laundering, privacy, recordkeeping and marketing and sales practices. Also, bank regulators and other supervisory authorities in the U.S. and elsewhere continue to scrutinize payment processing and other transactions under regulations governing such matters as money-laundering, prohibited transactions with countries subject to sanctions, and bribery or other anti-corruption measures.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. There are a number of risks that may arise where applicable regulations may be unclear, subject to multiple interpretations or under development or where regulations may conflict with one another, where regulators revise their previous guidance or courts overturn previous rulings, which could result in our failure to meet applicable standards. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action which could materially harm our results of operations and financial condition. If we fail to address, or appear to fail to address, appropriately any of these matters, our reputation could be harmed and we could be subject to additional legal risk, which could increase the size and number of claims and damages asserted against us or subject us to enforcement actions, fines and penalties. See —Regulation in Part I, Item 1. of this Annual Report on Form 10-K. for further discussion on the impact of regulations on our businesses.

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

Our operations are subject to comprehensive regulation and supervision throughout the U.S. State insurance laws regulate most aspects of our insurance business and we are regulated by the insurance department of our state of domicile, Connecticut. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors or investors. See —Regulation—Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K.

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

Item 2. Properties

The Company's home office is located at One Orange Way, Windsor, Connecticut, 06095-4774. All Company office space other than the home office is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its owned or leased and subleased office properties. Affiliates within Voya Financial's operations provide the Company with various management, finance, investment management and other administrative services, primarily from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. The affiliated companies are reimbursed for the Company's use of these services and facilities under a variety of intercompany agreements.We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

During the years ended December 31, 2022 and 2021, VRIAC declared and paid ordinary dividends to its Parent in the aggregate amounts of $48 million and $78 million, respectively, as well as extraordinary dividends in the aggregate amounts of $809 million and $474 million, respectively.

During the year ended December 31, 2022, VRIAC did not receive capital contribution from its Parent. During the year ended December 31, 2021, VRIAC received $318 million capital contributions from its Parent, comprised of cash and non-cash assets.

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2022 and 2021, and financial condition as of December 31, 2022 and 2021. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K. For discussion and analysis of our results of operations for the years ended December 31, 2021 and 2020, refer to our 2021 Annual Report on Form 10-K filed with the SEC on March 11, 2022.

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

On January 4, 2021, VRIAC's ultimate parent, Voya Financial Inc. ("Voya Financial"), consummated a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc. (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of several of Voya Financial's subsidiaries, including Security Life of Denver Company ("SLD").

Concurrently with the sale, SLD entered into reinsurance agreements with insurance subsidiaries of Voya Financial, including VRIAC. Pursuant to these agreements, these subsidiaries reinsured to SLD certain in-scope individual life insurance and annuities businesses. VRIAC remains a subsidiary of Voya Financial. These reinsurance transactions were substantially carried out on a coinsurance or modified coinsurance basis, with SLD’s reinsurance obligations collateralized by invested assets placed in a comfort trust. The reinsurance agreements along with the sale of the legal entities noted above (referred to as the "Individual Life Transaction") resulted in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products were ceded to SLD and related assets transferred.

Furthermore, upon closing of the Individual Life Transaction on January 4, 2021, DAC and VOBA balances are amortized as a charge to earnings over the life of the underlying policies. Additionally, for the portion of the reinsurance transactions that involve policies that do not meet risk transfer, a deposit asset was established in the amount of $1.5 billion on a pre-tax basis. This compares to liabilities related to Contract owner account balances that currently exist for the related underlying policies.

Effective as of March 1, 2021, Voya Retirement Insurance and Annuity Company acquired 49.9% of the issued and outstanding common stock of Voya Special Investments, Inc. from Voya Financial, Inc. The investment has been accounted for as an equity method investment and recognized within Other investments in the Consolidated Balance Sheets. Also, effective as of March 1, 2021, the Company acquired $80 million of SLD issued surplus notes and $73 million of Resolution (Life U.S. Intermediate Holdings Ltd.) issued preferred shares from affiliated entities, which were received in connection with the Individual Life Transaction.

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
•Investment impairments;
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

Insurance and Other Reserves

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions, which are "locked-in" at inception of the contracts, include interest rates, mortality and expenses, and are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.3% to 5.5%. Due to the locked-in assumptions, sensitivity associated with these contracts do not result in significant impacts to our results of operations.

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

See Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K for additional information regarding the specific hedging strategies and reinsurance we utilize to mitigate risk for the product guarantees, as well as sensitivities of the embedded derivative and stand-alone derivative liabilities to changes in certain capital markets assumptions.

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. VOBA represents the outstanding value of in-force business acquired and is subject to amortization and interest.

Assumptions and Periodic Review

Assumptions deemed critical to the DAC/VOBA estimates include the long-term equity rate of return, long-term interest rate, and future mortality. Changes in assumptions can have a significant impact on DAC/VOBA balances, amortization rates, reserve levels, and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC/VOBA, reserves, and the related results of operations.

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

During the third quarter of 2022 and 2021, we conducted our annual review of assumptions, including projection model inputs, which resulted in net favorable unlocking of DAC/VOBA of $51 million and $20 million, respectively. Unlocking in the third quarter of 2022 was primarily driven by higher interest rates. Unlocking in the third quarter of 2021 was primarily driven by changes in asset return assumptions. DAC/VOBA unlocking is reflected in Net amortization of Deferred policy acquisition costs and Value of business acquired in the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021.

During the first quarter of 2021, and as a result of the close of the Individual Life transaction, we reviewed our blocks of business to determine recoverability of DAC, VOBA and other intangibles. This review, referred to as loss recognition testing, resulted in the write down of DAC/VOBA of $2 million and increase in reserves of $216 million in our divested businesses. The loss recognition related to DAC/VOBA and reserves was recorded in Net amortization of Deferred policy acquisition costs and Value of business acquired and Interest credited and other benefits to contract owners/policyholders, respectively, in the Consolidated Statements of Operations for the year ended December 31, 2021.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and certain reserves. The following table presents the estimated instantaneous net impact on income before income taxes of various assumption changes on our DAC/VOBA balances and the impact on related reserves for future policy benefits and reinsurance. The effects are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred.

($ in millions)	As of December 31, 2022
Decrease in long-term equity rate of return assumption by 100 basis points	$(36)
A change to the long-term interest rate assumption of -50 basis points	(16)
A change to the long-term interest rate assumption of +50 basis points	14
A one-time, 10% decrease in equity market values	(5)

Lower assumed equity rates of return, lower assumed interest rates and decreases in equity market values generally decrease DAC/VOBA and increase future policy benefits, thus decreasing income before income taxes. Higher assumed interest rates generally increase DAC/VOBA and decrease future policy benefits, thus increasing income before income taxes.

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

Derivatives

Derivatives are carried at fair value, which is determined by using observable key financial data, such as yield curves, exchange rates, S&P 500 prices, London Interbank Offered Rates ("LIBOR"), Overnight Index Swap Rates ("OIS") and Secured Overnight Financing Rates ("SOFR"), or through values established by third-party sources, such as brokers. Valuations for our futures contracts are based on unadjusted quoted prices from an active exchange. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

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

For additional information regarding the fair value of our investments and derivatives, see the Fair Value Measurements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. For additional information regarding the sensitivities of interest rate risk and equity market price risk and impact on investments and derivatives, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Investment Impairments

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

During the year, we had losses in Other comprehensive income of $3.5 billion, resulting in unrealized capital losses of $1.9 billion in Accumulated other comprehensive income as of December 31, 2022, which generated a deferred tax asset ("DTA"). This DTA was driven primarily by the impact of increasing interest rates on our available-for-sale portfolio. We expect this DTA to be utilized by our capital loss carryback capacity and hold to maturity tax planning strategy. Significant future increases to interest rates and/or the occurrence of other unexpected circumstances, such as changes in the economic environment, liquidity and investment strategy, could result in recording a related valuation allowance on our deferred tax assets in a future period.

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

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA of 2022”), which includes a 15% book income alternative minimum tax (“CAMT”) on corporations and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. If the CAMT applies, we will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards. We do expect to be subject to the 1% excise tax but do not expect that it will have a material impact to our financial statements.

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

Results of Operations

	Year ended December 31,
($ in millions)	2022	2021	Change
Revenues:
Net investment income	$1,619	$1,949	$(330)
Fee income	979	1,088	(109)
Premiums	18	(2,425)	2,443
Broker-dealer commission revenue	2	2	—
Net gains (losses)	(429)	166	(595)
Other revenue	39	38	1
Total revenues	2,228	818	1,410
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	763	(1,483)	2,246
Operating expenses	1,130	1,213	(83)
Broker-dealer commission expense	2	2	—
Net amortization of Deferred policy acquisition costs and Value of business acquired	49	97	(48)
Interest expense	1	—	1
Total benefits and expenses	1,945	(171)	2,116
Income (loss) before income taxes	283	989	(706)
Income tax expense (benefit)	(50)	163	(213)
Net income	$333	$826	$(493)

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Revenues

Net investment income decreased by $330 million from $1,949 million to $1,619 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

Fee income decreased by $109 million from $1,088 million to $979 million primarily due to:

•lower average equity markets and a lower earned rate.

Premiums increased by $2,443 million from $(2,425) million to $18 million primarily due to:

•the close of the Individual Life Transaction in the prior year, at which point the Pension Risk Transfer (PRT) and annuity businesses were ceded to Resolution, which are fully offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

Net gains (losses) changed by $595 million from a gain of $166 million to a loss of $429 million primarily due to:

•an unfavorable change in fixed maturities, available for sale, including securities pledged primarily driven by the transfer of assets from reinsurance portfolios to Resolution upon the close of the transaction;
•an unfavorable change in equity securities, at fair value, primarily driven by market value movements;
•gains on mortgage loans in the prior period driven by the sale of loans from reinsurance portfolios to Resolution upon the close of the transaction and a decline in CECL allowance; and
•a gain in other investments in the prior period due to the sale of the Company's stake in VA Capital.

The change was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $2,246 million from $(1,483) million to $763 million primarily due to:

•the close of the Individual Life Transaction in the prior period, at which point the PRT and annuity businesses were ceded to Resolution, which is fully offset by a corresponding amount in Premiums.

The increase was partially offset by:

•a decrease related to the PRT reserves ceded to Resolution driven by a change in yield assumptions that occurred in the prior year and did not reoccur in the current year.

Net amortization of DAC and VOBA decreased by $48 million from $97 million to $49 million primarily due to:

•the DAC/VOBA balance related to the annuities business ceded to Resolution being written down to zero in the prior period as the block did not pass loss recognition testing; and
•higher favorable DAC unlocking primarily due to third quarter annual assumption updates in the current year.

The decrease was partially offset by:

•an unfavorable change in DAC unlocking primarily due to equity market performance in the current year.

Income tax expense (benefit) changed by $213 million from an expense of $163 million to a benefit of $50 million primarily due to:

•a decrease in income before income taxes;
•tax credits claimed in 2022 related to tax years 2012 - 2017; and
•an increase in the dividends received deduction.

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

See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2022		December 31, 2021
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, net of allowance	$19,772	70.4%	$24,360	75.6%
Fixed maturities, at fair value option	1,255	4.5%	1,253	3.9%
Equity securities, at fair value	133	0.5%	141	0.4%
Short-term investments(1)	248	0.9%	—	—%
Mortgage loans on real estate, net of allowance	4,213	15.0%	4,222	13.1%
Policy loans	159	0.6%	171	0.5%
Limited partnerships/corporations	1,043	3.7%	980	3.0%
Derivatives	322	1.1%	149	0.5%
Securities pledged	792	2.8%	799	2.5%
Other investments	132	0.5%	143	0.5%
Total investments	$28,069	100.0%	$32,218	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	December 31, 2022
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$404	1.7%	$377	1.7%
U.S. Government agencies and authorities	33	0.1%	30	0.1%
State, municipalities, and political subdivisions	691	2.8%	600	2.7%
U.S. corporate public securities	6,938	28.6%	5,938	27.2%
U.S. corporate private securities	3,885	15.9%	3,568	16.4%
Foreign corporate public securities and foreign governments(1)	2,380	9.8%	2,066	9.5%
Foreign corporate private securities(1)	2,617	10.7%	2,438	11.2%
Residential mortgage-backed securities	3,023	12.4%	2,893	13.3%
Commercial mortgage-backed securities	2,978	12.2%	2,599	11.9%
Other asset-backed securities	1,418	5.8%	1,310	6.0%
Total fixed maturities, including securities pledged	$24,367	100.0%	$21,819	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2021
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$554	2.3%	$691	2.6%
U.S. Government agencies and authorities	20	0.1%	20	0.1%
State, municipalities, and political subdivisions	716	2.9%	803	3.0%
U.S. corporate public securities	7,314	30.1%	8,269	31.4%
U.S. corporate private securities	3,620	14.9%	3,939	14.9%
Foreign corporate public securities and foreign governments(1)	2,352	9.7%	2,591	9.8%
Foreign corporate private securities(1)	2,563	10.5%	2,703	10.2%
Residential mortgage-backed securities	3,081	12.7%	3,164	12.0%
Commercial mortgage-backed securities	2,766	11.4%	2,881	10.9%
Other asset-backed securities	1,341	5.4%	1,351	5.1%
Total fixed maturities, including securities pledged	$24,327	100.0%	$26,412	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2022, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

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

Information about certain of our fixed maturity securities holdings by NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings, Inc. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2022 and 2021 the weighted average NAIC quality rating of our fixed maturities portfolio was 1.6.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2022 and 2021, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:
•when three ratings are received then the middle rating is applied;
•when two ratings are received then the lower rating is applied;
•when a single rating is received, the ARO rating is applied; and
•when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$377	$—	$—	$—	$—	$—	$377
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	567	33	—	—	—	—	600
U.S. corporate public securities	1,799	3,886	218	26	—	9	5,938
U.S. corporate private securities	1,293	2,027	180	66	2	—	3,568
Foreign corporate public securities and foreign governments(1)	680	1,266	75	40	—	5	2,066
Foreign corporate private securities(1)	282	2,044	82	21	9	—	2,438
Residential mortgage-backed securities	2,640	238	2	—	5	8	2,893
Commercial mortgage-backed securities	2,160	366	59	7	5	2	2,599
Other asset-backed securities	1,081	218	2	5	1	3	1,310
Total fixed maturities	$10,909	$10,078	$618	$165	$22	$27	$21,819
% of Fair Value	50.0%	46.2%	2.8%	0.8%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	20	—	—	—	—	—	20
State, municipalities and political subdivisions	737	65	1	—	—	—	803
U.S. corporate public securities	2,697	5,285	239	41	7	—	8,269
U.S. corporate private securities	1,315	2,300	243	79	2	—	3,939
Foreign corporate public securities and foreign governments(1)	789	1,689	106	7	—	—	2,591
Foreign corporate private securities(1)	223	2,202	146	67	—	65	2,703
Residential mortgage-backed securities	3,116	22	—	1	10	15	3,164
Commercial mortgage-backed securities	2,488	332	54	7	—	—	2,881
Other asset-backed securities	1,112	221	4	6	8	—	1,351
Total fixed maturities	$13,188	$12,116	$793	$208	$27	$80	$26,412
% of Fair Value	49.9%	45.9%	3.0%	0.8%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$377	$—	$—	$—	$—	$377
U.S. Government agencies and authorities	28	2	—	—	—	30
State, municipalities and political subdivisions	38	370	159	33	—	600
U.S. corporate public securities	21	283	1,679	3,686	269	5,938
U.S. corporate private securities	27	146	1,065	2,069	261	3,568
Foreign corporate public securities and foreign governments(1)	8	116	591	1,218	133	2,066
Foreign corporate private securities(1)	—	26	239	2,047	126	2,438
Residential mortgage-backed securities	2,210	145	79	185	274	2,893
Commercial mortgage-backed securities	895	288	608	687	121	2,599
Other asset-backed securities	88	290	694	221	17	1,310
Total fixed maturities	$3,692	$1,666	$5,114	$10,146	$1,201	$21,819
% of Fair Value	16.9%	7.6%	23.5%	46.5%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2021
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$691	$—	$—	$—	$—	$691
U.S. Government agencies and authorities	18	—	2	—	—	20
State, municipalities and political subdivisions	47	465	225	65	1	803
U.S. corporate public securities	46	483	2,429	5,047	264	8,269
U.S. corporate private securities	32	68	1,147	2,447	245	3,939
Foreign corporate public securities and foreign governments(1)	8	176	716	1,562	129	2,591
Foreign corporate private securities(1)	—	29	198	2,266	210	2,703
Residential mortgage-backed securities	2,089	214	159	222	480	3,164
Commercial mortgage-backed securities	1,167	289	580	753	92	2,881
Other asset-backed securities	150	303	647	217	34	1,351
Total fixed maturities	$4,248	$2,027	$6,103	$12,579	$1,455	$26,412
% of Fair Value	16.1%	7.7%	23.1%	47.6%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $2.5 billion from $111 million to $2.6 billion for the year ended December 31, 2022. The increase in unrealized losses was driven primarily by sharply higher interest rates across the yield curve and moderately wider credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, increased $4 million from $107 million to $111 million for the year ended December 31, 2021.

As of December 31, 2022, we held three fixed maturity securities with unrealized capital loss in excess of $10 million. The unrealized capital losses on these fixed maturity securities equaled $33.2 million, or 1.3% of the total unrealized losses. As of December 31, 2021, we held no fixed maturity securities with unrealized capital loss in excess of $10 million.

As of December 31, 2022, we had $1.4 billion of energy sector fixed maturity securities, constituting 6.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $131 million, including no energy sector fixed maturity securities with unrealized capital loss in excess of $10 million. As of December 31, 2022, our fixed maturity exposure to the energy sector was comprised of 88.0% investment grade securities.

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

Residential Mortgage-Backed Securities

The following table presents our residential mortgage-backed securities as of December 31, 2022 and 2021:

	December 31, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,493	$12	$33	$—	$1,472
Prime Non-Agency	1,496	7	118	—	1,385
Alt-A	24	3	1	1	27
Sub-Prime(1)	19	1	1	—	19
Total RMBS	$3,032	$23	$153	$1	$2,903
(1) Includes subprime other asset backed securities.
	December 31, 2021
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,501	$60	$5	$3	$1,559
Prime Non-Agency	1,543	31	14	1	1,561
Alt-A	27	5	1	3	34
Sub-Prime(1)	25	3	—	—	28
Total RMBS	$3,096	$99	$20	$7	$3,182
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following table presents our commercial mortgage-backed securities as of December 31, 2022 and 2021:

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2016 and prior	$590	$518	$124	$115	$160	$148	$120	$105	$51	$46	$1,045	$932
2017	52	41	15	14	46	39	40	33	32	28	185	155
2018	73	64	19	16	71	64	29	24	17	14	209	182
2019	126	111	33	31	104	94	202	164	6	4	471	404
2020	50	46	21	18	46	37	107	85	—	—	224	186
2021	123	98	67	60	138	121	231	200	3	3	562	482
2022	20	17	36	34	114	105	86	76	26	26	282	258
Total CMBS	$1,034	$895	$315	$288	$679	$608	$815	$687	$135	$121	$2,978	$2,599

	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2016 and prior	$608	$674	$123	$128	$151	$156	$126	$127	$64	$62	$1,072	$1,147
2017	53	58	18	18	46	47	35	36	22	23	174	182
2018	72	80	19	19	74	75	47	48	2	2	214	224
2019	146	163	31	31	112	114	198	199	6	5	493	512
2020	64	66	22	22	45	46	118	119	—	—	249	253
2021	126	126	71	71	142	142	225	224	—	—	564	563
Total CMBS	$1,069	$1,167	$284	$289	$570	$580	$749	$753	$94	$92	$2,766	$2,881

As of December 31, 2022, 82.9% and 14.2% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 86.4% and 11.5% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following table presents our other asset-backed securities as of December 31, 2022 and 2021:

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$50	$48	$247	$236	$658	$616	$72	$66	$15	$10	$1,042	$976
Auto-Loans	—	—	6	6	—	—	—	—	—	—	6	6
Student Loans	10	9	53	48	—	—	—	—	—	—	63	57
Credit Card loans	—	—	—	—	2	1	—	—	—	—	2	1
Other Loans	37	30	1	1	86	76	172	153	—	—	296	260
Total Other ABS(1)	$97	$87	$307	$291	$746	$693	$244	$219	$15	$10	$1,409	$1,300
(1) Excludes subprime other asset backed securities
	December 31, 2021
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$100	$101	$233	$233	$568	$568	$71	$70	$19	$17	$991	$989
Auto-Loans	—	—	1	1	5	6	—	—	—	—	6	7
Student Loans	12	12	66	68	6	6	2	2	—	—	86	88
Credit Card loans	—	—	—	—	2	2	—	—	—	—	2	2
Other Loans	35	37	1	1	63	64	141	145	—	—	240	247
Total Other ABS(1)	$147	$150	$301	$303	$644	$646	$214	$217	$19	$17	$1,325	$1,333
(1) Excludes subprime other asset backed securities

As of December 31, 2022, 82.7% and 16.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2021, 82.2% and 16.4% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of December 31, 2022 and 2021, our mortgage loans on real estate portfolio had a weighted average DSC of 1.8 and 2.0, times, respectively, and a weighted average LTV ratio of 46.6% and 46.6%, respectively. See the Investments Note and Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

As of December 31, 2022, the Company's total European exposure had an amortized cost and fair value of $2.4 billion and $2.1 billion, respectively. Some of the major country level exposures were in the United Kingdom of $1.0 billion, in The Netherlands of $207 million, in Belgium of $41 million, in France of $172 million, in Germany of $169 million, in Switzerland of $149 million, and in Ireland of $64 million. Our direct exposure in Eastern Europe is comparatively small, with only $4 million of exposure in Russia and none in Ukraine or Belarus.

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

The following discussion presents a review of our sources and uses of liquidity and capital. This discussion should be read in its entirety and in conjunction with the Off-Balance Sheet Arrangements and Aggregate Contractual Obligations table included further below.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of December 31, 2022, we had no outstanding receivable and VIPS had a $31 million outstanding payable. As of December 31, 2021, we had an outstanding receivable of $130 million and VIPS had a $19 million outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Effective January 2014, interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 44.2% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2022, VRIAC had securities lending collateral assets of $615 million, which represents approximately 0.6% of its general account statutory admitted assets. As of December 31, 2021, VRIAC had securities lending collateral assets of $676 million, which represents approximately 0.5% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

See the Capital Contributions, Dividends and Statutory Information Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual report on 10-K for information on capital contributions and dividends.

Collateral

See the Derivatives Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual report on 10-K for information on collateral for derivatives.

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

A downgrade in our credit ratings or the credit or financial strength ratings of our Parent or rated affiliates could have a material adverse effect on our results of operations and financial condition. See A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition in Risk Factors in Part I, Item 1A. of this Annual Report on Form 10-K.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In December 2022, Moody’s affirmed its outlook for the U.S. life insurance sector as stable. Also, in December 2022, Fitch affirmed its outlook for the U.S. life insurance sector as neutral.

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

In connection with the Individual Life Transaction on January 4, 2021, VRIAC entered into a reinsurance agreement with SLD. Pursuant to this agreement, VRIAC reinsured to SLD a 100% quota share of its annuities businesses. For further information, see Overview in Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7. and the Reinsurance Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index, or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products. Derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net gains (losses) in the Consolidated Statements of Operations.

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets and changes in fair value of the embedded derivatives are recorded in Net gains (losses) in the Consolidated Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Net gains (losses) in the Consolidated Statements of Operations.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of December 31, 2022, the following table presents our on- and off- balance sheet contractual obligations due in various periods. The payments reflected in this table are based on our estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$671	$651	$20	$—	$—
Reserves for insurance obligations(2)(3)	37,696	2,547	4,714	5,027	25,408
Retirement and other plans(4)	51	6	10	11	24
Long-term debt obligation(5)	3	1	1	1	—
Securities lending and collateral held(6)	1,024	1,024	—	—	—
Total	$39,445	$4,229	$4,745	$5,039	$25,432
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
(3) Contractual obligations related to certain closed blocks that were divested through reinsurance to third parties with reserves in the amount of $1.0 billion, have been excluded from the table. Although we are not relieved of our legal liability to the contract holder for these closed blocks, third-party collateral of $1.1 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
(4) Includes estimated benefit payments under our non-qualified pension plans, and estimated benefit payments under our other postretirement benefit plans.
(5) The estimated payments due by period from long-term debt reflects the contractual maturities of principal, as well as estimated future interest payments. See the Financing Agreements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
(6) Securities loaned and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements include non-cash collateral of $103 million.

Securities Pledged

See the Business, Basis of Presentation and Significant Accounting Policies Note and the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K for further information on our securities lending program.

FHLB

On January 18, 2018, we became a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”). We are required to pledge collateral to back funding agreements issued to the FHLB. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets and subject to the availability of eligible collateral. Collateral is pledged based on the outstanding balances of FHLB funding agreements. The limit for the program is up to an amount that corresponds to the lending value of assets that can be pledged to the FHLB of Boston, which is limited to 5% of the admitted assets of VRIAC on a statutory basis. The lending value of assets varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLBs. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed.

As of December 31, 2022, we had $730 million in non-putable FHLB funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2022, we had assets with a market value of approximately $997 million, which collateralized the FHLB funding agreements. As of December 31, 2022, our available collateral lending value was approximately $1.6 billion for VRIAC.

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

For information regarding our statutory capital and surplus, see the Capital Contributions, Dividends and Statutory Information Note in our Consolidated Financial Statements in Part II, Item 8. in this Annual Report on Form 10-K.

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

We use product design, pricing and asset/liability management ("ALM") strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates in Risk Factors, Part I, Item 1A. of this Annual Report on Form 10-K. See the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information regarding derivative strategies on our material derivative types.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2022. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2022
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$21,819	$(1,366)	$1,539
Mortgage loans on real estate	—	3,996	(139)	150
Derivatives:
Interest rate contracts	12,488	(65)	99	(111)
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	30,098	(1,471)	2,168
Funding agreements with fixed maturities	—	733	(26)	27
Supplementary contracts, immediate annuities and other	—	192	(3)	3
Guaranteed benefit derivatives(3):
Stabilizer and MCGs	—	6	12	—
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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table presents the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2022. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC and VOBA and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts.

	As of December 31, 2022
		Hypothetical Change in Fair Value(1)
($ in millions)	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$133	$13	$(13)
Limited partnerships/corporations	1,043	63	(63)
(1) (Decreases) in assets are presented in parentheses and increase in assets are presented without parentheses.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $22.0 billion and $26.6 billion as of December 31, 2022 and 2021, respectively. Our credit risk materializes primarily as impairment losses and/or credit related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Voya Retirement Insurance and Annuity Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to those charged with governance and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Deferred policy acquisition costs and Value of business acquired
Description of the Matter	As disclosed in Note 5 to the consolidated financial statements, the Company’s deferred policy acquisition costs and value of business acquired (“DAC/VOBA”) totaled $1.5 billion at December 31, 2022, net of unrealized gains and losses. The carrying amount of the DAC related to fixed and variable deferred annuity contracts is the total of costs deferred less amortization net of interest. The carrying amount of the VOBA related to fixed and variable deferred annuity contracts is the outstanding value of in-force business acquired, based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition, less amortization net of interest. DAC and VOBA related to fixed and variable deferred annuity contracts are amortized over the estimated lives of the contracts in relation to the emergence of estimated gross profits.

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
March 9, 2023

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2022 and 2021
(In millions, except share and per share data)

	As of December 31,
	2022	2021

Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,218 as of 2022 and $22,349 as of 2021; net of allowance for credit losses of $7 as of 2022 and $48 as of 2021)	$19,772	$24,360
Fixed maturities, at fair value using the fair value option	1,255	1,253
Equity securities, at fair value (cost of $133 as of 2022 and $141 as of 2021)	133	141
Short-term investments	248	—
Mortgage loans on real estate estate (net of allowance for credit losses of $14 as of 2022 and $11 as of 2021)	4,213	4,222
Policy loans	159	171
Limited partnerships/corporations	1,043	980
Derivatives	322	149
Securities pledged (amortized cost of $894 as of 2022 and $725 as of 2021)	792	799
Other investments	132	143
Total investments	28,069	32,218
Cash and cash equivalents	220	436
Short-term investments under securities loan agreements, including collateral delivered	939	808
Accrued investment income	289	285
Premiums receivable and reinsurance recoverable (net of allowance for credit losses of $6 as of 2022 and $0 as of 2021)	3,423	3,598
Deferred policy acquisition costs and Value of business acquired	1,539	409
Short-term loan to affiliate	—	130
Deferred income taxes	561	—
Due from affiliates	46	70
Other assets (net of allowance for credit loss of $3 as of 2022 and $0 as of 2021)	1,609	1,720
Assets held in separate accounts	77,639	96,964
Total assets	$114,334	$136,638
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2022 and 2021
(In millions, except share and per share data)

	As of December 31,
	2022	2021
Liabilities:
Future policy benefits and contract owner account balances	$33,257	$32,926
Payables under securities loan agreements, including collateral held	921	811
Due to affiliates	134	110
Derivatives	331	144
Deferred income taxes	—	227
Other liabilities	322	426
Liabilities related to separate accounts	77,639	96,964
Total liabilities	112,604	131,608

Commitments and Contingencies (Note 12)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2022 and 2021, respectively; $50 par value per share)	3	3
Additional paid-in capital	2,778	3,191
Accumulated other comprehensive income (loss)	(1,353)	1,423
Retained earnings (deficit)	302	413
Total shareholder's equity	1,730	5,030
Total liabilities and shareholder's equity	$114,334	$136,638
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Net investment income	$1,619	$1,949	$1,858
Fee income	979	1,088	905
Premiums	18	(2,425)	32
Broker-dealer commission revenue	2	2	2
Net gains (losses)	(429)	166	(310)
Other revenue	39	38	(1)
Total revenues	2,228	818	2,486
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	763	(1,483)	1,049
Operating expenses	1,130	1,213	1,090
Broker-dealer commission expense	2	2	2
Net amortization of Deferred policy acquisition costs and Value of business acquired	49	97	192
Interest expense	1	—	1
Total benefits and expenses	1,945	(171)	2,334
Income (loss) before income taxes	283	989	152
Income tax expense (benefit)	(50)	163	(14)
Net income	$333	$826	$166
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$333	$826	$166
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(3,514)	(580)	748
Pension and other postretirement benefits liability	—	(1)	(1)
Other comprehensive income (loss), before tax	(3,514)	(581)	747
Income tax expense (benefit) related to items of other comprehensive income (loss)	(738)	(122)	157
Other comprehensive income (loss), after tax	(2,776)	(459)	590
Comprehensive income (loss)	$(2,443)	$367	$756
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2020	$3	$2,873	$1,292	$275	$4,443
Adjustment for adoption of ASU 2016-13	—	—	—	(8)	(8)
Comprehensive income (loss):
Net income (loss)	—	—	—	166	166
Other comprehensive income (loss), after tax	—	—	590	—	590
Total comprehensive income (loss)					756
Dividends paid and distributions of capital	—	—	—	(294)	(294)
Balance as of December 31, 2020	3	2,873	1,882	139	4,897
Comprehensive income (loss):
Net income (loss)	—	—	—	826	826
Other comprehensive income (loss), after tax	—	—	(459)	—	(459)
Total comprehensive income (loss)					367
Dividends paid and distributions of capital	—	—	—	(552)	(552)
Contribution of capital	—	318	—	—	318
Balance as of December 31, 2021	3	3,191	1,423	413	5,030
Net income (loss)	—	—	—	333	333
Other comprehensive income (loss), after tax	—	—	(2,776)	—	(2,776)
Total comprehensive income (loss)					(2,443)
Dividends paid and distributions of capital	—	(413)	—	(444)	(857)
Balance as of December 31, 2022	$3	$2,778	$(1,353)	$302	$1,730
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$333	$826	$166
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax (benefit) expense	(50)	208	(20)
Net (gains) losses	429	(166)	310
(Gains) losses on limited partnerships/corporations	34	(147)	(23)
Changes in operating assets and liabilities:
Deferred policy acquisition costs, value of business acquired and sales inducements, net	(10)	39	135
Premiums receivable and reinsurance recoverable	169	(83)	85
Other receivables and asset accruals	—	14	10
Future policy benefits, claims reserves and interest credited	488	705	757
Due to/from affiliates	48	33	(21)
Other payables and accruals	(123)	61	(84)
Other, net	(3)	(26)	(9)
Net cash provided by operating activities	1,315	1,464	1,306
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	$5,351	$4,865	$3,487
Equity securities	5	158	145
Mortgage loans on real estate	597	606	403
Limited partnerships/corporations	82	318	104
Acquisition of:
Fixed maturities	(6,084)	(5,776)	(4,988)
Equity securities	—	(178)	(178)
Mortgage loans on real estate	(588)	(690)	(433)
Limited partnerships/corporations	(179)	(238)	(158)
Short-term investments, net	(248)	15	(15)
Derivatives, net	264	(54)	46
Short-term loan to affiliate, net	130	523	(584)
Receipts on deposit asset contracts	119	70	—
Other, net	7	(50)	24
Net cash used in investing activities	(544)	(431)	(2,147)
Cash Flows from Financing Activities:
Deposits received for investment contracts	$4,388	$4,281	$5,197
Maturities and withdrawals from investment contracts	(4,530)	(4,718)	(4,220)
Dividends paid and distributions of capital	(857)	(552)	(294)
Capital contribution from parent	—	20	—
Other, net	12	12	6
Net cash (used in) provided by financing activities	(987)	(957)	689
Net increase (decrease) in cash and cash equivalents	(216)	76	(152)
Cash and cash equivalents, beginning of period	436	360	512
Cash and cash equivalents, end of period	$220	$436	$360

Supplemental disclosure of cash flow information:
Income taxes paid (received), net	$46	$(92)	$2
Noncash capital contribution from parent	—	298	—
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

The Company offers qualified and non-qualified annuity contracts that include a variety of funding and payout options for individuals and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as non-qualified deferred compensation plans and related services. The Company's products are offered primarily to public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations, state and local governments, small to mid-sized corporations and individuals. The Company also provides stable value investment options, including separate account guaranteed investment contracts ("GICs") and synthetic GICs, to institutional clients. Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to the Company. The Company discontinued sales of these solutions to better align business activities to the Company's priorities. This business was transferred as part of the Individual Life Transaction described below. The Company's products are generally distributed through independent brokers and advisors, third-party administrators and consultants.

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

The Company has one operating segment.

On January 4, 2021, VRIAC's ultimate parent, Voya Financial, completed a series of transactions pursuant to a Master Transaction Agreement (the “Resolution MTA”) entered into on December 18, 2019 with Resolution Life U.S. Holdings Inc. (“Resolution Life US”), pursuant to which Resolution Life US acquired all of the shares of the capital stock of several of Voya Financial's subsidiaries, including Security Life of Denver Company ("SLD"). Refer to the Reinsurance Note for additional information on the reinsurance transactions associated with the Resolution MTA.

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

Impairment of Long-lived Assets

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized whenever the carrying amount of an asset exceeds its estimated fair value. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value. During the second quarter of 2022, the Company had a triggering event related to a decrease in the market price of its office building. Consequently, the Company determined its fair value, based on an appraisal, to be lower than its carrying value. As a result, the Company recognized an impairment loss of $32, which is included in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2022.

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

The Company has identified the following accounts and policies as the most significant in that they involve a higher degree of judgment, are subject to a significant degree of variability and/or contain significant accounting estimates:

•Reserves for future policy benefits;
•DAC and VOBA;
•Valuation of investments and derivatives;
•Investment impairments;
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

The Company's fixed maturities are generally designated as available-for-sale. In addition, the Company has fixed maturities accounted for using the fair value option ("FVO"), and in the second quarter of 2021, the Company established a trading portfolio of fixed maturity debt securities. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income ("AOCI") and presented net of related changes in DAC, VOBA and Deferred income taxes. Trading securities are valued at fair value, with the changes in fair value recorded in Net gains (losses) and interest income recorded in Net investment income in the Consolidated Statements of Operations. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Consolidated Balance Sheets.

Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Net gains (losses). Changes in fair value associated with derivatives purchased to hedge CMOs are also recorded in Net gains (losses).

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date. Investment gains and losses on sales of securities are generally determined on a first-in-first-out ("FIFO") basis.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. Such dividends and interest income are recorded in Net investment income.

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

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The change in the allowance for credit losses is recorded in Net gains (losses). Loans are written off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously written-off and expected to be written-off.

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

Securities Pledged: The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral, primarily cash, is required at an agreed-upon percentage of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. See also Repurchase Agreements below.

Investment Impairments

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

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net gains (losses) in the Consolidated Statements of Operations.

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

Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. The ineffective portion of a hedging relationship subject to hedge accounting is recognized in Net gains (losses).

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized currently in Net gains (losses). The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Consolidated Statements of Operations when the Company's earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date, or within two months of that date, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Net gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Net gains (losses).

The Company also has investments in certain fixed maturities and has issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Net gains (losses). Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Net gains (losses).

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

DAC/VOBA are adjusted for the impact of unrealized capital gains (losses) on investments, as if such gains (losses) have been realized, with corresponding adjustments included in AOCI. DAC/VOBA amortization is recorded in Net amortization of Deferred policy acquisition costs and Value of business acquired in the Consolidated Statements of Operations.

Amortization Methodologies
The Company amortizes DAC/VOBA related to deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking").

Recoverability testing is performed for current issue year products to determine if gross profits are sufficient to cover DAC/ VOBA, estimated benefits and related expenses. In subsequent years, the Company performs testing to assess the recoverability of DAC/VOBA on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC/VOBA are not deemed recoverable from future gross profits, charges will be applied against DAC/VOBA balances before an additional reserve is established.

Internal Replacements
Contract owners may periodically exchange one contract for another, or make modifications to an existing contract. These transactions are identified as internal replacements. Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC/VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts. Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC/VOBA related to the replaced contracts are written off to Net amortization of Deferred policy acquisition costs and Value of business acquired in the Consolidated Statements of Operations.

Assumptions
Changes in assumptions may have a significant impact on DAC/VOBA balances, amortization rates, reserve levels, and results of operations. Assumptions are management's best estimate of future outcome.

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

As of December 31, 2022 and 2021, contract cost assets were $100 and $104, respectively. For the years ended December 31, 2022, 2021 and 2020, amortization expenses of $22, $23 and $23, respectively, were recorded in Operating expenses in the Consolidated Statements of Operations. There was no impairment loss in relation to the contract costs capitalized.

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

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.3% to 5.5%.

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
•Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and range up to 4.2%. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.
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

FIA: The Company issued FIA contracts that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. Such embedded derivatives are recorded in Future policy benefits and contract owner account balances. Changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, are reported in Net gains (losses) in the Consolidated Statements of Operations.

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

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the stabilizer ("Stabilizer") products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Future policy benefits and contract owner account balances. Changes in estimated fair value, that are not related to attributed fees collected or payments made, are reported in Net gains (losses).

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

The Company's policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash received is generally invested in short-term investments, which are included in Short-term investments under securities loan agreements, including collateral delivered, with the offsetting obligation to repay the loan included within Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets.

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

Amounts received as payment for investment-type, fixed annuities, payout contracts without life contingencies and FIA contracts are reported as deposits to contract owner account balances. Revenues from these contracts consist primarily of fees assessed against the contract owner account balance for mortality and policy administration charges and are reported in Fee income in the Consolidated Statements of Operations. Surrender charges are reported in Other revenue in the Consolidated Statements of Operations. In addition, the Company earns investment income from the investment of contract deposits in the Company's general account portfolio, which is reported in Net investment income in the Consolidated Statements of Operations. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the expected life of the related contracts in proportion to estimated gross profits in a manner consistent with DAC for these contracts. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration and interest credited to contract owner account balances.

Financial Services Revenue
Revenue for various financial services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation. For advisory and recordkeeping and administration ("R&A") services, the Company recognizes revenue as services are provided, generally over time. For distribution and shareholder servicing , the Company recognizes revenue as related consideration is received and provides distribution services at a point in time and shareholder services over time. Contract terms are typically less than one year, and consideration is

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

variable. For a description of principal activities from which the Company generates revenue, see the Business section above for further information. Revenue for various financial service is recorded in Fee income and Other revenue in the Consolidated Statements of Operations.

Financial services revenue is disaggregated by type of service in the following table:

	Year Ended December 31,
	2022	2021	2020
Advisory and R&A......................................................................................	$473	$514	$423
Distribution and shareholder servicing........................................................	75	$90	79
Total financial services revenue................................................................	548	604	502
Revenue from other sources (1)....................................................................	470	522	402
Total Fee income and Other revenue.......................................................	$1,018	$1,126	$904
(1) Primarily consists of revenue from insurance contracts and financial instruments.

For the years ended December 31, 2022, 2021 and 2020, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods. Receivables of $90 and $107 are included in Other assets on the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

Income Taxes

The Company uses certain assumptions and estimates in determining (a) the income taxes payable or refundable to/from Voya Financial, Inc. for the current year, (b) the provision for income taxes and (c) the deferred income tax assets and liabilities.

The provision for income taxes is based on income and expense reported in the financial statements after adjustments for permanent differences between our financial statements and consolidated federal income tax return. Permanent differences include the dividends received deduction. As a result of permanent differences, the effective tax rate reflected in the financial statements may be different than the actual rate in the income tax return. Current income tax receivable or payable is recognized within Other assets or Other liabilities, respectively, in the Consolidated Balance Sheets.

Temporary differences between the Company's financial statements and income tax return create deferred tax assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards. The Company's deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including the nature and character of the deferred tax assets and liabilities, the amount and character of book income or losses in recent years, projected future taxable income and future reversals of temporary differences, tax planning strategies we would employ to avoid a tax benefit from expiring unused, and the length of time carryforwards can be utilized.

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

Long-duration: For reinsurance of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid and benefits received related to the underlying contracts is included in the expected net cost of reinsurance, which is recorded in Premiums receivable and reinsurance recoverable or Other liabilities, as appropriate, on the Consolidated Balance Sheets.

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

Reinsurance recoverable and deposit asset balances are reported net of the allowance for credit losses in the Company’s Consolidated Balance Sheets. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of capital market factors, counterparty financial information and ratings, and reinsurance agreement-specific risk characteristics such as collateral type, collateral size, and covenant strength.

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
The amendments were effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2024.	In the fourth quarter of 2022, the Company
elected to apply the optional expedient provided in ASU 2020-04 for qualifying contract modifications. To date, adoption of the guidance has not had a material impact on the Company’s financial condition and results of operations. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships as transition progresses.
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

The following table provides a description of future adoptions of new accounting standards that may have an impact on the Company's financial statements when adopted:

Standard	Description of Requirements	Effective Date and Transition Provisions	Effect on the Financial Statements or Other Significant Matters
ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	This standard, issued in June
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
•Fair value measurement of contract guarantee features qualifying as Market Risk Benefits ("MRB"), with changes in fair value recognized in the Statement of Operations, except for changes in the instrument specific credit risk, which will be recorded in AOCI.
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
Evaluation of the implications of these requirements and related potential financial statement impacts is continuing, in accordance with an established governance framework and implementation plan, which includes design and testing of internal controls related to new processes. The Company has elected to apply a modified retrospective transition method for the liability for future policy benefits and DAC.

The Company expects the January 1, 2021 transition impact will increase Total shareholder’s equity by approximately $0.6 billion primarily driven by a positive impact to AOCI resulting from the reversal of DAC/VOBA balances of approximately $1.0 billion after tax, offset by an unfavorable impact to AOCI of approximately $0.3 billion after tax resulting from the remeasurement of Future policy benefits and Reinsurance recoverable using January 1, 2021 discount rates. The expected transition effect on Total shareholder's equity will also include an unfavorable impact on Retained earnings (deficit) of approximately $0.1 billion after tax associated with the establishment of MRB liabilities related to guaranteed minimum benefits on certain deferred annuity contracts.

The majority of the ASU 2018-12 transition impact of approximately $0.3 billion associated with Future policy benefits and Reinsurance recoverable and approximately 20% of the $0.1 billion transition impact associated with the establishment of MRB liabilities are related to business that was reinsured to Resolution Life US in January 2021.

The ultimate effects the standard will have on the financial statements are highly dependent on policyholder behavior, actuarial assumptions and macroeconomic conditions, particularly interest rates and spreads, which may materially change ASU 2018-12-related equity impacts in periods subsequent to transition. The Company estimates the impact of ASU 2018-12 will shift to a reduction of Total shareholder’s equity of between $0.8 billion to $1.0 billion as of September 30, 2022. The change from transition is primarily related to a negative impact in AOCI of approximately $1.5 billion resulting from the reversal of DAC/VOBA balances, which have declined significantly since January 2021 due to increases in interest rates and spreads. While rising interest rates since January 1, 2021 will result in a less unfavorable impact on AOCI due to remeasurement of the liability for Future policy benefits, this will be materially offset by the impact from remeasurement of Reinsurance recoverable.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of December 31, 2022:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$404	$4	$31	$—	$377	$—
U.S. Government agencies and authorities	33	—	3	—	30	—
State, municipalities and political subdivisions	691	1	92	—	600	—
U.S. corporate public securities	6,938	32	1,032	—	5,938	—
U.S. corporate private securities	3,885	11	328	—	3,568	—
Foreign corporate public securities and foreign governments(1)	2,380	9	317	—	2,066	6
Foreign corporate private securities(1)	2,617	6	184	—	2,438	1
Residential mortgage-backed securities	3,023	21	153	2	2,893	—
Commercial mortgage-backed securities	2,978	—	379	—	2,599	—
Other asset-backed securities	1,418	1	109	—	1,310	—
Total fixed maturities, including securities pledged	24,367	85	2,628	2	21,819	7
Less: Securities pledged	894	3	105	—	792	—
Total fixed maturities	$23,473	$82	$2,523	$2	$21,027	$7
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Consolidated Statements of Operations.

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
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Consolidated Statements of Operations.

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2022, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$543	$537
After one year through five years	3,223	3,046
After five years through ten years	3,345	3,091
After ten years	9,837	8,343
Mortgage-backed securities	6,001	5,492
Other asset-backed securities	1,418	1,310
Fixed maturities, including securities pledged	$24,367	$21,819

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2022 and 2021, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholder's Equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2022
Communications	$911	$8	$117	$802
Financial	3,155	16	406	2,765
Industrial and other companies	6,344	10	774	5,580
Energy	1,486	11	131	1,366
Utilities	2,665	9	291	2,383
Transportation	915	1	100	816
Total	$15,476	$55	$1,819	$13,712

December 31, 2021
Communications	$883	$154	$2	$1,035
Financial	2,713	275	13	2,975
Industrial and other companies	7,004	713	26	7,691
Energy	1,385	216	14	1,587
Utilities	2,658	310	10	2,958
Transportation	854	71	1	924
Total	$15,497	$1,739	$66	$17,170

The Company has elected the FVO for certain of its fixed maturities to better match the measurement of assets and liabilities in the Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and reported at fair value with changes in the fair value recorded in Net gains (losses) in the Consolidated Statements of Operations.

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2022 and 2021, approximately 46.9% and 45.1%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements

As of December 31, 2022 and 2021, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a minimum rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2022 and 2021, the fair value of loaned securities was $690 and $739, respectively, and is included in Securities pledged on the Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of December 31, 2022 and 2021, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $615 and $677, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, liabilities to return collateral of $615 and $677, respectively, are included in Payables under securities loan agreements, including collateral held, on the Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2022 and 2021, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $103 and $87, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	December 31, 2022	December 31, 2021
U.S. Treasuries	$51	$42
U.S. corporate public securities	466	479
Foreign corporate public securities and foreign governments	201	243
Payables under securities loan agreements	$718	$764

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS that are accounted for under the FVO, for which changes in fair value are reflected in Net gains (losses) in the Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment.

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Year Ended December 31, 2022
	Residential mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Total
Balance as of January 1, 2022	$1	$—	$47	$48
Credit losses on securities for which credit losses were not previously recorded	—	6	—	6
Reductions for securities sold during the period	—	—	(49)	(49)
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	3	2
Balance as of December 31, 2022	$—	$6	$1	$7

	Year Ended December 31, 2021
	Residential mortgage-backed securities	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2021	$1	$11	$2	$14
Credit losses on securities for which credit losses were not previously recorded	1	35	—	36
Reductions for securities sold during the period	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	(1)	1	(2)	(2)
Balance as of December 31, 2021	$1	$47	$—	$48

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of December 31, 2022:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$223	$30	18	$2	$1	3	$225	$31	21
U.S. Government, agencies and authorities	30	3	3	—	—	—	30	3	3
State, municipalities and political subdivisions	545	85	276	15	7	16	560	92	292
U.S. corporate public securities	4,290	613	901	998	419	360	5,288	1,032	1,261
U.S. corporate private securities	2,819	264	312	331	64	32	3,150	328	344
Foreign corporate public securities and foreign governments	1,509	201	348	298	116	93	1,807	317	441
Foreign corporate private securities	2,203	173	200	52	11	6	2,255	184	206
Residential mortgage-backed	1,065	78	441	328	75	215	1,393	153	656
Commercial mortgage-backed	1,792	252	373	759	127	189	2,551	379	562
Other asset-backed	912	68	281	360	41	155	1,272	109	436
Total	$15,388	$1,767	3,153	$3,143	$861	1,069	$18,531	$2,628	4,222
.
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
*Less than $1.

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of December 31, 2022. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $2,517 from $111 to $2,628 for the year ended December 31, 2022. The change in gross unrealized capital losses was driven primarily by sharply higher interest rates across the yield curve and moderately wider credit spreads. As of December 31, 2022, $6 of the total $2,628 of gross unrealized losses were from 9 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2022			2021			2020
	Impairment		No. of Securities	Impairment		No. of Securities	Impairment		No. of Securities
State municipalities, and political subdivisions	$—		—	$—		—	$—	*	6
U.S. corporate public securities	—		—	—		—	12		43
U.S. corporate private securities	—		—	—		—	—	*	2
Foreign corporate public securities and foreign governments(1)	—	*	1	—		—	1		22
Foreign corporate private securities(1)	—		—	—		—	—	*	7
Residential mortgage-backed	17		83	2		13	3		44
Commercial mortgage-backed	—	*	2	—	*	1	20		106
Other asset-backed	—		—	—		—	1		61
Total	$17		86	$2		14	$37		291
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific credit allowance recorded in connection with the troubled debt restructuring. A credit allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2022, the Company did not have any new commercial mortgage loan troubled debt restructurings. For the year ended December 31, 2022, the Company had six new private placement troubled debt restructurings with a pre and post modification carrying value of $91 and $67, respectively. As of December 31, 2021, the Company had no commercial mortgage loan troubled debt restructurings or new private placement troubled debt restructurings.

For the years ended December 31, 2022 and 2021, the Company did not have any private placements modified in a troubled debt restructuring with a subsequent payment default or commercial mortgage loans modified in a troubled debt restructuring with a subsequent payment default.

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
The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of December 31, 2022 and 2021, respectively.

	As of December 31, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$210	$283	$63	$—	$—	$556
2021	187	229	239	10	—	665
2020	98	170	24	10	—	302
2019	167	72	20	—	—	259
2018	123	34	3	—	—	160
2017	510	189	4	—	—	703
2016 and prior	1,356	210	16	—	—	1,582
Total	$2,651	$1,187	$369	$20	$—	$4,227

	As of December 31, 2021
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2021	$215	$273	$182	$—	$—	$670
2020	114	202	69	—	—	385
2019	150	145	61	—	—	356
2018	127	43	3	—	—	173
2017	543	202	3	—	—	748
2016 and prior	1,451	434	16	—	—	1,901
Total	$2,600	$1,299	$334	$—	$—	$4,233

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of December 31, 2022 and 2021, respectively.

	As of December 31, 2022
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2022	$278	$89	$171	$18	$556
2021	212	24	248	181	665
2020	211	9	10	72	302
2019	161	40	53	5	259
2018	93	21	46	—	160
2017	415	77	64	147	703
2016 and prior	1,154	254	107	67	1,582
Total	$2,524	$514	$699	$490	$4,227
*No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2021
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2021	$556	$23	$34	$57	$670
2020	342	15	23	5	385
2019	206	43	84	23	356
2018	96	3	49	25	173
2017	355	139	93	161	748
2016 and prior	1,505	154	166	76	1,901
Total	$3,060	$377	$449	$347	$4,233
*No commercial mortgage loans were secured by land or construction loans

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of December 31, 2022 and 2021, respectively.

	As of December 31, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$114	$115	$46	$87	$101	$73	$1	$1	$18	$556
2021	79	53	112	139	97	117	9	37	22	665
2020	64	143	14	14	8	30	—	6	23	302
2019	47	73	6	54	34	5	14	10	16	259
2018	28	55	49	7	7	9	—	5	—	160
2017	84	81	277	125	43	53	4	36	—	703
2016 and prior	401	385	330	71	129	139	30	80	17	1,582
Total	$817	$905	$834	$497	$419	$426	$58	$175	$96	$4,227

	As of December 31, 2021
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2021	$79	$58	$120	$132	$96	$118	$9	$36	$22	$670
2020	70	159	25	33	34	30	1	12	21	385
2019	48	106	10	103	34	12	15	11	17	356
2018	32	60	53	8	6	9	—	5	—	173
2017	87	82	311	129	44	55	4	36	—	748
2016 and prior	438	437	414	92	179	165	52	99	25	1901
Total	$754	$902	$933	$497	$393	$389	$81	$199	$85	$4,233

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of December 31, 2022 and 2021, respectively.

	As of December 31, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$72	$227	$216	$25	$10	$6	$—	$556
2021	23	144	382	100	—	8	8	665
2020	50	48	80	124	—	—	—	302
2019	29	58	128	33	11	—	—	259
2018	34	69	30	11	—	16	—	160
2017	89	332	168	111	3	—	—	703
2016 and prior	544	288	288	261	45	117	39	1,582
Total	$841	$1,166	$1,292	$665	$69	$147	$47	$4,227

	As of December 31, 2021
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2021	$24	$159	$368	$104	$—	$7	$8	$670
2020	51	72	124	138	—	—	—	385
2019	30	66	173	67	20	—	—	356
2018	35	72	31	15	3	17	—	173
2017	90	355	184	116	3	—	—	748
2016 and prior	631	408	335	280	63	144	40	1,901
Total	$861	$1,132	$1,215	$720	$89	$168	$48	$4,233

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2022	December 31, 2021
Allowance for credit losses, balance at January 1	$11	$67
Credit losses on mortgage loans for which credit losses were not previously recorded	2	1
Change in allowance due to transfer of loans from Voya Reinsurance portfolios to Resolution	—	(7)
Increase (decrease) on mortgage loans with allowance recorded in previous period	1	(50)
Provision for expected credit losses	14	11
Write-offs	—	—
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, balance at December 31	$14	$11

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	December 31, 2022	December 31, 2021
Delinquency:
Current	$4,227	$4,233
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$4,227	$4,233

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of December 31, 2022, the Company had no commercial mortgage loan in non-accrual status. As of December 31, 2021, the Company had no commercial mortgage loan in non-accrual status. There was no interest income recognized on loans in non-accrual status for the years ended December 31, 2022 and 2021.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Fixed maturities	$1,411	$1,453	$1,603
Equity securities	10	12	9
Mortgage loans on real estate	181	179	200
Policy loans	8	8	12
Short-term investments and cash equivalents	4	3	2
Limited partnerships and other	77	364	107
Gross investment income	1,691	2,019	1,933
Less: investment expenses	72	70	75
Net investment income	$1,619	$1,949	$1,858

As of December 31, 2022, the Company had $8 of investments in fixed maturities that did not produce net investment income. For the year ended December 31, 2021, the Company had no investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Fixed maturities, available-for-sale, including securities pledged	$(23)	$515	$(23)
Fixed maturities, at fair value option	(576)	(562)	(257)
Equity securities, at fair value	(27)	6	3
Derivatives	185	(18)	49
Embedded derivatives - fixed maturities	(5)	(4)	—
Guaranteed benefit derivatives	17	35	(27)
Mortgage loans	—	99	(56)
Other investments	—	95	1
Net gains (losses)	$(429)	$166	$(310)

On June 1, 2021, the Company fully disposed of a 9.99% equity interest in VA Capital which was originally acquired as part of a Master Transaction Agreement dated December 20, 2017, related to the sale of substantially all of our Closed Block Variable Annuity (CBVA) and Annuity business. The disposition resulted in a net realized gain of $95 reported as Net gains (losses) in the Consolidated Statements of Operations.

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax were as follows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Proceeds on sales	$3,601	$5,275	$1,512
Gross gains	68	538	85
Gross losses	76	8	59

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2022			December 31, 2021
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$—	$—
Foreign exchange contracts	596	58	2	567	14	15
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	12,470	262	327	10,514	135	129
Foreign exchange contracts	45	2	—	34	—	—
Credit contracts	141	—	2	110	—	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	2	—	N/A	7	—
Within products(3)	N/A	—	8	N/A	—	28
Managed custody guarantees(3)	N/A	—	6	N/A	—	1
Total		$324	$345		$156	$173
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
(2) Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(3) Included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2022 and 2021. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts are presented in the tables below as of the dates indicated:

	December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$141	$—	$2
Foreign exchange contracts	641	60	2
Interest rate contracts	8,736	261	327
		321	331
Counterparty netting(1)		(263)	(263)
Cash collateral netting(1)		(51)	(64)
Securities collateral netting(1)		(6)	(1)
Net receivables/payables		$1	$3
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

As of December 31, 2022, the Company held $50 and pledged $62 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2021, the Company held $8 and delivered $2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2022, the Company delivered $102 of securities and held $7 securities as collateral. As of December 31, 2021, the Company delivered $60 of securities and held $2 securities as collateral.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Year Ended December 31
	2022		2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains/(losses)	Net investment income	Net investment income and Net gains/(losses)	Net investment income	Net investment income and Net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$(2)	$58	$(1)	$33	$1	$(23)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	9	—	3	—	7

Interest Rate Contracts	Foreign Exchange Contracts
The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
	Net investment income	Net gains/(losses)	Net investment income	Net gains/(losses)	Net investment income	Net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$1,619	$(412)	$1,949	$168	1,858	(273)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	9	—	8	(5)	10	(3)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2022	2021	2020
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$184	$(16)	$51
Foreign exchange contracts	Net gains (losses)	4	1	(2)
Credit contracts	Net gains (losses)	(3)	2	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	(5)	(4)	—
Within products	Net gains (losses)	22	31	(23)
Within reinsurance agreements	Policyholder benefits	—	—	23
Managed custody guarantees	Net gains (losses)	(5)	4	(4)
Total		$197	$18	$48

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$291	$86	$—	$377
U.S. Government agencies and authorities	—	30	—	30
State, municipalities and political subdivisions	—	600	—	600
U.S. corporate public securities	—	5,925	13	5,938
U.S. corporate private securities	—	2,212	1,356	3,568
Foreign corporate public securities and foreign governments(1)	—	2,064	2	2,066
Foreign corporate private securities(1)	—	2,099	339	2,438
Residential mortgage-backed securities	—	2,873	20	2,893
Commercial mortgage-backed securities	—	2,599	—	2,599
Other asset-backed securities	—	1,258	52	1,310
Total fixed maturities, including securities pledged	291	19,746	1,782	21,819
Equity securities	16	—	117	133
Derivatives:
Interest rate contracts	1	261	—	262
Foreign exchange contracts	—	60	—	60
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,407	—	—	1,407
Assets held in separate accounts	72,065	5,227	347	77,639
Total assets	$73,780	$25,294	$2,246	$101,320
Percentage of Level to total	73%	25%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$8	$8
Stabilizer and MCGs	—	—	6	6
Other derivatives:
Interest rate contracts	2	325	—	327
Foreign exchange contracts	—	2	—	2
Credit contracts	—	2	—	2
Total liabilities	$2	$329	$14	$345
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

When available, the fair value of the Company's financial assets and liabilities are based on quoted prices of identical assets in active markets and therefore, reflected in Level 1. The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy are presented below.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$5	$—	$(1)	$9	$—	$—	$—	$—	$—	$13	$—	$(1)
U.S. Corporate private securities	1,379	—	(277)	296	—	—	(155)	123	(10)	1,356	—	(274)
Foreign corporate public securities and foreign governments(1)	—	—	—	2	—	—	—	—	—	2	—	—
Foreign corporate private securities(1)	272	(19)	(32)	142	—	—	(30)	110	(104)	339	(3)	(32)
Residential mortgage-backed securities	34	(16)	—	3	—	—	—	—	(1)	20	(16)	—
Other asset-backed securities	33	—	(3)	55	—	(30)	(3)	—	—	52	—	(3)
Total fixed maturities, including securities pledged	1,723	(35)	(313)	507	—	(30)	(188)	233	(115)	1,782	(19)	(310)
Equity securities, at fair value	114	(21)	—	24	—	—	—	—	—	117	(21)	—
Derivatives:
Guaranteed benefit derivatives:
Stabilizer and MCGs(2)	(20)	16	—	—	(2)	—	—	—	—	(6)	—	—
FIA(2)	(9)	1	—	—	—	—	—	—	—	(8)	—	—
Assets held in separate accounts(4)	316	(35)	—	191	—	(27)	—	6	(104)	347	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Consolidated Statements of Operations.

(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Net gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Consolidated Statements of Comprehensive Income

(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income (loss) for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

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
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Consolidated Statements of Operations.

(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Net gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Consolidated Statements of Comprehensive Income.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2022 and 2021, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,819	$21,819	$26,412	$26,412
Equity securities	133	133	141	141
Mortgage loans on real estate	4,227	3,996	4,233	4,495
Policy loans	159	159	171	171
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,407	1,407	1,244	1,244
Derivatives	322	322	149	149
Short-term loan to affiliate	—	—	130	130
Other investments	132	132	143	143
Assets held in separate accounts	77,639	77,639	96,964	96,964
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	29,047	30,098	28,128	35,256
Funding agreements with fixed maturities	731	733	925	925
Supplementary contracts, immediate annuities and other	251	192	257	267
Derivatives:
Guaranteed benefit derivatives:
FIA	8	8	9	9
Stabilizer and MCGs	6	6	20	20
Other derivatives	331	331	144	144
Short-term debt(2)	32	32	19	19
Long-term debt(2)	2	2	2	2
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2020	$288	$305		$593
Impact of ASU 2016-13	2	—		2
Deferrals of commissions and expenses	56	3		59
Amortization:
Amortization, excluding unlocking	(84)	(76)		(160)
Unlocking (1)	(5)	(94)		(99)
Interest accrued	35	32	(2)	67
Net amortization included in the Consolidated Statements of Operations	(54)	(138)		(192)
Change in unrealized capital gains/losses on available-for-sale securities	(170)	(130)		(300)
Balance as of December 31, 2020	122	40		162
Deferrals of commissions and expenses	55	4		59
Amortization:
Amortization, excluding unlocking	(94)	(86)		(180)
Unlocking (1)	6	17		23
Interest accrued	35	25	(2)	60
Net amortization included in the Consolidated Statements of Operations	(53)	(44)		(97)
Change in unrealized capital gains/losses on available-for-sale securities	146	139		285
Balance as of December 31, 2021	270	139		409
Deferrals of commissions and expenses	54	4		58
Amortization:
Amortization, excluding unlocking	(75)	(47)		(122)
Unlocking (1)	4	10		14
Interest accrued	35	25	(2)	60
Net amortization included in the Consolidated Statements of Operations	(36)	(13)		(49)
Change in unrealized capital gains/losses on available-for-sale securities	637	484		1,121
Balance as of December 31, 2022	$925	$614		$1,539
(1) DAC/VOBA unlocking includes the impact of annual review of assumptions which occurs in the third quarter; and retrospective and prospective unlocking.
(2)    Interest accrued at 7.0% for VOBA during 2022, 2021, and 2020.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2023	$21
2024	20
2025	20
2026	18
2027	18

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

As of December 31, 2022 and 2021, the account value for the separate account contracts with guaranteed minimum benefits was $41.4 billion and $44.2 billion, respectively. The additional liability related to minimum guarantees as of December 31, 2022 and 2021 was $21 and $25, respectively.

The aggregate fair value of fixed income securities and equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2022 and 2021 was $7.8 billion and $9.0 billion, respectively.

7.    Reinsurance

As of December 31, 2022, the Company has reinsurance treaties with 3 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts.

Premiums receivable and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2022	2021
Premiums receivable	$(1)	$(3)
Reinsurance recoverable, net of allowance for credit losses	3,424	3,601
Total	$3,423	$3,598

Information regarding the effect of reinsurance on the Consolidated Statements of Operations is as follows for the periods indicated:

	Year ended December 31,
	2022	2021	2020
Premiums:
Direct premiums	$20	$34	$32
Reinsurance assumed	—	—	—
Reinsurance ceded	(2)	(2,459)	—
Net premiums	$18	$(2,425)	$32

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$918	$1,138	$1,088
Reinsurance assumed	4	8	7
Reinsurance ceded	(159)	(2,629)	(46)
Net interest credited and other benefits to contract owners / policyholders	$763	$(1,483)	$1,049

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Concurrently with the sale of SLD disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements, SLD entered into reinsurance agreements with insurance subsidiaries of Voya Financial, including VRIAC. Pursuant to these agreements, these subsidiaries reinsured to SLD certain individual life insurance and annuities businesses. The reinsurance agreements along with the sale of the legal entities resulted in the disposition of substantially all of Voya Financial's life insurance and legacy non-retirement annuity businesses and related assets. Pursuant to the Individual Life Transaction, VRIAC's reserves related to legacy non-retirement annuity business as well as pension risk transfer products were ceded to SLD and related assets transferred. The reinsurance obligation with counterparty SLD are secured by collateralized assets held in a trust. VRIAC continues to be subsidiary of Voya Financial. The reinsurance transaction does not extinguish the Company’s primary liability to its policyholders. As a result of the reinsurance transactions on January 4, 2021, the Company reinsured $3.5 billion of policyholder liabilities under indemnity coinsurance and modified coinsurance arrangements. As of January 4, 2021, reinsurance recoverable associated with these transactions was $2.5 billion. The Company ceded $2.4 billion in premiums and $2.5 billion in policyholder benefits. The Company transferred assets with a fair market value of $3.7 billion as consideration for the reinsurance arrangements. As a result of the transfer of invested assets the Company recognized $0.5 billion in pre-tax realized gains. The Company also recognized a non-cash liability of $73 relating to the pretax net cost of reinsurance liability and $1.5 billion deposit asset, respectively, on January 4, 2021 as a result of entering into the reinsurance agreements. The deposit relates to liabilities related to Contract owner account balances that currently exist for the related underlying policies.

On October 1, 1998, the Company disposed of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln for $1.0 billion in cash. Under the agreement, the Lincoln subsidiary contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance agreement. As of December 31, 2022 and 2021, the Company had $1.0 billion and $1.1 billion, respectively, related to Reinsurance recoverable from the subsidiary of Lincoln.

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

During the years ended December 31, 2022 and December 31, 2021, VRIAC declared and paid ordinary dividends to its Parent in the aggregate amounts of $48 and $78, respectively, as well as an extraordinary dividends in the aggregate amounts of $809 and $474, respectively.

During the year ended December 31, 2022, VRIAC did not receive capital contributions from its Parent. During the year ended December 31, 2021, VRIAC received $318 capital contributions from its Parent, comprised of cash and non-cash assets.

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

Statutory net income was $549, $794 and $299 for the years ended December 31, 2022, 2021 and 2020, respectively. Statutory capital and surplus was $1.8 billion and $2.2 billion for the years ended December 31, 2022 and 2021, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated.

	December 31,
	2022	2021	2020
Fixed maturities, net of impairment	$(2,543)	$2,126	$3,430
Derivatives(1)	111	77	73
DAC/VOBA and Sales inducements adjustments on available-for-sale securities	554	(567)	(855)
Premium deficiency reserve adjustment	—	—	(434)
Other	—	—	2
Unrealized capital gains (losses), before tax	(1,878)	1,636	2,216
Deferred income tax asset (liability)	523	(215)	(337)
Unrealized capital gains (losses), after tax	(1,355)	1,421	1,879
Pension and other postretirement benefits liability, net of tax	2	2	3
AOCI	$(1,353)	$1,423	$1,882
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2022, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $18.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	Year Ended December 31, 2022
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(4,731)		$993	$(3,738)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	62		(13)	49
DAC/VOBA	1,121	(1)	(235)	886
Change in unrealized gains (losses) on available-for-sale securities	(3,548)		745	(2,803)

Derivatives:
Derivatives	54	(2)	(11)	43
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(20)		4	(16)
Change in unrealized gains (losses) on derivatives	34		(7)	27

Change in Accumulated other comprehensive income (loss)	$(3,514)		$738	$(2,776)

(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2021
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(756)		$160	$(596)
Other	(1)		—	(1)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	(549)		115	(434)
DAC/VOBA and Sales inducements	288	(1)	(61)	227
Premium deficiency reserve adjustment	434		(91)	343
Change in unrealized gains (losses) on available-for-sale securities	(584)		123	(461)

Derivatives:
Derivatives	25	(2)	(5)	20
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(21)		4	(17)
Change in unrealized gains (losses) on derivatives	4		(1)	3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$(581)		$122	$(459)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2020
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,309		$(275)	$1,034
Other	2		—	2
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	8		(2)	6
DAC/VOBA and Sales inducements	(302)	(1)	63	(239)
Premium deficiency reserve adjustment	(224)		47	(177)
Change in unrealized gains (losses) on available-for-sale securities	793		(167)	626

Derivatives:
Derivatives	(22)	(2)	5	(17)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(23)		5	(18)
Change in unrealized gains (losses) on derivatives	(45)		10	(35)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)		—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$747		$(157)	$590
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Current tax expense (benefit):
Federal	$—	$(45)	$6
Total current tax expense (benefit)	—	(45)	6
Deferred tax expense (benefit):
Federal	(50)	208	(20)
Total deferred tax expense (benefit)	(50)	208	(20)
Total income tax expense (benefit)	$(50)	$163	$(14)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$283	$989	$152
Tax rate	21.0%	21.0%	21.0%
Income tax expense (benefit) at federal statutory rate	59	208	32
Tax effect of:
Dividends received deduction	(42)	(33)	(37)
Tax credits	(67)	(11)	(8)
Other	—	(1)	(1)
Income tax expense (benefit)	$(50)	$163	$(14)
Effective tax rate	(17.7)%	16.5%	(9.2)%

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	December 31,
	2022	2021
Deferred tax assets
Net unrealized investment losses	$511	$—
Investments	48	57
Compensation and benefits	55	63
Loss carryforwards	224	211
Tax credits	59	—
Total gross assets	897	331

Deferred tax liabilities
Net unrealized investment gains	—	(463)
Insurance reserves	(17)	(23)
Deferred policy acquisition costs	(308)	(71)
Other liabilities	(11)	(1)
Total gross liabilities	(336)	(558)
Net deferred income tax asset (liability)	$561	$(227)

The following table sets forth the federal and credit carryforwards for tax purposes as of the dates indicated:

	December 31,
	2022		2021
Federal net operating loss carryforward	$1,065	(1)	$1,006
Credit carryforward	59	(2)	—
(1) NOL not subject to expiration.
(2) Includes credits claimed in 2022 related to tax years 2012 - 2017. Expires between 2025 and 2032.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company had no valuation allowance. However, the application of intra-period tax allocation rules to benefits associated with capital deferred tax assets resulted in a valuation allowance as of December 31, 2022 and 2021 of $128 and $128, respectively, in continuing operations, offset by a corresponding benefit in Other comprehensive income.

The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of December 31, 2022, the Company had year-to-date losses on securities of $3,514 in Other comprehensive income primarily driven by increases in interest rates. The Company determined that the increase in unrealized losses on fixed income investments will be offset in future years by the ordinary income produced from these investments as they reach maturity. Additionally, operating income remained positive for the period and was largely consistent with the 2021 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of deferred tax assets and did not establish a valuation allowance in 2022.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Tax Sharing Agreement

As of December 31, 2022 and 2021, the Company had a (payable)/receivable to/from Voya Financial of $4 and $(42), respectively, for federal income taxes under the intercompany tax sharing agreement.

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

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2022 and December 31, 2021.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and Income tax expense on the Consolidated Balance Sheets and the Consolidated Statements of Operations, respectively. The Company had no accrued interest as of December 31, 2022 and December 31, 2021.

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

Tax Legislative Matters

In August 2022, the Inflation Reduction Act ("IRA of 2022") was signed into law creating the corporate alternative minimum tax ("CAMT"). The IRS has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. The Company is uncertain as to whether it will qualify for the CAMT and will continue to evaluate the applicability as more guidance is provided.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The costs allocated to the Company for its employees' participation in the Retirement Plan were $14, $13 and $11 for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya Savings Plan (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company's employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria ("Career Agents"). The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The costs allocated to the Company for the Savings Plan were $19, $18 and $17, for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs and Agents Non-Qualified Plan as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation, January 1	$78	$84
Interest cost	2	2
Benefits paid	(6)	(6)
Actuarial (gains) losses on obligation	(13)	(3)
Benefit obligation, December 31	$61	$78
(1) Includes actuarial gain of $(13) due to change in discount rate for the year ended December 31, 2022. The discount rate increased 2.47% during 2022 driven by an increase in the 30-year Treasury and corporate AA yields.

Amounts recognized on the Consolidated Balance Sheets in Other liabilities and in AOCI were as follows as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Accrued benefit cost	$(61)	$(78)
Net amount recognized	$(61)	$(78)
(1)Accrued benefit cost is included in Other liabilities on the Consolidated Balance Sheets.

Assumptions

The discount rate used in the measurement of the December 31, 2022 and 2021 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2022	2021
Discount rate	5.47%	3.00%

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

The weighted-average discount rate used in calculating the net pension cost was as follows:

	2022	2021	2020
Discount rate	3.00%	2.67%	3.36%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan were as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Interest cost	$2	$2	$3
Net (gain) loss recognition	(13)	(3)	5
Net periodic (benefit) cost	$(11)	$(1)	$8

Expected Future Benefit Payments

The following table summarizes the expected benefit payments related to the SERPs and Agents Non-Qualified Plan for the years indicated:

2023	$6
2024	6
2025	5
2026	5
2027	5
2028-2032	23

In 2023, the Company is expected to contribute $6 to the SERPs and Agents Non-Qualified Plan.

Share Based Compensation Plans

Certain employees of the Company participate in the 2013, 2014 and 2019 Omnibus Employee Incentive Plans ("the Omnibus Plans") sponsored by Voya Financial. The Omnibus Plans each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), performance share units ("PSUs"), and stock options.

The Company was allocated compensation expense from Voya Financial of $35, $34 and $27 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company recognized tax benefits of $8, $8 and $6 for the years ended 2022, 2021 and 2020, respectively.

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

The benefit charges incurred by the Company related to these plans were immaterial for the years ended December 31, 2022, 2021, and 2020.

12.    Commitments and Contingencies

Leases

All of the Company's expenses for leased and subleased office properties are paid for by an affiliate and allocated back to the Company, as all remaining operating leases were executed by Voya Services Company as of December 31, 2008, which resulted in the Company no longer being party to any operating leases. For the years ended December 31, 2022, 2021 and 2020, rent expense for leases was $3, $3 and $5, respectively.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2022 the Company had off-balance sheet commitments to acquire mortgage loans of $51 and purchase limited partnerships and private placement investments of $620.

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

	December 31,
	2022	2021
Fixed maturity collateral pledged to FHLB(1)	$997	$1,124
FHLB restricted stock(2)	35	47
Other fixed maturities-state deposits	11	14
Cash and cash equivalents	2	3
Securities pledged(3)	792	799
Total restricted assets	$1,837	$1,987
(1) Included in Fixed maturities, available for sale, at fair value, on the Consolidated Balance Sheets.
(2) Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $690 and $739 as of December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022 and 2021, the Company delivered securities as collateral of $102 and $60, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Federal Home Loan Bank Funding

On January 18, 2018, the Company became a member of the Federal Home Loan Bank of Boston (“FHLB”). The Company is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2022, the Company had $730 in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance sheets. As of December 31, 2022, assets with a market value of approximately $997 collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available for sale, at fair value on the Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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
13.    Related Party Transactions

Operating Agreements

VRIAC has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•Investment Advisory agreement with Voya Investment Management LLC ("VIM"), an affiliate, in which VIM provides asset management, administrative and accounting services for VRIAC's general account. VRIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2022, 2021 and 2020, expenses were incurred in the amounts of $68, $69 and $73, respectively.

•Services agreements with Voya Services Company and other insurance and non-insurance company affiliates for administrative, management, financial and information technology services. For the years ended December 31, 2022, 2021 and 2020, expenses were incurred in the amounts of $454, $505 and $458, respectively.
•Intercompany agreement with VIM, as amended pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2022, 2021 and 2020, revenue under the VIM intercompany agreement was $56, $67 and $57, respectively.

•Variable annuity, fixed insurance and mutual fund products issued by VRIAC are sold by Voya Financial Advisors, an affiliate of VRIAC. For the years ended December 31, 2022, 2021 and 2020 commission expenses incurred by VRIAC were $72, $84 and $81, respectively.

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

Investment Advisory and Other Fees

VFP acts as a distributor of insurance products issued by its affiliates, which may in turn invest in mutual fund products issued by certain of its affiliates. For each of the years ended December 31, 2022, 2021 and 2020, distribution revenues received by VFP related to affiliated mutual fund products were $26, $31, and $26.

Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2026, either party can borrow from the other up to 3.0% of the Company's statutory admitted assets as of the preceding December 31. During the years ended December 31, 2022, 2021, and 2020, interest on any borrowing by either the Company or Voya Financial was charged at a rate based on the prevailing market rate for similar third-party borrowings for securities.

Under this agreement, the Company incurred interest expense of $1 for the year ended December 31, 2022 and immaterial interest expense for the years ended December 31, 2021 and 2020. The Company earned interest income of $5, $1 and $5 for the years ended December 31, 2022, 2021 and 2020. Interest expense and income are included in Operating expenses and Net investment income, respectively, in the Consolidated Statements of Operations. As of December 31, 2022, the Company had no outstanding receivable and VIPS had a $31 outstanding payable. As of December 31, 2021, the Company had an outstanding receivable of $130 and VIPS had a $19 outstanding payable from/to Voya Financial under the reciprocal loan agreement.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.     Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.     Principal Accounting Fees and Services

In 2022 and 2021, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Retirement Insurance and Annuity Company ("VRIAC"). Voya Financial, Inc.'s subsidiaries, including VRIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
($ in millions)	2022		2021
Audit fees	$3		$4
Audit-related fees	1		1
Tax fees	—	*	$1
All other fees	1		1
	$5		$7
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

In 2022 and 2021, 100% of each of the audit, audit-related services, tax services and all other services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc.

PART IV

Item 15.     Exhibits, Consolidated Financial Statement Schedules

a.    The following documents are filed as part of this report:

1.Financial statements (See Part II, Item 8. Financial Statements and Supplementary data)
Consolidated Balance Sheet
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
Schedule I

Summary of Investments – Other than Investments in Affiliates
As of December 31, 2022
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheets
Fixed maturities
U.S. Treasuries	$404	$377	$377
U.S. Government agencies and authorities	33	30	30
State, municipalities and political subdivisions	691	600	600
U.S. corporate public securities	6,938	5,938	5,938
U.S. corporate private securities	3,885	3,568	3,568
Foreign corporate public securities and foreign governments(1)	2,380	2,066	2,066
Foreign corporate private securities(1)	2,617	2,438	2,438
Residential mortgage-backed securities	3,023	2,893	2,893
Commercial mortgage-backed securities	2,978	2,599	2,599
Other asset-backed securities	1,418	1,310	1,310
Total fixed maturities, including securities pledged	24,367	21,819	21,819
Equity securities	133	133	133
Mortgage loans on real estate	4,227	3,996	4,213
Policy loans	159	159	159
Short-term investments	248	248	248
Limited partnerships/corporations	1,043	1,043	1,043
Derivatives	(7)	322	322
Other investments	132	132	132
Total investments	$30,302	$27,852	$28,069
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Gross		Ceded		Assumed	Net		Percentage of Assumed to Net
Year Ended December 31, 2022
Life insurance in force	$6,371		$6,536		$165	$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—	—	*	—%
Annuity contracts	20		2		—	18		—%
Total premiums	$20		$2		$—	$18		—%

Year Ended December 31, 2021
Life insurance in force	$7,006		$7,184		$178	$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—	—	*	—%
Annuity contracts	34		2,459		—	(2,425)		—%
Total premiums	$34		$2,459	*	$—	$(2,425)		—%

Year Ended December 31, 2020
Life insurance in force	$7,540		$7,733		$193	$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—	—	*	—%
Annuity contracts	32		—		—	32		—%
Total premiums	$32		$—	*	$—	$32		—%
* Less than $1
** Not meaningful

Voya Retirement Insurance and Annuity Company ("VRIAC")
Form 10-K for Fiscal Year Ended December 31, 2022

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

10.4	Services Agreement between ILIAC and ING Financial Advisers, LLC, effective June 1, 2002, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
10.5+	Amended and Restated Administrative Services Agreement, between RLNY, VRIAC and the affiliated insurance companies specified in Exhibit A of the Agreement, dated as of October 1, 2022
10.6
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

10.8
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

10.19
Federal Tax Sharing Agreement, effective January 1, 2013, between lNG U.S., Inc. and each of its undersigned Subsidiaries, including ILIAC, incorporated by reference to the Company's Form 10-Q filed on May 14, 2013 (File No. 033-23376).

10.20
Intercompany Agreement, dated as of December 22, 2010, effective January 1, 2010, as amended, between ILIAC (nka VRIAC) and ING Investment Management LLC (nka Voya Investment Management LLC), incorporated by reference to the Company’s Form 10-Q filed on August 9, 2017 (File No. 033-23376).

10.21
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

10.23
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

10.25
Amendment Number 4, effective as of October 1, 2019, to Investment Advisory Agreement, between VRIAC and Voya Investment Management LLC (f/k/a ING Investment Management LLC), incorporated by reference to the Company's Form 10-K filed on March 19, 2020 (File Number 033-23376)

10.26	Reciprocal Loan Agreement, dated as of April 1, 2021, between VRIAC & Voya Financial, Inc., incorporated by reference to the Company’s Form 10-Q filed on August 13, 2021 (File Number 033-23376).
10.27
Second Amendment Number 2021-1, effective August 14, 2021 to the Investment Advisory, Management and Support Services Agreement, entered into as of January 1, 1997, as amended by Amendment 2015-1, between VRIAC and Voya Investment Management Co. LLC. (Stabilizer), incorporated by reference to the Company’s Form 10-Q filed on November 12, 2021 (File Number 033-23376).

10.28
Investment Support Services Agreement is entered into as of entered into as of August 14, 2021, between Voya Investment Co. LLC. And VRIAC. (“Managed Custody Account Contracts”), incorporated by reference to the Company’s Form 10-Q filed on November 12, 2021 (File Number 033-23376).

10.29+	Services Agreement is entered into as of December 1, 2022 between VRIAC and VBC.
14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of Michael Katz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Charles P. Nelson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Michael Katz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Charles P. Nelson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Index
Exhibit Number	Description of Exhibit
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2023		Voya Retirement Insurance and Annuity Company
(Date)	(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 9, 2023.

	Signatures	Title

/s/	Charles P. Nelson	President
Charles P. Nelson

/s/	Robert L. Grubka	Director and Chairman
Robert L. Grubka

/s/	Heather H. Lavallee	Director
Heather H. Lavallee

/s/	Francis G. O'Neil	Director
Francis G. O'Neil

/s/	Mona M. Zielke	Director
Mona M. Zielke

/s/	Michael R. Katz	Director and Chief Financial Officer
Michael R. Katz

/s/	Amelia J. Vaillancourt	Director
Amelia J. Vaillancourt

