Form 10-Q
period 2023-03-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2023-05-11
CIK 837010

+

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
As of May 4, 2023, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2023

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, such as those relating to Federal taxation, state insurance regulations and NAIC regulations and guidelines, (xi) changes in the policies of governments and/or regulatory authorities, and (xii) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the Individual Life business that closed on January 4, 2021, including the transition services on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 033-23376) (the "Annual Report on Form 10-K") and in this Quarterly Report on Form 10-Q.

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
Condensed Consolidated Balance Sheets
March 31, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,656 as of 2023 and $22,218 as of 2022; net of allowance for credit losses of $5 as of 2023 and $7 as of 2022)	$19,704	$19,772
Fixed maturities, at fair value using the fair value option	1,339	1,255
Equity securities, at fair value	128	133
Short-term investments	—	248
Mortgage loans on real estate, (net of allowance for credit losses of $14 as of 2023 and 2022)	4,134	4,213
Policy loans	158	159
Limited partnerships/corporations	1,060	1,043
Derivatives	270	322
Securities pledged (amortized cost of $971 as of 2023 and $894 as of 2022)	883	792
Other investments	134	132
Total investments	27,810	28,069
Cash and cash equivalents	233	220
Short-term investments under securities loan agreements, including collateral delivered	1,002	939
Accrued investment income	305	289
Premium receivable and reinsurance recoverable, (net of allowance for credit losses of $0 as of 2023 and $0 as of 2022)	3,028	3,032
Deferred policy acquisition costs and Value of business acquired	933	938
Deferred income taxes	659	774
Other assets (net of allowance for credit loss of $0 as of 2023 and $0 as of 2022)	2,026	1,681
Assets held in separate accounts	81,911	77,639
Total assets	$117,907	$113,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	March 31, 2023	December 31, 2022
Liabilities:
Future policy benefits and contract owner account balances	$32,460	$32,942
Payables under securities loan agreements, including collateral held	941	921
Due to affiliates	161	134
Derivatives	319	331
Other liabilities	704	687
Liabilities related to separate accounts	81,911	77,639
Total liabilities	$116,496	$112,654

Commitments and Contingencies (Note 12)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2023 and 2022, respectively; $50 par value per share)	3	3
Additional paid-in capital	2,778	2,778
Accumulated other comprehensive income (loss)	(1,673)	(2,067)
Retained earnings (deficit)	303	213
Total shareholder's equity	1,411	927
Total liabilities and shareholder's equity	$117,907	$113,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Revenues:
Net investment income	$384	$449
Fee income	237	263
Premiums	3	3
Net gains (losses)	(25)	(182)
Other revenue	6	11
Total revenues	605	544
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	184	176
Operating expenses	303	296
Net amortization of Deferred policy acquisition costs and Value of business acquired	19	21
Total benefits and expenses	506	493
Income (loss) before income taxes	99	51
Income tax expense (benefit)	9	(1)
Net income (loss)	$90	$52

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$90	$52
Other comprehensive income (loss), before tax:
Change in current discount rate	6	16
Unrealized gains (losses) on securities	492	(1,879)
Other comprehensive income (loss), before tax	498	(1,863)
Income tax expense (benefit) related to items of other comprehensive income (loss)	104	(391)
Other comprehensive income (loss), after tax	394	(1,472)
Comprehensive income (loss)	$484	$(1,420)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2023	$3	$2,778	$(2,067)	$213	$927
Comprehensive income (loss):
Net income (loss)	—	—	—	90	90
Other comprehensive income (loss), after tax	—	—	394	—	394
Total comprehensive income (loss)					484
Balance as of March 31, 2023	$3	$2,778	$(1,673)	$303	$1,411

Balance as of January 1, 2022	$3	$3,191	$1,562	$324	$5,080
Comprehensive income (loss):
Net income (loss)	—	—	—	52	52
Other comprehensive income (loss), after tax	—	—	(1,472)	—	(1,472)
Total comprehensive income (loss)					(1,420)
Dividends paid and distributions of capital	—	—	—	(48)	(48)
Balance as of March 31, 2022	$3	$3,191	$90	$328	$3,612

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$285	$367
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,398	1,271
Mortgage loans on real estate	132	144
Limited partnerships/corporations	8	20
Acquisition of:
Fixed maturities	(969)	(1,518)
Mortgage loans on real estate	(53)	(86)
Limited partnerships/corporations	(31)	(47)
Short-term investments, net	247	(6)
Derivatives, net	4	(7)
Short-term loan to affiliate, net	(409)	(692)
Receipts on deposit asset contracts	68	28
Other, net	(38)	(22)
Net cash provided by (used in) investing activities	357	(915)
Cash Flows from Financing Activities:
Deposits received for investment contracts	540	1,030
Maturities and withdrawals from investment contracts	(1,206)	(758)
Dividends paid and distributions of capital	—	(48)
Other, net	37	43
Net cash provided by (used in) financing activities	(629)	267
Net increase (decrease) in cash and cash equivalents	13	(281)
Cash and cash equivalents, beginning of period	220	436
Cash and cash equivalents, end of period	$233	$155

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, VFP, Voya Institutional Plan Services, LLC ("VIPS"), and Voya Retirement Advisors, LLC ("VRA"). Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements are unaudited and reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

As a result of the modified retrospective adoption methodology for Accounting Standards Update ("ASU") 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, ("ASU 2018-12") adjustments have been made to the December 31, 2022 audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Certain of these adjustments are included in the Adoption of New Pronouncements - Long-Duration Contracts section, in accordance with the transition disclosure requirements of ASU 2018-12, and are unaudited. These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Significant Accounting Policies

Effective January 1, 2023, the Company adopted ASU 2018-12, as amended. As a result, the Company made changes to the following significant accounting policies:

Estimates and Assumptions

Upon adoption of ASU 2018-12, DAC and VOBA were no longer considered significant estimates by the Company, as the amortization methodology is no longer subject to a significant degree of variability and does not require a high degree of judgment.

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization. Capitalized costs are incremental, direct costs of contract acquisition and certain other costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in-force business acquired and is subject to amortization. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. DAC/VOBA amortization is recorded in Net amortization of Deferred policy acquisition costs and Value of business acquired in the Condensed Consolidated Statements of Operations.

Amortization Methodologies
The Company amortizes DAC/VOBA related to deferred annuity contracts on a constant level basis over the expected term of the related contracts. Contracts are grouped for amortization purposes by market type and issue year cohort using assumptions on a basis consistent with those used in estimating the associated liability or other related balance, where applicable.

The principal assumption deemed critical to the DAC/VOBA amortization is the estimated contract term, which incorporates mortality and persistency, and represents management’s best estimate of future outcome. The Company periodically reviews this assumption against actual experience and, based on additional information that becomes available, updates the assumption. Changes in contract term estimates are reflected prospectively in amortization expense as of the beginning of the reporting period in which the change is made.

VOBA is subject to recoverability testing; DAC is not. The Company performs testing to assess the recoverability of VOBA on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If VOBA is not deemed recoverable, charges will be applied against the VOBA balance before an additional reserve is established.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Policy Benefits

The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations, including estimates of unpaid claims and claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. Reserves for payout contracts with life contingencies are equal to the present value of future payments.
Principal assumptions used to establish liabilities for future policy benefits include interest rate, mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, inflation, and benefit utilization. Other than interest rate assumptions, these assumptions are based on Company experience and periodically reviewed against industry standards. The Company reviews these assumptions at least annually and updates them if necessary. In addition to assumption updates, the Company adjusts reserves for actual experience in the period in which the experience occurs. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations. Remeasurements of the reserves as a result of assumption updates and adjustments for actual experience are recognized in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

Interest rates used in discounting the reserves are based on an upper-medium grade (low-credit-risk) fixed-income instrument yield derived from observable market data. A 30-year forward rate is used for periods beyond the last observable market point. Reserves are remeasured quarterly to reflect changes in the discount rate, with the resulting change recorded in Accumulated other comprehensive income ("AOCI"). Locked-in interest rates used to determine interest accretion on reserves for new contracts sold after January 1, 2021 are based on the upper-medium grade (low-credit-risk) fixed-income instrument yield applicable at the time the business was issued. Locked-in interest accretion rates for contracts in force as of the January 1, 2021 transition date for ASU 2018-12 are based on the locked-in interest rates in effect for those contracts immediately before the transition date. Interest accretion is recorded in Interest credited and other benefits to contract owners/policyholders on the Condensed Consolidated Statements of Operations.

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

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the stabilizer ("Stabilizer") products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Future policy benefits and contract owner account balances. Changes in estimated fair value, that are not related to attributed fees collected or payments made, are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

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

The liabilities for the Stabilizer embedded derivative and the MCG stand-alone derivative include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for the Stabilizer embedded derivative and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk").

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

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk. The Company reviews contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. The assumptions used to account for long-duration reinsurance agreements are consistent with those used for the underlying contracts with the exception of the interest accretion rate on reinsurance recoverable assets associated with in-force business reinsured. Ceded Future policy benefits and contract owner account balances are reported gross on the Condensed Consolidated Balance Sheets.

For reinsurance of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid and benefits received related to the underlying contracts is included in the expected net cost of reinsurance, which is recorded in Premiums receivable and reinsurance recoverable or Other liabilities, as appropriate, on the Condensed Consolidated Balance Sheets.

Accounting for reinsurance requires use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company reviews assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance at least annually and updates them if necessary. In addition to the assumption updates, the Company adjusts these assets or liabilities for actual experience in the period in which the experience occurs. The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers.

Reinsurance recoverable balances are reported net of the allowance for credit losses on the Company’s Condensed Consolidated Balance Sheets. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of capital market factors, counterparty financial information and ratings, and reinsurance agreement-specific risk characteristics such as collateral type, collateral size, and covenant strength.

The allowance for credit losses is a valuation account that is deducted from the reinsurance recoverable balance to present the net amount expected to be collected on the reinsurance recoverable. The change in the allowance for credit losses is recorded in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Current reinsurance recoverable balances deemed probable of recovery and payable balances under reinsurance agreements are included in Premiums receivable and reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Condensed Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Interest credited and other benefits to contract owners/policyholders are reported net of reinsurance ceded.

Significant accounting policies that were unchanged from those included in the Company’s December 31, 2022 Annual Report on Form 10-K as a result of the adoption of ASU 2018-12 have not been repeated. These policies include Internal Replacements, Contract Owner Account Balances, and Separate Accounts.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Adoption of New Pronouncements

Long-Duration Contracts

The following section provides a description of the Company's adoption of ASU 2018-12 issued by the Financial Accounting Standards Board ("FASB") and the impact of the adoption on the Company's financial statements:

This standard, issued in August 2018, changes the measurement and disclosures of insurance liabilities and DAC for long-duration contracts issued by insurers. In addition to expanded disclosures, the standard’s requirements include:
•Annual review and, if necessary, update of cash flow assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited payment insurance contracts, measured on a retrospective catch-up basis and recognized in the period the update is made. The rate used is required to be updated quarterly, with related changes in the liability recorded in AOCI.
•Fair value measurement of contract guarantee features qualifying as Market Risk Benefits (“MRB”), with changes in fair value recognized in the Statement of Operations. Changes in the instrument-specific credit risk will be recorded in AOCI.
•Amortization of DAC on a constant level basis over the expected term of the contracts, without reference to revenue or profitability. An accounting election may be made to apply the DAC requirements to VOBA.

The Company adopted ASU 2018-12 on January 1, 2023, on a modified retrospective basis for the liability for future policy benefits and DAC and on a full retrospective basis for MRBs. The January 1, 2021 transition impact increased Total shareholder’s equity. This increase was primarily driven by the removal of DAC/VOBA and Premium deficiency reserve adjustment balances, and partially offset by the impact of remeasurement of Future policy benefits and Reinsurance recoverable using the discount rate at January 1, 2021. Total shareholder’s equity was also impacted by the establishment of MRB liabilities related to guaranteed minimum benefits on certain deferred annuity contracts.

Disclosures and post-transition comparative information have been restated to conform to the requirements of ASU 2018-12.

The following tables provide additional information related to the transition adjustments:

	DAC	VOBA
	Wealth Solutions Deferred and Individual Annuities
Balance, December 31, 2020	$129	$40
Adjustment for removal of related balances in AOCI	439	386
Balance, January 1, 2021	$568	$426

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on transition adjustments, net of tax, related to the adoption of ASU 2018-12 for retained earnings and AOCI to arrive at the opening balances as of January 1, 2021:

Total Shareholder's equity December 31, 2020	$4,897
AOCI
Reversal of AOCI adjustments	1,018
Effect of remeasurement of liability at current discount rate	(339)
Total AOCI adjustments	$679

Retained Earnings
Establishment of MRBs	$(61)
Other adjustments	3
Total Retained earnings	$(58)
Total adjustment for the adoption of ASU 2018-12	$621
Total Shareholder's equity January 1, 2021	$5,518

The following table provides a description of the Company’s adoption of other new ASUs issued by the FASB and the impact of adoption on the Company’s financial statements:

Standard	Description of Requirements	Effective Date and Transition Provisions	Effect on the Financial Statements or Other Significant Matters
ASU 2022-02, Troubled Debt Restructurings ("TDRs") and Vintage Disclosures	This standard, issued in March 2022, eliminates the accounting guidance on troubled debt restructurings for creditors, requires enhanced disclosures for creditors about loan modifications when a borrower is experiencing financial difficulty, and requires public business entities to include current-period gross write-offs in the vintage disclosure tables.	January 1, 2023 on a prospective basis.
Adoption of the ASU did not have an impact on the Company's financial condition, results of operations, or cash flows.

Required disclosure changes have been
included in the Investments (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements.

ASU 2020-04, Reference Rate Reform	This standard, issued in March 2020, provides temporary optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	The amendments were effective as of March 12, 2020, the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2024.	The Company has elected to apply the optional expedient provided in ASU 2020-04 for qualifying contract modifications. To date, adoption of the guidance has not had a material impact on the Company’s financial condition and results of operations. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships as transition progresses.

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

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2023:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$316	$7	$19	$—	$304	$—
U.S. Government agencies and authorities	32	—	2	—	30	—
State, municipalities and political subdivisions	667	2	68	—	601	—
U.S. corporate public securities	6,768	62	832	—	5,998	—
U.S. corporate private securities	3,904	23	273	—	3,654	—
Foreign corporate public securities and foreign governments(1)	2,333	19	259	—	2,089	4
Foreign corporate private securities(1)	2,543	12	139	—	2,415	1
Residential mortgage-backed securities	2,982	28	131	2	2,881	—
Commercial mortgage-backed securities	2,942	—	371	—	2,571	—
Other asset-backed securities	1,479	2	98	—	1,383	—
Total fixed maturities, including securities pledged	23,966	155	2,192	2	21,926	5
Less: Securities pledged	971	—	88	—	883	—
Total fixed maturities	$22,995	$155	$2,104	$2	$21,043	$5
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2022:

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
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2023, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$488	$485
After one year through five years	3,292	3,144
After five years through ten years	3,228	3,055
After ten years	9,555	8,407
Mortgage-backed securities	5,924	5,452
Other asset-backed securities	1,479	1,383
Fixed maturities, including securities pledged	$23,966	$21,926

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2023 and December 31, 2022, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholder's Equity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2023
Communications	$915	$15	$88	$842
Financial	3,059	27	351	2,735
Industrial and other companies	6,174	29	611	5,592
Energy	1,497	22	104	1,415
Utilities	2,652	18	236	2,434
Transportation	881	4	78	807
Total	$15,178	$115	$1,468	$13,825

December 31, 2022
Communications	$911	$8	$117	$802
Financial	3,155	16	406	2,765
Industrial and other companies	6,344	10	774	5,580
Energy	1,486	11	131	1,366
Utilities	2,665	9	291	2,383
Transportation	915	1	100	816
Total	$15,476	$55	$1,819	$13,712

The Company has elected the FVO for certain of its fixed maturities to better match the measurement of assets and liabilities in the Condensed Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and reported at fair value with changes in the fair value recorded in Net gains (losses) in the Condensed Consolidated Statements of Operations.

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2023 and December 31, 2022, approximately 51.6% and 46.9%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Repurchase Agreements

As of March 31, 2023 and December 31, 2022, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2023 and December 31, 2022, the fair value of loaned securities was $761 and $690, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2023 and December 31, 2022, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $689 and $615, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, liabilities to return collateral of $689 and $615, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2023 and December 31, 2022, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $95 and $103, respectively.

The following table presents borrowings under securities lending transactions by asset class pledged as of the dates indicated:

	March 31, 2023	December 31, 2022
U.S. Treasuries	$5	$51
U.S. corporate public securities	559	466
Foreign corporate public securities and foreign governments	220	201
Payables under securities loan agreements	$784	$718

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

Securitizations

The Company invests in various tranches of securitization entities, including Residential mortgage-backed securities ("RMBS"), Commercial mortgage-backed securities ("CMBS") and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS that are accounted for under the FVO, for which changes in fair value are reflected in Net gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment.

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Three Months Ended March 31, 2023
	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Total
Balance as of January 1, 2023	$6	$1	$7
Reductions for securities sold during the period	(2)	—	(2)
Balance as of March 31, 2023	$4	$1	$5

	Year Ended December 31, 2022
	Residential mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Total
Balance as of January 1, 2022	$1	$—	$47	$48
Credit losses on securities for which credit losses were not previously recorded	—	6	—	6
Reductions for securities sold during the period	—	—	(49)	(49)
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	3	2
Balance as of December 31, 2022	$—	$6	$1	$7

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of March 31, 2023:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$58	$1	10	$83	$18	10	$141	$19	20
U.S. Government, agencies and authorities	—	—	—	17	2	2	17	2	2
State, municipalities and political subdivisions	419	31	196	139	37	83	558	68	279
U.S. corporate public securities	2,522	175	474	2,333	657	689	4,855	832	1,163
U.S. corporate private securities	1,734	89	184	1,242	184	146	2,976	273	330
Foreign corporate public securities and foreign governments	905	56	195	777	203	218	1,682	259	413
Foreign corporate private securities	1,492	60	130	643	79	64	2,135	139	194
Residential mortgage-backed	501	28	280	588	103	338	1,089	131	618
Commercial mortgage-backed	950	102	175	1,594	269	391	2,544	371	566
Other asset-backed	340	16	110	988	82	336	1,328	98	446
Total	$8,921	$558	1,754	$8,404	$1,634	2,277	$17,325	$2,192	4,031

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
Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of March 31, 2023. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $436 from $2,628 to $2,192 for the three months ended March 31, 2023. The decreased in gross unrealized capital losses was driven primarily by lower interest rates across the yield curve. As of March 31, 2023, $33 of the total $2,192 of gross unrealized losses were from 69 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's intent impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2023			2022
	Impairment		No. of Securities	Impairment	No. of Securities
Residential mortgage-backed	$—	*	2	$5	11
Total	$—	*	2	$5	11
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

Debt Restructuring

Upon the adoption of ASU 2022-02 as of January 1, 2023, the Company no longer identifies certain debt modifications as troubled debt restructuring, but instead evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three months ended March 31, 2023, the Company did not have any debt modifications that require such disclosure.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated:

	As of March 31, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$38	$—	$—	$—	$—	$38
2022	206	296	63	—	—	565
2021	183	206	236	—	—	625
2020	126	134	14	10	—	284
2019	166	71	20	—	—	257
2018	121	34	3	—	—	158
2017 and prior	1,805	397	19	—	—	2,221
Total	$2,645	$1,138	$355	$10	$—	$4,148

	As of December 31, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$210	$283	$63	$—	$—	$556
2021	187	229	239	10	—	665
2020	98	170	24	10	—	302
2019	167	72	20	—	—	259
2018	123	34	3	—	—	160
2017 and prior	1,866	399	20	—	—	2,285
Total	$2,651	$1,187	$369	$20	$—	$4,227

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated:

	As of March 31, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2023	$34	$4	$—	$—	$38
2022	243	70	171	81	565
2021	209	18	94	304	625
2020	199	21	5	59	284
2019	160	35	57	5	257
2018	87	21	50	—	158
2017 and prior	1,522	326	170	203	2,221
Total	$2,454	$495	$547	$652	$4,148
*No commercial mortgage loans were secured by land or construction loans

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2022
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2022	$278	$89	$171	$18	$556
2021	212	24	248	181	665
2020	211	9	10	72	302
2019	161	40	53	5	259
2018	93	21	46	—	160
2017 and prior	1,569	331	171	214	2,285
Total	$2,524	$514	$699	$490	$4,227
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated:

	As of March 31, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$13	$—	$2	$—	$—	$21	$2	$—	$—	$38
2022	114	115	46	87	101	81	1	1	19	565
2021	78	44	110	140	98	108	9	37	1	625
2020	63	136	14	14	8	30	—	6	13	284
2019	46	73	6	53	34	4	14	11	16	257
2018	29	54	48	7	6	9	—	5	—	158
2017 and prior	479	450	598	184	162	184	34	114	16	2,221
Total	$822	$872	$824	$485	$409	$437	$60	$174	$65	$4,148

	As of December 31, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$114	$115	$46	$87	$101	$73	$1	$1	$18	$556
2021	79	53	112	139	97	117	9	37	22	665
2020	64	143	14	14	8	30	—	6	23	302
2019	47	73	6	54	34	5	14	10	16	259
2018	28	55	49	7	7	9	—	5	—	160
2017 and prior	485	466	607	196	172	192	34	116	17	2,285
Total	$817	$905	$834	$497	$419	$426	$58	$175	$96	$4,227

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated:

	As of March 31, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$9	$2	$13	$14	$—	$—	$—	$38
2022	72	234	218	25	10	6	—	565
2021	23	143	344	100	—	7	8	625
2020	50	48	70	116	—	—	—	284
2019	29	57	127	33	11	—	—	257
2018	34	68	29	11	—	16	—	158
2017 and prior	614	608	433	364	47	116	39	2,221
Total	$831	$1,160	$1,234	$663	$68	$145	$47	$4,148

	As of December 31, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$72	$227	$216	$25	$10	$6	$—	$556
2021	23	144	382	100	—	8	8	665
2020	50	48	80	124	—	—	—	302
2019	29	58	128	33	11	—	—	259
2018	34	69	30	11	—	16	—	160
2017 and prior	633	620	456	372	48	117	39	2,285
Total	$841	$1,166	$1,292	$665	$69	$147	$47	$4,227

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2023	December 31, 2022
Allowance for credit losses, beginning of the period	$14	$11
Credit losses on mortgage loans for which credit losses were not previously recorded	1	2
Increase (decrease) on mortgage loans with allowance recorded in previous period	(1)	1
Provision for expected credit losses	14	14
Write-offs	—	—
Recoveries of amounts previously written off	—	—
Allowance for credit losses, end of period	$14	$14

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	March 31, 2023	December 31, 2022
Delinquency:
Current	$4,148	$4,227
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$4,148	$4,227

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of March 31, 2023 and December 31, 2022, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the three months ended March 31, 2023 and year ended December 31, 2022.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Fixed maturities	$333	$349
Equity securities	3	2
Mortgage loans on real estate	48	44
Policy loans	2	2
Short-term investments and cash equivalents	2	1
Limited partnerships and other	14	68
Gross investment income	402	466
Less: Investment expenses	18	17
Net investment income	$384	$449

As of March 31, 2023 and December 31, 2022, the Company had $8 investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

Net Gains (Losses)

Net gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related impairment of investments. Net gains (losses) are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Net gains (losses) also include changes in fair value of trading debt securities and changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Fixed maturities, available-for-sale, including securities pledged	$(9)	$(59)
Fixed maturities, at fair value option	11	(175)
Equity securities, at fair value	(4)	(4)
Derivatives	(28)	52
Embedded derivatives - fixed maturities	1	(2)
Other derivatives, net	—	7
Managed custody guarantees	3	(3)
Mortgage loans	—	3
Other investments	1	(1)
Net gains (losses)	$(25)	$(182)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Proceeds on sales	$880	$870
Gross gains	12	10
Gross losses	21	25

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2023			December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$—	$—
Foreign exchange contracts	620	48	2	596	58	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	11,139	220	314	12,470	262	327
Foreign exchange contracts	56	2	—	45	2	—
Credit contracts	141	—	3	141	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	2	—	N/A	2	—
Managed custody guarantees(3)	N/A	—	3	N/A	—	6
Total		$272	$322		$324	$337
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
(2) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(3) Included in Contract owner account balances on the Condensed Consolidated Balance Sheets.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2023 and December 31, 2022. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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

	March 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$141	$—	$3
Foreign exchange contracts	676	50	2
Interest rate contracts	8,831	220	313
		270	318
Counterparty netting(1)		(219)	(219)
Cash collateral netting(1)		(44)	(94)
Securities collateral netting(1)		(6)	(2)
Net receivables/payables		$1	$3
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

As of March 31, 2023, the Company held $45 and pledged $94 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2022, the Company held $50 and delivered $62 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2023, the Company delivered $122 of securities and held $6 of securities as collateral. As of December 31, 2022, the Company delivered $102 of securities and held $7 securities as collateral.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended March 31,
	2023		2022
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income/(loss)	Net investment income and Net gains/(losses)	Net investment income/(loss)	Net investment income and Net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(10)	$(1)	$6
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2	—	2

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended March 31,
	2023		2022
	Net investment income/(loss)	Net gains/(losses)	Net investment income/(loss)	Net gains/(losses)
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$384	$(25)	$449	$(182)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	2	—

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) on Derivative	Three Months Ended March 31,
		2023	2022
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$(27)	$51
Foreign exchange contracts	Net gains (losses)	—	1
Credit contracts	Net gains (losses)	(1)	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	1	(2)
Managed custody guarantees	Net gains (losses)	3	(3)
Total		$(24)	$47

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$248	$56	$—	$304
U.S. Government agencies and authorities	—	30	—	30
State, municipalities and political subdivisions	—	601	—	601
U.S. corporate public securities	—	5,984	14	5,998
U.S. corporate private securities	—	2,290	1,364	3,654
Foreign corporate public securities and foreign governments(1)	—	2,089	—	2,089
Foreign corporate private securities (1)	—	2,063	352	2,415
Residential mortgage-backed securities	—	2,833	48	2,881
Commercial mortgage-backed securities	—	2,571	—	2,571
Other asset-backed securities	—	1,350	33	1,383
Total fixed maturities, including securities pledged	248	19,867	1,811	21,926
Equity securities	15	—	113	128
Derivatives:
Interest rate contracts	3	217	—	220
Foreign exchange contracts	—	50	—	50
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,235	—	—	1,235
Assets held in separate accounts	75,959	5,603	349	81,911
Total assets	$77,460	$25,737	$2,273	$105,470
Percentage of Level to Total	74%	24%	2%	100%
Liabilities:
Stabilizer and MCGs	$—	$—	$3	$3
Derivatives:
Interest rate contracts	1	313	—	314
Foreign exchange contracts	—	2	—	2
Credit contracts	—	3	—	3
Total liabilities	$1	$318	$3	$322
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$291	$86	$—	$377
U.S. Government agencies and authorities	—	30	—	30
State, municipalities and political subdivisions	—	600	—	600
U.S. corporate public securities	—	5,925	13	5,938
U.S. corporate private securities	—	2,212	1,356	3,568
Foreign corporate public securities and foreign governments(1)	—	2,064	2	2,066
Foreign corporate private securities (1)	—	2,099	339	2,438
Residential mortgage-backed securities	—	2,873	20	2,893
Commercial mortgage-backed securities	—	2,599	—	2,599
Other asset-backed securities	—	1,258	52	1,310
Total fixed maturities, including securities pledged	291	19,746	1,782	21,819
Equity securities	16	—	117	133
Derivatives:
Interest rate contracts	1	261	—	262
Foreign exchange contracts	—	60	—	60
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,407	—	—	1,407
Assets held in separate accounts	72,065	5,227	347	77,639
Total assets	$73,780	$25,294	$2,246	$101,320
Percentage of Level to total	73%	25%	2%	100%
Liabilities:
Stabilizer and MCGs	$—	$—	$6	$6
Derivatives:
Interest rate contracts	2	325	—	327
Foreign exchange contracts	—	2	—	2
Credit contracts	—	2	—	2
Total liabilities	$2	$329	$6	$337
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2023
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$13	$1	$—	$—	$—	$—	$—	$—	$—	$14	$—	$—
U.S. Corporate private securities	1,356	—	26	30	—	—	(48)	—		1,364	—	26
Foreign corporate public securities and foreign governments(1)	2	—	—	—	—	—	—	—	(2)	—	—	—
Foreign corporate private securities(1)	339	1	4	49	—	—	(41)	—	—	352	1	4
Residential mortgage-backed securities	20	—	—	28	—	—	—	—	—	48	—	—
Other asset-backed securities	52	—	—	2	—	—	(1)	—	(20)	33	—	—
Total fixed maturities, including securities pledged	1,782	2	30	109	—	—	(90)	—	(22)	1,811	1	30
Equity securities, at fair value	117	(4)	—	—	—	—	—	—	—	113	(3)	—
Stabilizer and MCGs(2)	(6)	3	—	—	—	—	—	—	—	(3)	—	—
Assets held in separate accounts(4)	347	4	—	—	—	(2)	—	—	—	349	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2023 and 2022, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,926	$21,926	$21,819	$21,819
Equity securities	128	128	133	133
Mortgage loans on real estate	4,148	3,938	4,227	3,996
Policy loans	158	158	159	159
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,235	1,235	1,407	1,407
Derivatives	270	270	322	322
Other investments	134	134	132	132
Assets held in separate accounts	81,911	81,911	77,639	77,639
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	28,318	30,231	29,047	30,098
Funding agreements with fixed maturities	811	809	731	733
Supplementary contracts, immediate annuities and other	235	202	251	192
Stabilizer and MCGs	3	3	6	6
Derivatives	319	319	331	331
Short-term debt(2)	69	69	32	32
Long-term debt(2)	2	2	2	2
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Stabilizer and MCGs section of the table above.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA
	Wealth Solutions Deferred and Individual Annuities
Balance as of January 1, 2022	$573	$375
Deferrals of commissions and expenses	54	4
Amortization expense	(49)	(31)
Balance as of December 31, 2022	$578	$348
Deferrals of commissions and expenses	14	1
Amortization expense	(12)	(8)
Balance as of March 31, 2023	$580	$341
The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2023	December 31, 2022
DAC:
Wealth Solutions Deferred and Individual Annuities	$580	$578
VOBA	341	348
Other	12	12
Total	$933	$938

There was no loss recognition for VOBA during 2023 and 2022.

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity
	March 31, 2023	December 31, 2022
Balance at January 1	$27,951	$27,095
Deposits	591	2,850
Fee income	(2)	(8)
Surrenders and withdrawals	(1,338)	(3,774)
Benefit payments	(30)	(113)
Net transfers from (to) separate accounts	94	1,174
Interest credited	181	714
Other	1	13
Ending Balance	$27,448	$27,951

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Weighted-average crediting rate	2.6%	2.6%
Net amount at risk (1)	$132	$154
Cash surrender value	$27,071	$27,567
(1) For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date and is calculated at a contract level. Where a contract has both a living and a death benefit, the Company calculates NAR at a contract level and aggregates the higher of the two values together.

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and Contract owner accounts balances on the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2023	December 31, 2022
Wealth Solutions Deferred group and individual annuity (Contract owner account balances)	$27,448	$27,951
Other (Future policy benefits and Contract owner account balances)	5,012	4,991
Ending balance	$32,460	$32,942

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of March 31, 2023, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate
Up to 1.00%	$26	$6,917	$2,894	$1,141	$1,485	$38	$12,501
1.01% - 2.00%	156	95	39	1	—	1	292
2.01% - 3.00%	6,860	32	1	—	—	—	6,893
3.01% - 4.00%	8,214	—	—	—	—	—	8,214
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	380	—	—	—	3	—	383
Total discretionary rate setting products	$15,640	$7,044	$2,934	$1,142	$1,488	$39	$28,287
(1) Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after March 31, 2023 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of December 31, 2022, and the respective GMIRs:

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate
Up to 1.00%	$5,349	$2,857	$1,903	$1,112	$1,461	$102	$12,784
1.01% - 2.00%	246	27	34	1	—	1	309
2.01% - 3.00%	7,188	11	1	—	—	—	7,200
3.01% - 4.00%	8,329	—	—	—	—	—	8,329
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	391	—	—	—	3	—	394
Total discretionary rate setting products	$21,507	$2,895	$1,938	$1,113	$1,464	$103	$29,020
(1)    Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents MYGA contracts with renewal dates after December 31, 2022 on which we are required to credit interest above the contractual GMIR for at least the next twelve months

7. Reinsurance

As of March 31, 2023, the Company has reinsurance treaties with 3 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. Premiums receivable and reinsurance recoverable were comprised of the following as of the dates indicated:

	March 31,	December 31,
	2023	2022
Premiums receivable	$(1)	$(1)
Reinsurance recoverable, net of allowance for credit losses	3,029	3,033
Total	$3,028	$3,032

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Premiums:
Direct premiums	$3	$3
Reinsurance assumed	—	—
Reinsurance ceded	—	—
Net premiums	$3	$3

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$220	$214
Reinsurance assumed	1	1
Reinsurance ceded	(37)	(39)
Net interest credited and other benefits to contract owners / policyholders	$184	$176

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of March 31, 2023 and December 31, 2022, the Company had a deposit asset of $1.2 billion and $1.3 billion, which is reported in "Other assets" on the accompanying Condensed Consolidated Balance Sheets.

8.    Separate Accounts

The following tables present a rollforward of Separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	March 31, 2023			December 31, 2022
	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total
Balance at January 1	$7,196	$68,373	$75,569	$8,091	$85,852	$93,943
Policyholder behavior	51	170	221	(68)	(1,240)	(1,308)
Fee income	(8)	(98)	(106)	(34)	(412)	(446)
Investment performance	199	4,223	4,422	(794)	(15,828)	(16,622)
Other	—	—	—	1	1	2
Balance at end of period	$7,438	$72,668	$80,106	$7,196	$68,373	$75,569
Reconciliation to Condensed Consolidated Balance Sheets:

Other	1,805	2,070
Total Separate Accounts liabilities	$81,911	$77,639

Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $ 72,639 and $68,345 as of March 31, 2023 and December 31, 2022, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	March 31	December 31
	2023	2022
U.S. Treasury securities and obligations of U.S government corporations and agencies	$1,308	$1,586
Corporate Debt securities:	1,748	1,647
Foreign debt securities	716	660
Mortgage-backed securities	3,395	3,434
Equity securities (including mutual funds)	74,130	69,774
Cash, cash equivalents and short-term investments	530	311
Receivable for securities and accruals	84	227
Total	$81,911	$77,639

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	March 31,
	2023	2022
Fixed maturities, net of impairment	$(2,037)	$247
Derivatives(1)	97	77
Change in current discount rate	(343)	(375)
Deferred income tax asset (liability)	608	139
Total	(1,675)	88
Pension and other postretirement benefits liability, net of tax	2	2
AOCI	$(1,673)	$90
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2023, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $17.

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2023
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$497		$(104)	$393
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	10		(2)	8
Change in unrealized gains (losses) on available-for-sale securities	507		(106)	401

Derivatives:
Derivatives	(10)	(1)	2	(8)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	(15)		3	(12)

Change in current discount rate	6		(1)	5
Change in Accumulated other comprehensive income (loss)	$498		$(104)	$394
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2022
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,939)		$407	$(1,532)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	60		(13)	47
Change in unrealized gains (losses) on available-for-sale securities	(1,879)		394	(1,485)

Derivatives:
Derivatives	5	(1)	(1)	4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	—		—	—

Change in current discount rate	16		(3)	13
Change in Accumulated other comprehensive income (loss)	$(1,863)		$391	$(1,472)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

10.    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was 9.1% and (2.0)%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction and tax credits.

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which imposes a 15% alternative minimum tax (“CAMT”) on the adjusted financial statement income of large corporations. The CAMT is effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. If the CAMT applies, the Company will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of March 31, 2023, the Company had year-to-date gains on securities of $498 in Other comprehensive income, which reduced the related DTA. Additionally, operating income remained positive for the period and was largely consistent with the 2022 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs and did not establish a valuation allowance. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K.

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

Tax Regulatory Matters

For the tax years 2021 through 2023, the Company participated in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2023 tax year, the Company was in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for that tax year.

11.    Financing Agreements

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

Under this agreement, the Company incurred immaterial interest expense for the three months ended March 31, 2023 and 2022. The Company earned $4 and $1 of interest income for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, VRIAC had $409 outstanding receivables and VIPS had an outstanding payable of $68 under the reciprocal loan agreement. As of December 31, 2022, the Company had no outstanding receivable and VIPS had a $31 outstanding payable from/to Voya Financial under the reciprocal loan agreement.

12.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of March 31, 2023, the Company had off-balance sheet commitments to acquire mortgage loans of $65 and purchase limited partnerships and private placement investments of $655.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	March 31, 2023	December 31, 2022
Fixed maturity collateral pledged to FHLB(1)	$1,074	$997
FHLB restricted stock(2)	37	35
Other fixed maturities-state deposits	12	11
Cash and cash equivalents	2	2
Securities pledged(3)	883	792
Total restricted assets	$2,008	$1,837
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $761 and $690 as of March 31, 2023 and December 31, 2022, respectively. In addition, as of March 31, 2023 and December 31, 2022, the Company delivered securities as collateral of $122 and $102, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2023 and December 31, 2022, the Company had $811 and $730, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, assets with a market value of approximately $1,074 and $997, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

13.    Related Party Transactions
Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three months ended March 31, 2023, revenues with affiliated entities related to these agreements were $19. For the three months ended March 31, 2022, revenues with affiliated entities related to these agreements were $23.

For the three months ended March 31, 2023, expenses with affiliated entities related to the aforementioned operating agreements were $160. For the three months ended March 31, 2022, expenses with affiliated entities related to the aforementioned operating agreements were $161.

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

The following discussion and analysis presents a review of our results of operations for the three months ended March 31, 2023 and 2022 and financial condition as of March 31, 2023 and December 31, 2022. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report on Form 10-K").

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

Effective January 1, 2023, we adopted Accounting Standards Update ("ASU") 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"). As a result, deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") were no longer considered critical estimates, as the amortization methodology is no longer subject to a significant degree of variability and does not require a high degree of judgment.

The above critical accounting estimates that were not impacted as a result of the adoption of ASU 2018-12 are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Income Taxes

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA of 2022”), which imposes a 15% alternative minimum tax (“CAMT”) on the adjusted financial statement income of large corporations and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. If the CAMT applies, we will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards. As a separate taxpayer, we do not expect to be subject to the 1% excise tax.

See the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on income taxes.

Results of Operations

($ in millions)	Three Months Ended March 31,
	2023	2022	Change
Revenues:
Net investment income	$384	$449	$(65)
Fee income	237	263	(26)
Premiums	3	3	—
Net gains (losses)	(25)	(182)	157
Other revenue	6	11	(5)
Total revenues	605	544	61
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	184	176	8
Operating expenses	303	296	7
Net amortization of Deferred policy acquisition costs and Value of business acquired	19	21	(2)
Total benefits and expenses	506	493	13
Income (loss) before income taxes	99	51	48
Income tax expense (benefit)	9	(1)	10
Net income (loss)	$90	$52	$38

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Revenues

Net investment income decreased by $65 million from $449 million to $384 million primarily due to:

•lower alternative investment and prepayment fee income in the current period primarily driven by the impact of equity market performance.

Fee income decreased by $26 million from $263 million to $237 million primarily due to:

•low average equity markets and a lower fee rate.

Net gains (losses) improved by $157 million from a loss of $182 million to a loss of $25 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•higher impairments in the prior period primarily related to CECL.

The improvement was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.

Benefits and Expense

Income tax expense (benefit) changed by $10 million from a benefit of $1 million to an expense of $9 million primarily due to:

•an increase in income before income taxes.

Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2023		December 31, 2022
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, net of allowance	$19,704	70.8%	$19,772	70.4%
Fixed maturities, at fair value option	1,339	4.8%	1,255	4.5%
Equity securities, at fair value	128	0.5%	133	0.5%
Short-term investments(1)	—	—%	248	0.9%
Mortgage loans on real estate, net of allowance	4,134	14.9%	4,213	15.0%
Policy loans	158	0.6%	159	0.6%
Limited partnerships/corporations	1,060	3.8%	1,043	3.7%
Derivatives	270	0.9%	322	1.1%
Securities pledged	883	3.2%	792	2.8%
Other investments	134	0.5%	132	0.5%
Total investments	$27,810	100.0%	$28,069	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	March 31, 2023
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$316	1.3%	$304	1.4%
U.S. Government agencies and authorities	32	0.1%	30	0.1%
State, municipalities, and political subdivisions	667	2.8%	601	2.7%
U.S. corporate public securities	6,768	28.3%	5,998	27.4%
U.S. corporate private securities	3,904	16.3%	3,654	16.7%
Foreign corporate public securities and foreign governments(1)	2,333	9.7%	2,089	9.5%
Foreign corporate private securities(1)	2,543	10.6%	2,415	11.0%
Residential mortgage-backed securities	2,982	12.4%	2,881	13.2%
Commercial mortgage-backed securities	2,942	12.3%	2,571	11.7%
Other asset-backed securities	1,479	6.2%	1,383	6.3%
Total fixed maturities, including securities pledged	$23,966	100.0%	$21,926	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2022
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$404	1.7%	$377	1.7%
U.S. Government agencies and authorities	33	0.1%	30	0.1%
State, municipalities, and political subdivisions	691	2.8%	600	2.7%
U.S. corporate public securities	6,938	28.6%	5,938	27.2%
U.S. corporate private securities	3,885	15.9%	3,568	16.4%
Foreign corporate public securities and foreign governments(1)	2,380	9.8%	2,066	9.5%
Foreign corporate private securities(1)	2,617	10.7%	2,438	11.2%
Residential mortgage-backed securities	3,023	12.4%	2,893	13.3%
Commercial mortgage-backed securities	2,978	12.2%	2,599	11.9%
Other asset-backed securities	1,418	5.8%	1,310	6.0%
Total fixed maturities, including securities pledged	$24,367	100.0%	$21,819	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2023, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2023
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$304	$—	$—	$—	$—	$—	$304
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	577	24	—	—	—	—	601
U.S. corporate public securities	1,788	3,955	227	28	—	—	5,998
U.S. corporate private securities	1,333	2,071	182	67	1	—	3,654
Foreign corporate public securities and foreign governments(1)	676	1,288	83	41	—	1	2,089
Foreign corporate private securities(1)	287	2,015	84	20	9	—	2,415
Residential mortgage-backed securities	2,633	231	2	—	6	9	2,881
Commercial mortgage-backed securities	2,153	343	61	7	5	2	2,571
Other asset-backed securities	1,168	205	2	4	1	3	1,383
Total fixed maturities	$10,949	$10,132	$641	$167	$22	$15	$21,926
% of Fair Value	49.9%	46.2%	2.9%	0.8%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$377	$—	$—	$—	$—	$—	$377
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	567	33	—	—	—	—	600
U.S. corporate public securities	1,799	3,886	218	26	—	9	5,938
U.S. corporate private securities	1,293	2,027	180	66	2	—	3,568
Foreign corporate public securities and foreign governments(1)	680	1,266	75	40	—	5	2,066
Foreign corporate private securities(1)	282	2,044	82	21	9	—	2,438
Residential mortgage-backed securities	2,640	238	2	—	5	8	2,893
Commercial mortgage-backed securities	2,160	366	59	7	5	2	2,599
Other asset-backed securities	1,081	218	2	5	1	3	1,310
Total fixed maturities	$10,909	$10,078	$618	$165	$22	$27	$21,819
% of Fair Value	50.0%	46.2%	2.8%	0.8%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	March 31, 2023
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$304	$—	$—	$—	$—	$304
U.S. Government agencies and authorities	28	2	—	—	—	30
State, municipalities and political subdivisions	39	367	170	25	—	601
U.S. corporate public securities	23	283	1,645	3,784	263	5,998
U.S. corporate private securities	28	150	1,102	2,101	273	3,654
Foreign corporate public securities and foreign governments(1)	7	103	602	1,237	140	2,089
Foreign corporate private securities(1)	—	32	241	2,014	128	2,415
Residential mortgage-backed securities	2,270	142	89	187	193	2,881
Commercial mortgage-backed securities	909	287	586	684	105	2,571
Other asset-backed securities	98	310	743	208	24	1,383
Total fixed maturities	$3,706	$1,676	$5,178	$10,240	$1,126	$21,926
% of Fair Value	16.9%	7.7%	23.6%	46.7%	5.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$377	$—	$—	$—	$—	$377
U.S. Government agencies and authorities	28	2	—	—	—	30
State, municipalities and political subdivisions	38	370	159	33	—	600
U.S. corporate public securities	21	283	1,679	3,686	269	5,938
U.S. corporate private securities	27	146	1,065	2,069	261	3,568
Foreign corporate public securities and foreign governments(1)	8	116	591	1,218	133	2,066
Foreign corporate private securities(1)	—	26	239	2,047	126	2,438
Residential mortgage-backed securities	2,210	145	79	185	274	2,893
Commercial mortgage-backed securities	895	288	608	687	121	2,599
Other asset-backed securities	88	290	694	221	17	1,310
Total fixed maturities	$3,692	$1,666	$5,114	$10,146	$1,201	$21,819
% of Fair Value	16.9%	7.6%	23.5%	46.5%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $436 million from $2.6 billion to $2.2 billion for the three months ended March 31, 2023. The decreased in unrealized losses was driven primarily by lower interest rates across the yield curve.

As of March 31, 2023 and December 31, 2022, we held two and three fixed maturity securities with unrealized capital losses in excess of $10 million, respectively. As of March 31, 2023 and December 31, 2022, the unrealized capital losses on these fixed maturity securities equaled $21 million, or 1.0% and $33.2 million, or 1.3% of the total unrealized losses, respectively.

As of March 31, 2023, we had $1.4 billion of energy sector fixed maturity securities, constituting 6.5% of the total fixed maturities portfolio, with gross unrealized capital losses of $104 million, including no energy sector fixed maturity security with unrealized capital loss in excess of $10 million. As of March 31, 2023, our fixed maturity exposure to the energy sector is comprised of 89.7% investment grade securities.

As of December 31, 2022, we held $1.4 billion of energy sector fixed maturity securities, constituting 6.0% of the total fixed maturities portfolio, with gross unrealized capital losses of $131 million, including no energy sector fixed maturity security with unrealized capital loss in excess of $10 million. As of December 31, 2022, our fixed maturity exposure to the energy sector is comprised of 88.0% investment grade securities.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,589	$15	$25	$1	$1,580
Prime Non-Agency	1,362	10	104	—	1,268
Alt-A	22	2	1	1	24
Sub-Prime(1)	18	1	1	—	18
Total RMBS	$2,991	$28	$131	$2	$2,890
(1) Includes subprime other asset backed securities.
	December 31, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,493	$12	$33	$—	$1,472
Prime Non-Agency	1,496	7	118	—	1,385
Alt-A	24	3	1	1	27
Sub-Prime(1)	19	1	1	—	19
Total RMBS	$3,032	$23	$153	$1	$2,903
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2017 and prior	$646	$572	$130	$122	$203	$184	$151	$127	$86	$75	$1,216	$1,080
2018	73	66	19	17	62	56	29	22	17	12	200	173
2019	126	113	33	31	96	86	212	169	9	8	476	407
2020	45	42	21	18	46	37	109	87	—	—	221	184
2021	122	99	69	63	155	136	239	209	3	3	588	510
2022	21	17	35	33	93	84	79	70	7	7	235	211
2023	—	—	4	3	2	3	—	—	—	—	6	6
Total CMBS	$1,033	$909	$311	$287	$657	$586	$819	$684	$122	$105	$2,942	$2,571

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2017 and prior	$642	$559	$139	$129	$206	$187	$160	$138	$83	$74	$1,230	$1,087
2018	73	64	19	16	71	64	29	24	17	14	209	182
2019	126	111	33	31	104	94	202	164	6	4	471	404
2020	50	46	21	18	46	37	107	85	—	—	224	186
2021	123	98	67	60	138	121	231	200	3	3	562	482
2022	20	17	36	34	114	105	86	76	26	26	282	258
Total CMBS	$1,034	$895	$315	$288	$679	$608	$815	$687	$135	$121	$2,978	$2,599

As of March 31, 2023, 83.7% and 13.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 82.9% and 14.2% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$58	$57	$265	$255	$688	$649	$72	$66	$15	$10	$1,098	$1,037
Auto-Loans	—	—	5	5	—	—	—	—	—	—	5	5
Student Loans	10	9	53	49	—	—	—	—	—	—	63	58
Credit Card loans	—	—	—	—	2	2	—	—	—	—	2	2
Other Loans	37	32	1	1	101	92	154	139	9	8	302	272
Total Other ABS(1)	$105	$98	$324	$310	$791	$743	$226	$205	$24	$18	$1,470	$1,374
(1) Excludes subprime other asset backed securities
	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$50	$48	$247	$236	$658	$616	$72	$66	$15	$10	$1,042	$976
Auto-Loans	—	—	6	6	—	—	—	—	—	—	6	6
Student Loans	10	9	53	48	—	—	—	—	—	—	63	57
Credit Card loans	—	—	—	—	2	1	—	—	—	—	2	1
Other Loans	37	30	1	1	86	76	172	153	—	—	296	260
Total Other ABS(1)	$97	$87	$307	$291	$746	$693	$244	$219	$15	$10	$1,409	$1,300
(1) Excludes subprime other asset backed securities

As of March 31, 2023, 84.5% and 15.0% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 82.7% and 16.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of March 31, 2023, our mortgage loans on real estate portfolio had a weighted average DSC of 1.8 times and a weighted average LTV ratio of 46.2%. As of December 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 1.8 times and a weighted average LTV ratio of 46.6%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

Derivatives

We use derivatives for a variety of hedging purposes. We also have embedded derivatives within fixed maturities instruments and certain product features. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for further information.

See the Derivative Financial Instruments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on derivatives.

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

As of March 31, 2023, the Company's total European exposure had an amortized cost and fair value of $2,320 million and $2,125 million, respectively. Some of the major country level exposures were in the United Kingdom of $968 million, in France of $206 million, in The Netherlands of $200 million, in Switzerland of $151 million, in Germany of $171 million, and in Belgium of $42 million. Our direct exposure in Eastern Europe was less than $1 million.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of March 31, 2023, VRIAC had $409 million outstanding receivable and VIPS had $68 million outstanding payable under the reciprocal loan agreement. As of December 31, 2022, we had no outstanding receivable and VIPS had $31 million outstanding payable from/to Voya Financial under the reciprocal loan agreement. We and Voya Financial continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Interest on any borrowing by either us or Voya Financial is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 45.4% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2023, VRIAC had securities lending collateral assets of $689 million, which represents approximately 0.6% of its general account statutory admitted assets. As of December 31, 2022, VRIAC had securities lending collateral assets of $615 million, which represents approximately 0.6% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2023 and March 31, 2022, VRIAC did not receive any capital contribution from its Parent.

During the three months ended March 31, 2023, VRIAC did not pay any dividend to its Parent. During the three months ended March 31, 2022, VRIAC paid an ordinary dividend to its Parent in the aggregate amount of $48 million.

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

A downgrade in our credit ratings or the credit or financial strength ratings of our Parent or rated affiliates could have a material adverse effect on our results of operations and financial condition. See A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our results of operations and financial condition in Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In December 2022, Moody’s affirmed its outlook for the U.S. life insurance sector as stable. Also, in November 2022, Fitch affirmed its outlook for the U.S. life insurance sector as neutral.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see Risk Factors in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report on Form 10-K") filed with the Securities and Exchange Commission. In addition, please see Management’s Narrative Analysis of the Results of Operations and Financial Condition Part I, Item 2. of this Quarterly Report on Form 10-Q.

Item 6.    Exhibits

See Exhibit Index on the following page.

Voya Retirement Insurance and Annuity Company ("VRIAC")

Exhibit Index
Exhibit Number	Description of Exhibit
31.1+	Certificate of Michael R. Katz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Rob Grubka pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Michael R. Katz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Rob Grubka pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2023			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

