Form 10-Q
period 2023-06-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2023-08-10
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
As of August 4, 2023, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended June 30, 2023

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) the effects of natural or man-made disasters, including pandemic events, (v) mortality and morbidity levels, (vi) persistency and lapse levels, (vii) interest rates, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, such as those relating to Federal taxation, state insurance regulations and NAIC regulations and guidelines, (xi) changes in the policies of governments and/or regulatory authorities, and (xii) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the Individual Life business that closed on January 4, 2021. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 033-23376) (the "Annual Report on Form 10-K") and in this Quarterly Report on Form 10-Q.

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
Condensed Consolidated Balance Sheets
June 30, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,255 as of 2023 and $22,218 as of 2022; net of allowance for credit losses of $12 as of 2023 and $7 as of 2022)	$19,051	$19,772
Fixed maturities, at fair value using the fair value option	1,311	1,255
Equity securities, at fair value	127	133
Short-term investments	1	248
Mortgage loans on real estate (net of allowance for credit losses of $23 as of 2023 and $14 as of 2022)	4,139	4,213
Policy loans	159	159
Limited partnerships/corporations	1,075	1,043
Derivatives	349	322
Securities pledged (amortized cost of $875 as of 2023 and $894 as of 2022)	789	792
Other investments	131	132
Total investments	27,132	28,069
Cash and cash equivalents	444	220
Short-term investments under securities loan agreements, including collateral delivered	875	939
Accrued investment income	286	289
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2023 and 2022)	2,938	3,032
Deferred policy acquisition costs and Value of business acquired	928	938
Deferred income taxes	702	774
Other assets (net of allowance for credit loss of $0 as of 2023 and 2022)	1,643	1,681
Assets held in separate accounts	86,069	77,639
Total assets	$121,017	$113,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
Liabilities:
Future policy benefits and contract owner account balances	$31,870	$32,942
Payables under securities loan agreements, including collateral held	876	921
Due to affiliates	124	134
Derivatives	347	331
Other liabilities	726	687
Liabilities related to separate accounts	86,069	77,639
Total liabilities	$120,012	$112,654

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2023 and 2022, respectively; $50 par value per share)	3	3
Additional paid-in capital	2,770	2,778
Accumulated other comprehensive income (loss)	(1,869)	(2,067)
Retained earnings (deficit)	101	213
Total shareholder's equity	1,005	927
Total liabilities and shareholder's equity	$121,017	$113,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net investment income	$387	$420	$771	$869
Fee income	247	246	484	509
Premiums	6	5	9	8
Broker-dealer commission revenue	1	1	1	1
Net gains (losses)	(53)	(136)	(78)	(318)
Other revenue	3	17	9	28
Total revenues	591	553	1,196	1,097
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	178	203	362	379
Operating expenses	278	303	581	599
Broker-dealer commission expense	1	1	1	1
Net amortization of Deferred policy acquisition costs and Value of business acquired	20	20	39	41
Interest expense	1	—	1	—
Total benefits and expenses	478	527	984	1,020
Income (loss) before income taxes	113	26	212	77
Income tax expense (benefit)	13	(6)	22	(7)
Net income (loss)	$100	$32	$190	$84

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$100	$32	$190	$84
Other comprehensive income (loss), before tax:
Change in current discount rate	5	15	11	31
Unrealized gains (losses) on securities	(252)	(1,772)	240	(3,651)
Other comprehensive income (loss), before tax	(247)	(1,757)	251	(3,620)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(51)	(369)	53	(760)
Other comprehensive income (loss), after tax	(196)	(1,388)	198	(2,860)
Comprehensive income (loss)	$(96)	$(1,356)	$388	$(2,776)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of April 1, 2023	$3	$2,778	$(1,673)	$303	$1,411
Comprehensive income (loss):
Net income (loss)	—	—	—	100	100
Other comprehensive income (loss), after tax	—	—	(196)	—	(196)
Total comprehensive income (loss)					(96)
Dividends paid and distributions of capital	—	(8)	—	(302)	(310)
Balance as of June 30, 2023	$3	$2,770	$(1,869)	$101	$1,005

Balance as of April 1, 2022	$3	$3,191	$90	$328	$3,612
Comprehensive income (loss):
Net income (loss)	—	—	—	32	32
Other comprehensive income (loss), after tax	—	—	(1,388)	—	(1,388)
Total comprehensive income (loss)					(1,356)
Dividends paid and distributions of capital	—	(413)	—	(396)	(809)
Balance as of June 30, 2022	$3	$2,778	$(1,298)	$(36)	$1,447

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2023	$3	$2,778	$(2,067)	$213	$927
Comprehensive income (loss):
Net income (loss)	—	—	—	190	190
Other comprehensive income (loss), after tax	—	—	198	—	198
Total comprehensive income (loss)					388
Dividends paid and distributions of capital	—	(8)	—	(302)	(310)
Balance as of June 30, 2023	$3	$2,770	$(1,869)	$101	$1,005

Balance as of January 1, 2022	$3	$3,191	$1,562	$324	$5,080
Comprehensive income (loss):
Net income (loss)	—	—	—	84	84
Other comprehensive income (loss), after tax	—	—	(2,860)	—	(2,860)
Total comprehensive income (loss)					(2,776)
Dividends paid and distributions of capital	—	(413)	—	(444)	(857)
Balance as of June 30, 2022	$3	$2,778	$(1,298)	$(36)	$1,447

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$604	$661
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,986	2,215
Mortgage loans on real estate	264	353
Limited partnerships/corporations	19	48
Acquisition of:
Fixed maturities	(2,134)	(3,125)
Mortgage loans on real estate	(199)	(292)
Limited partnerships/corporations	(52)	(96)
Short-term investments, net	246	—
Derivatives, net	26	100
Short-term loan to affiliate, net	(58)	130
Receipts on deposit asset contracts	134	57
Other, net	25	(16)
Net cash provided by (used in) investing activities	1,257	(626)
Cash Flows from Financing Activities:
Deposits received for investment contracts	906	2,851
Maturities and withdrawals from investment contracts	(2,255)	(2,244)
Dividends paid and distributions of capital	(310)	(857)
Other, net	22	61
Net cash provided by (used in) financing activities	(1,637)	(189)
Net increase (decrease) in cash and cash equivalents	224	(154)
Cash and cash equivalents, beginning of period	220	436
Cash and cash equivalents, end of period	$444	$282

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

The Company derives its revenue mainly from (a) Investment income earned on investments, (b) Fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (c) Premiums, (d) Net gains (losses) on investments and changes in fair value of embedded derivatives on product guarantees, and (e) Other revenue which includes certain other fees. The Company's benefits and expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) Operating expenses, which include expenses related to the selling and servicing of the various products offered by the Company and other general business expenses, and (c) Amortization of Deferred acquisition costs ("DAC") and Value of business acquired ("VOBA"). In addition, the Company collects broker-dealer commission revenues through Voya Financial Partners, LLC ("VFP"), which are, in turn, paid to broker-dealers and expensed.

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

VOBA is subject to recoverability testing; DAC is not. The Company performs testing to assess the recoverability of VOBA on an annual basis, or more frequently if circumstances indicate that a potential loss recognition issue exists. If VOBA is not deemed recoverable, charges will be applied against the VOBA balance before an additional reserve is established.

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

Interest rates used in discounting the reserves are based on an upper-medium grade (low-credit-risk) fixed-income instrument yield derived from observable market data. A 30-year forward rate is used for periods beyond the last observable market point. Reserves are remeasured quarterly to reflect changes in the discount rate, with the resulting change recorded in Accumulated other comprehensive income ("AOCI"). Locked-in interest rates used to determine interest accretion on reserves for new contracts sold after January 1, 2021 are based on the upper-medium grade (low-credit-risk) fixed-income instrument yield applicable at the time the contract was issued. Locked-in interest accretion rates for contracts in force as of the January 1, 2021 transition date for ASU 2018-12 are based on the locked-in interest rates in effect for those contracts immediately before the transition date. Interest accretion is recorded in Interest credited and other benefits to contract owners/policyholders on the Condensed Consolidated Statements of Operations.

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
•Fair value measurement of contract guarantee features qualifying as Market Risk Benefits ("MRB"), with changes in fair value recognized in the Statements of Operations. Changes in the instrument-specific credit risk will be recorded in AOCI.
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

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2023:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	Allowance for credit losses
Fixed maturities:
U.S. Treasuries	$303	$4	$23	$—	$284	$—
U.S. Government agencies and authorities	33	—	3	—	30	—
State, municipalities and political subdivisions	664	1	76	—	589	—
U.S. corporate public securities	6,641	42	902	—	5,780	1
U.S. corporate private securities	3,914	19	325	—	3,608	—
Foreign corporate public securities and foreign governments(1)	2,262	14	266	—	2,007	3
Foreign corporate private securities(1)	2,495	14	158	—	2,350	1
Residential mortgage-backed securities	2,748	22	141	1	2,630	—
Commercial mortgage-backed securities	2,896	—	418	—	2,471	7
Other asset-backed securities	1,485	2	85	—	1,402	—
Total fixed maturities, including securities pledged	23,441	118	2,397	1	21,151	12
Less: Securities pledged	875	—	86	—	789	—
Total fixed maturities	$22,566	$118	$2,311	$1	$20,362	$12
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2023, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$464	$459
After one year through five years	3,143	2,976
After five years through ten years	3,153	2,941
After ten years	9,552	8,272
Mortgage-backed securities	5,644	5,101
Other asset-backed securities	1,485	1,402
Fixed maturities, including securities pledged	$23,441	$21,151

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2023 and December 31, 2022, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholder's Equity.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2023
Communications	$936	$15	$98	$853
Financial	3,042	23	375	2,690
Industrial and other companies	6,017	21	676	5,362
Energy	1,502	15	114	1,403
Utilities	2,604	9	272	2,341
Transportation	875	5	81	799
Total	$14,976	$88	$1,616	$13,448

December 31, 2022
Communications	$911	$8	$117	$802
Financial	3,155	16	406	2,765
Industrial and other companies	6,344	10	774	5,580
Energy	1,486	11	131	1,366
Utilities	2,665	9	291	2,383
Transportation	915	1	100	816
Total	$15,476	$55	$1,819	$13,712

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2023 and December 31, 2022, approximately 55.2% and 46.9%, respectively, of the Company’s CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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
Repurchase Agreements

As of June 30, 2023 and December 31, 2022, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending

The Company engages in securities lending whereby the initial collateral is required at a rate of 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2023 and December 31, 2022, the fair value of loaned securities was $657 and $690, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2023 and December 31, 2022, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $540 and $615, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, liabilities to return collateral of $540 and $615, respectively, are included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets.

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2023 and December 31, 2022, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $138 and $103, respectively.

The following table presents borrowings under securities lending transactions by asset class from cash collateral invested and non-cash collateral as of the dates indicated:

	June 30, 2023	December 31, 2022
U.S. Treasuries	$26	$51
U.S. corporate public securities	449	466
Short-term Investments	1	—
Foreign corporate public securities and foreign governments	202	201
Total	$678	$718

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

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Six Months Ended June 30, 2023
	U.S. corporate public securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Total
Balance as of January 1, 2023	$—	$—	$6	$1	$7
Credit losses on securities for which credit losses were not previously recorded	1	7	(1)	—	7
Reductions for securities sold during the period	—	—	(2)	—	(2)
Balance as of June 30, 2023	$1	$7	$3	$1	$12

	Year Ended December 31, 2022
	Residential mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Total
Balance as of January 1, 2022	$1	$—	$47	$48
Credit losses on securities for which credit losses were not previously recorded	—	6	—	6
Reductions for securities sold during the period	—	—	(49)	(49)
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	3	2
Balance as of December 31, 2022	$—	$6	$1	$7

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table presents available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by market sector and duration as of June 30, 2023:

	Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities	Fair Value	Unrealized Capital Losses	Number of securities
U.S. Treasuries	$120	$3	23	$81	$20	10	$201	$23	33
U.S. Government, agencies and authorities	13	—	1	17	3	2	30	3	3
State, municipalities and political subdivisions	155	8	76	411	68	212	566	76	288
U.S. corporate public securities	1,345	72	278	3,470	830	913	4,815	902	1,191
U.S. corporate private securities	949	44	95	2,049	281	238	2,998	325	333
Foreign corporate public securities and foreign governments	459	16	94	1,188	250	317	1,647	266	411
Foreign corporate private securities	814	27	66	1,265	131	127	2,079	158	193
Residential mortgage-backed	355	17	205	712	124	416	1,067	141	621
Commercial mortgage-backed	355	36	72	2,062	382	475	2,417	418	547
Other asset-backed	120	5	36	1,145	80	390	1,265	85	426
Total	$4,685	$228	946	$12,400	$2,169	3,100	$17,085	$2,397	4,046

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

Based on the Company's quarterly evaluation of its securities in a unrealized loss position, described below, the Company concluded that these securities were not impaired as of June 30, 2023. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $231 from $2,628 to $2,397 for the six months ended June 30, 2023. The decreased in gross unrealized capital losses was driven primarily by tighter credit spreads. As of June 30, 2023, $618 of the total $2,397 of gross unrealized losses were from 543 available-for-sale fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for 12 months or greater.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's intent impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2023		2022
	Impairment	No. of Securities	Impairment	No. of Securities
Residential mortgage-backed	$2	$32	$2	$17
Commercial mortgage-backed	4	3	—	—
Total	$6	35	$2	17
	Six Months Ended June 30,
	2023		2022
	Impairment	No. of Securities	Impairment	No. of Securities
Residential mortgage-backed	2	34	7	25
Commercial mortgage-backed	4	3	—	—
Total	$6	37	$7	25

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Restructuring

Upon the adoption of ASU 2022-02 as of January 1, 2023, the Company no longer identifies certain debt modifications as troubled debt restructuring, but instead evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and six months ended June 30, 2023, the Company did not have any material debt modifications that require such disclosure.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of June 30, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$54	$124	$—	$—	$—	$178
2022	210	289	68	—	—	567
2021	188	205	199	—	—	592
2020	131	128	9	10	—	278
2019	166	65	20	—	—	251
2018	120	33	4	—	—	157
2017 and prior	1,788	346	5	—	—	2,139
Total	$2,657	$1,190	$305	$10	$—	$4,162

	As of December 31, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$210	$283	$63	$—	$—	$556
2021	187	229	239	10	—	665
2020	98	170	24	10	—	302
2019	167	72	20	—	—	259
2018	123	34	3	—	—	160
2017 and prior	1,866	399	20	—	—	2,285
Total	$2,651	$1,187	$369	$20	$—	$4,227

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated:

	As of June 30, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2023	$53	$65	$60	$—	$178
2022	210	62	191	104	567
2021	201	18	45	328	592
2020	199	20	5	54	278
2019	137	30	79	5	251
2018	88	19	50	—	157
2017 and prior	1,525	268	160	186	2,139
Total	$2,413	$482	$590	$677	$4,162
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
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated:

	As of June 30, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$14	$36	$3	$71	$8	$22	$2	$20	$2	$178
2022	114	116	46	88	101	81	1	1	19	567
2021	79	44	108	141	97	75	9	38	1	592
2020	63	135	14	8	8	30	—	6	14	278
2019	43	71	6	53	34	4	14	10	16	251
2018	28	53	48	7	7	9	—	5	—	157
2017 and prior	468	443	588	164	159	156	34	111	16	2,139
Total	$809	$898	$813	$532	$414	$377	$60	$191	$68	$4,162

	As of December 31, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$114	$115	$46	$87	$101	$73	$1	$1	$18	$556
2021	79	53	112	139	97	117	9	37	22	665
2020	64	143	14	14	8	30	—	6	23	302
2019	47	73	6	54	34	5	14	10	16	259
2018	28	55	49	7	7	9	—	5	—	160
2017 and prior	485	466	607	196	172	192	34	116	17	2,285
Total	$817	$905	$834	$497	$419	$426	$58	$175	$96	$4,227

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated:

	As of June 30, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$66	$80	$18	$14	$—	$—	$—	$178
2022	72	234	220	25	10	6	—	567
2021	22	130	324	100	—	8	8	592
2020	50	48	64	116	—	—	—	278
2019	29	57	126	30	9	—	—	251
2018	34	67	29	11	—	16	—	157
2017 and prior	577	580	429	354	47	114	38	2,139
Total	$850	$1,196	$1,210	$650	$66	$144	$46	$4,162

	As of December 31, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$72	$227	$216	$25	$10	$6	$—	$556
2021	23	144	382	100	—	8	8	665
2020	50	48	80	124	—	—	—	302
2019	29	58	128	33	11	—	—	259
2018	34	69	30	11	—	16	—	160
2017 and prior	633	620	456	372	48	117	39	2,285
Total	$841	$1,166	$1,292	$665	$69	$147	$47	$4,227

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2023	December 31, 2022
Allowance for credit losses, beginning of the period	$14	$11
Credit losses on mortgage loans for which credit losses were not previously recorded	2	2
Increase (decrease) on mortgage loans with allowance recorded in previous period	7	1
Provision for expected credit losses	23	14
Write-offs	—	—
Recoveries of amounts previously written off	—	—
Allowance for credit losses, end of period	$23	$14

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	June 30, 2023	December 31, 2022
Delinquency:
Current	$4,162	$4,227
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$4,162	$4,227

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of June 30, 2023 and December 31, 2022, the Company had no commercial mortgage loans in non-accrual status. There was no interest income recognized on loans in non-accrual status for the six months ended June 30, 2023 and year ended December 31, 2022.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed maturities	$318	$360	$651	$709
Equity securities	3	3	6	5
Mortgage loans on real estate	49	45	97	89
Policy loans	2	2	4	4
Short-term investments and cash equivalents	2	—	4	1
Limited partnerships and other	30	28	44	96
Gross investment income	404	438	806	904
Less: Investment expenses	17	18	35	35
Net investment income	$387	$420	$771	$869

As of June 30, 2023 and December 31, 2022, the Company had $10 and $8, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

Net Gains (Losses)

Net gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related impairment of investments. Net gains (losses) are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Net gains (losses) also include changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed maturities, available-for-sale, including securities pledged	$(15)	$(3)	$(24)	$(62)
Fixed maturities, at fair value option	(111)	(133)	(100)	(308)
Equity securities, at fair value	(2)	(17)	(6)	(21)
Derivatives	85	5	57	57
Embedded derivatives - fixed maturities	(1)	(1)	—	(3)
Other derivatives, net	—	11	—	18
Managed custody guarantees	—	1	3	(2)
Mortgage loans	(8)	1	(8)	4
Other investments	(1)	—	—	(1)
Net gains (losses)	$(53)	$(136)	$(78)	$(318)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds on sales	$1,252	$574	$2,132	$1,444
Gross gains	17	8	29	18
Gross losses	18	8	39	33

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2023			December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$35	$—	$—	$18	$—	$—
Foreign exchange contracts	620	44	3	596	58	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	20,966	302	341	12,470	262	327
Foreign exchange contracts	55	3	—	45	2	—
Credit contracts	138	—	3	141	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	1	—	N/A	2	—
Managed custody guarantees(3)	N/A	—	3	N/A	—	6
Total		$350	$350		$324	$337
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
(2) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(3) Included in Contract owner account balances on the Condensed Consolidated Balance Sheets.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2023 and December 31, 2022. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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

	June 30, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$138	$—	$3
Foreign exchange contracts	675	47	3
Interest rate contracts	18,692	302	340
		349	346
Counterparty netting(1)		(306)	(306)
Cash collateral netting(1)		(37)	(36)
Securities collateral netting(1)		(5)	(4)
Net receivables/payables		$1	$—
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

As of June 30, 2023, the Company held $41 and pledged $38 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2022, the Company held $50 and delivered $62 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2023, the Company delivered $132 of securities and held $6 of securities as collateral. As of December 31, 2022, the Company delivered $102 of securities and held $7 securities as collateral.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Three Months Ended June 30,
	2023		2022
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income/(loss)	Net investment income and Net gains/(losses)	Net investment income/(loss)	Net investment income and Net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(5)	$—	$45
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2	—	3

	Six Months Ended June 30,
	2023		2022
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives: Qualifying for hedge accounting
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income/(loss)	Net investment income and Net gains/(losses)	Net investment income/(loss)	Net investment income and Net gains/(losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(15)	$(1)	$51
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	4	—	5

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended June 30,
	2023		2022
	Net investment income/(loss)	Net gains/(losses)	Net investment income/(loss)	Net gains/(losses)
Total amounts of line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$387	$(53)	$420	$(136)
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	3	—

	Six Months Ended June 30,
	2023		2022
	Net investment income/(loss)	Net gains/(losses)	Net investment income/(loss)	Net gains/(losses)
Total amounts of line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$771	(78)	$869	(318)
Derivatives: Qualifying for hedge accounting
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	4	—	5	—

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain or (Loss) on Derivative	Three Months Ended June 30,
		2023	2022
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$84	$6
Foreign exchange contracts	Net gains (losses)	—	3
Credit contracts	Net gains (losses)	1	(4)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	(1)	(1)
Managed custody guarantees	Net gains (losses)	—	1
Total		$84	$5

	Location of Gain or (Loss) Recognized in Income on Derivative	Six Months Ended June 30,
		2023	2022
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$57	$57
Foreign exchange contracts	Net gains (losses)	—	4
Credit contracts	Net gains (losses)	—	(4)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	—	(3)
Managed custody guarantees	Net gains (losses)	3	(2)
Total		$60	$52

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$230	$54	$—	$284
U.S. Government agencies and authorities	—	30	—	30
State, municipalities and political subdivisions	—	589	—	589
U.S. corporate public securities	—	5,767	13	5,780
U.S. corporate private securities	—	2,303	1,305	3,608
Foreign corporate public securities and foreign governments(1)	—	2,007	—	2,007
Foreign corporate private securities (1)	—	2,017	333	2,350
Residential mortgage-backed securities	—	2,581	49	2,630
Commercial mortgage-backed securities	—	2,471	—	2,471
Other asset-backed securities	—	1,370	32	1,402
Total fixed maturities, including securities pledged	230	19,189	1,732	21,151
Equity securities	13	—	114	127
Derivatives:
Interest rate contracts	—	302	—	302
Foreign exchange contracts	—	47	—	47
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,319	1	—	1,320
Assets held in separate accounts	80,223	5,502	344	86,069
Total assets	$81,785	$25,041	$2,190	$109,016
Percentage of Level to Total	75%	23%	2%	100%
Liabilities:
Stabilizer and MCGs	$—	$—	$3	$3
Derivatives:
Interest rate contracts	4	337	—	341
Foreign exchange contracts	—	3	—	3
Credit contracts	—	3	—	3
Total liabilities	$4	$343	$3	$350
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2023
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$14	$—	$(1)	$—	$—	$—	$—	$—	$—	$13	$—	$—
U.S. Corporate private securities	1,364	—	(23)	17	—	(3)	(50)	—	—	1,305	—	(23)
Foreign corporate private securities(1)	352	1	—	15	—	—	(65)	30	—	333	1	—
Residential mortgage-backed securities	48	(2)	—	3	—	—	—	—	—	49	(2)	—
Other asset-backed securities	33	—	—	2	—	—	(1)	—	(2)	32	—	—
Total fixed maturities, including securities pledged	1,811	(1)	(24)	37	—	(3)	(116)	30	(2)	1,732	(1)	(23)
Equity securities, at fair value	113	1	—	—	—	—	—	—	—	114	1	—
Stabilizers and MCGs(2)	(3)	—	—	—	—	—	—	—	—	(3)	—	—
Assets held in separate accounts(4)	349	(8)	—	7	—	(7)	—	3	—	344	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2023
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$13	$—	$—	$—	$—	$—	$—	$—	$—	$13	$—	$—
U.S. Corporate private securities	1,356	—	3	47	—	(3)	(98)	—		1,305	—	3
Foreign corporate public securities and foreign governments(1)	2	—	—	—	—	—	—	—	(2)	—	—	—
Foreign corporate private securities(1)	339	2	5	63	—	—	(129)	53	—	333	2	4
Residential mortgage-backed securities	20	(2)	—	31	—	—	—	—	—	49	(2)	—
Other asset-backed securities	52	—	—	2	—	—	(2)	—	(20)	32	—	—
Total fixed maturities, including securities pledged	1,782	—	8	143	—	(3)	(229)	53	(22)	1,732	—	7
Equity securities, at fair value	117	(3)	—	—	—	—	—	—	—	114	(4)	—
Stabilizer and MCGs(2)	(6)	3	—	—	—	—	—	—	—	(3)	—	—
Assets held in separate accounts(4)	347	(4)	—	7	—	(9)	—	3	—	344	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2022
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$—		$—	$—	$—	$—	$—	$(39)	$8	$—	$—
U.S. Corporate private securities	1,424	—	(98)	73	—	—	(42)	—	(34)	1,323	—	(98)
Foreign corporate public securities and foreign governments(1)	3	—	—	4	—	—	—	—	(3)	4	—	—
Foreign corporate private securities(1)	378	(3)	(5)	47	—	—	(7)	—	(107)	303	(3)	(5)
Residential mortgage-backed securities	37	(5)	—	—	—	—	(9)	1	(2)	22	(5)	—
Other asset-backed securities	36	—	(2)	26	—	—	(1)	—	(12)	47	—	(2)
Total fixed maturities, including securities pledged	1,925	(8)	(105)	150	—	—	(59)	1	(197)	1,707	(8)	(105)
Equity securities, at fair value	117	(12)	—	23	—	—	—	—	(7)	121	(12)	—
Stabilizer and MCGs(2)	(15)	11	—	—	—	—	—	—	—	(4)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	7	—	—		—	—	(7)	—	—	—	—	—
Assets held in separate accounts(4)	334	(12)	—	67	—	(3)	—	—	(37)	349	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$5	$—	$(1)	$4	$—	$—	$—	$—	$—	$8	$—	$(1)
U.S. Corporate private securities	1,379	1	(210)	136	—	—	(83)	110	(10)	1,323	—	(210)
Foreign corporate public securities and foreign governments(1)	—	—	—	4	—	—	—	—	—	4	—	—
Foreign corporate private securities(1)	272	(20)	(24)	86	—	—	(17)	110	(104)	303	(3)	(24)
Residential mortgage-backed securities	34	(12)	—	—	—	—	—	1	(1)	22	(12)	—
Other asset-backed securities	33	—	(3)	29	—	(10)	(2)	—	—	47	—	(3)
Total fixed maturities, including securities pledged	1,723	(31)	(238)	259	—	(10)	(102)	221	(115)	1,707	(15)	(238)
Equity securities, at fair value	114	(16)	—	23	—	—	—	—	—	121	(16)	—
Stabilizers and MCGs(2)	(20)	17	—	—	(1)	—	—	—	—	(4)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	7	—	—	(7)	—	—	—	—	—
Assets held in separate accounts(4)	316	(26)	—	132	—	(4)	—	6	(75)	349	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2023 and 2022, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,151	$21,151	$21,819	$21,819
Equity securities	127	127	133	133
Mortgage loans on real estate	4,162	3,875	4,227	3,996
Policy loans	159	159	159	159
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,320	1,320	1,407	1,407
Derivatives	349	349	322	322
Other investments	131	131	132	132
Assets held in separate accounts	86,069	86,069	77,639	77,639
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	28,022	29,593	29,047	30,098
Funding agreements with fixed maturities	762	765	731	733
Supplementary contracts, immediate annuities and other	238	204	251	192
Stabilizer and MCGs	3	3	6	6
Derivatives	347	347	331	331
Short-term debt(2)	54	54	32	32
Long-term debt(2)	2	2	2	2
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA
	Wealth Solutions Deferred and Individual Annuities
Balance as of January 1, 2022	$573	$375
Deferrals of commissions and expenses	54	4
Amortization expense	(49)	(31)
Balance as of December 31, 2022	$578	$348
Deferrals of commissions and expenses	27	2
Amortization expense	(23)	(15)
Balance as of June 30, 2023	$582	$335
The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2023	December 31, 2022
DAC:
Wealth Solutions Deferred and Individual Annuities	$582	$578
Other	11	12
VOBA	335	348
Total	$928	$938

There was no loss recognition for VOBA during 2023 and 2022.

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity
	June 30, 2023	December 31, 2022
Balance at January 1	$27,951	$27,095
Deposits	1,126	2,850
Fee income	(4)	(8)
Surrenders and withdrawals	(2,398)	(3,774)
Benefit payments	(64)	(113)
Net transfers from (to) separate accounts	72	1,174
Interest credited	364	714
Other	6	13
Ending Balance	$27,053	$27,951

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Weighted-average crediting rate	2.7%	2.6%
Net amount at risk (1)	$121	$154
Cash surrender value	$26,680	$27,567
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

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and Contract owner accounts balances on the Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2023	December 31, 2022
Wealth Solutions Deferred group and individual annuity (Contract owner account balances)	$27,053	$27,951
Other (Future policy benefits and Contract owner account balances)	4,817	4,991
Ending balance	$31,870	$32,942

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of June 30, 2023, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate
Up to 1.00%	$13	$6,159	$2,715	$1,863	$829	$741	$12,320
1.01% - 2.00%	147	89	47	3	—	1	287
2.01% - 3.00%	6,670	31	1	—	—	—	6,702
3.01% - 4.00%	8,123	—	—	—	—	—	8,123
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	390	—	—	—	3	—	393
Total discretionary rate setting products	$15,347	$6,279	$2,763	$1,866	$832	$742	$27,829
(1) Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after June 30, 2023 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

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

As of June 30, 2023, the Company has reinsurance treaties with 3 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. Premiums receivable and reinsurance recoverable were comprised of the following as of the dates indicated:

	June 30,	December 31,
	2023	2022
Premiums receivable	$(2)	$(1)
Reinsurance recoverable, net of allowance for credit losses	2,940	3,033
Total	$2,938	$3,032

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended June 30
	2023	2022
Premiums:
Direct premiums	$7	$7
Reinsurance assumed	—	—
Reinsurance ceded	(1)	(2)
Net premiums	$6	$5

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$223	$215
Reinsurance assumed	1	2
Reinsurance ceded	(46)	(14)
Net interest credited and other benefits to contract owners / policyholders	$178	$203

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30
	2023	2022
Premiums:
Direct premiums	$10	$10
Reinsurance assumed	—	—
Reinsurance ceded	(1)	(2)
Net premiums	$9	$8

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$443	$429
Reinsurance assumed	2	3
Reinsurance ceded	(83)	(53)
Net interest credited and other benefits to contract owners / policyholders	$362	$379

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of June 30, 2023 and December 31, 2022, the Company had a deposit asset of $1.2 billion and $1.3 billion, which is reported in "Other assets" on the accompanying Condensed Consolidated Balance Sheets.

8.    Separate Accounts

The following tables present a rollforward of Separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	June 30, 2023			December 31, 2022
	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total
Balance at January 1	$7,196	$68,373	$75,569	$8,091	$85,852	$93,943
Policyholder behavior	(119)	354	235	(68)	(1,240)	(1,308)
Fee income	(17)	(200)	(217)	(34)	(412)	(446)
Investment performance	151	8,201	8,352	(794)	(15,828)	(16,622)
Other	—	—	—	1	1	2
Balance at end of period	$7,211	$76,728	$83,939	$7,196	$68,373	$75,569
Reconciliation to Condensed Consolidated Balance Sheets:

Other	2,130	2,070
Total Separate Accounts liabilities	$86,069	$77,639

Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $76,697 and $68,345 as of June 30, 2023 and December 31, 2022, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	June 30	December 31
	2023	2022
U.S. Treasury securities and obligations of U.S government corporations and agencies	$1,157	$1,586
Corporate Debt securities:	1,791	1,647
Foreign debt securities	706	660
Mortgage-backed securities	3,274	3,434
Equity securities (including mutual funds)	78,281	69,774
Cash, cash equivalents and short-term investments	454	311
Receivable for securities and accruals	406	227
Total	$86,069	$77,639

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	June 30,
	2023	2022
Fixed maturities, net of impairment	$(2,279)	$(1,565)
Derivatives(1)	87	116
Change in current discount rate	(338)	(360)
Deferred income tax asset (liability)	660	508
Total	(1,870)	(1,301)
Pension and other postretirement benefits liability, net of tax	1	3
AOCI	$(1,869)	$(1,298)
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2023, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $17.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2023
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(251)		$52	$(199)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	9		(2)	7
Change in unrealized gains (losses) on available-for-sale securities	(242)		50	(192)

Derivatives:
Derivatives	(5)	(1)	1	(4)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	(10)		2	(8)

Change in current discount rate	5		(1)	4
Change in Accumulated other comprehensive income (loss)	$(247)		$51	$(196)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Six Months Ended June 30, 2023
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$246		$(52)	$194
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	19		(4)	15
Change in unrealized gains (losses) on available-for-sale securities	265		(56)	209

Derivatives:
Derivatives	(15)	(1)	3	(12)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(10)		2	(8)
Change in unrealized gains (losses) on derivatives	(25)		5	(20)

Change in current discount rate	11		(2)	9
Change in Accumulated other comprehensive income (loss)	$251		$(53)	$198
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2022
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,828)		$384	$(1,444)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	17		(3)	14
Change in unrealized gains (losses) on available-for-sale securities	(1,811)		381	(1,430)

Derivatives:
Derivatives	44	(1)	(9)	35
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	39		(8)	31

Change in current discount rate	15		(4)	11
Change in Accumulated other comprehensive income (loss)	(1,757)		369	(1,388)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Six Months Ended June 30, 2022
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,767)		$791	$(2,976)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	77		(16)	61
Change in unrealized gains (losses) on available-for-sale securities	(3,690)		775	(2,915)

Derivatives:
Derivatives	49	(1)	(10)	39
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(10)		2	(8)
Change in unrealized gains (losses) on derivatives	39		(8)	31

Change in current discount rate	31		(7)	24
Change in Accumulated other comprehensive income (loss)	$(3,620)		$760	$(2,860)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

10.    Revenue from Contracts with Customers

Revenue for various financial services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation. For advisory and recordkeeping and administration

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

("R&A") services, the Company recognizes revenue as services are provided, generally over time. For distribution and shareholder servicing , the Company recognizes revenue as related consideration is received and provides distribution services at a point in time and shareholder services over time. Contract terms are typically less than one year, and consideration is variable. For a description of principal activities from which the Company generates revenue, see the Business section above for further information. Revenue for various financial services is recorded in Fee income and Other revenue in the Condensed Consolidated Statements of Operations.

Financial services revenue is disaggregated by type of service in the following table:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Advisory and R&A	$114	$114	$226	$232
Distribution and shareholder servicing	18	21	36	42
Total financial services revenue	132	135	262	274
Revenue from other sources(1)	118	128	231	263
Total Fee income and Other revenue	$250	$263	$493	$537

(1)Primarily consists of revenue from insurance contracts and financial instruments.

For the six months ended June 30, 2023 and year ended December 31, 2022, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods. Receivables of $76 and $90 are included in Other assets on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.

11.    Income Taxes

The Company's effective tax rates for the three and six months ended June 30, 2023 were 11.5% and 10.4%, respectively, and the Company's effective tax rates for the three and six months ended June 30, 2022 were (23.1)% and (9.1)%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction and tax credits.

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which imposes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations. The CAMT is effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. If the CAMT applies, the Company will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of June 30, 2023, the Company had year-to-date gains on securities of $251 in Other comprehensive income, which reduced the related DTA. Additionally, operating income remained positive for the period and was largely consistent with the 2022 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs and did not establish a valuation allowance. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K.

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

Under this agreement, the Company incurred $1 interest expense for the three and six months ended June 30, 2023 and immaterial interest expense for the three and six months ended June 30, 2022. The Company earned $8 and $12 of interest income for the three and six months ended June 30, 2023, respectively. The Company earned $2 and $3 of interest income for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, VRIAC had $58 outstanding receivables and VIPS had an outstanding payable of $53 under the reciprocal loan agreement. As of December 31, 2022, the Company had no outstanding receivable and VIPS had a $31 outstanding payable from/to Voya Financial under the reciprocal loan agreement.

13.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of June 30, 2023, the Company had off-balance sheet commitments to acquire mortgage loans of $101 and purchase limited partnerships and private placement investments of $658.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	June 30, 2023	December 31, 2022
Fixed maturity collateral pledged to FHLB(1)	$1,140	$997
FHLB restricted stock(2)	36	35
Other fixed maturities-state deposits	11	11
Cash and cash equivalents	2	2
Securities pledged(3)	789	792
Total restricted assets	$1,978	$1,837
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $657 and $690 as of June 30, 2023 and December 31, 2022, respectively. In addition, as of June 30, 2023 and December 31, 2022, the Company delivered securities as collateral of $132 and $102, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2023 and December 31, 2022, the Company had $762 and $730, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, assets with a market value of approximately $1,140 and $997, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

Litigation includes Ravarino, et al. v. Voya Financial, Inc., et al. (USDC District of Connecticut, No. 3:21-cv-01658)(filed December 14, 2021). In this putative class action, the plaintiffs allege that the named defendants, which include the Company, breached their fiduciary duties of prudence and loyalty in the administration of the Voya 401(k) Savings Plan. The plaintiffs claim that the named defendants did not exercise proper prudence in their management of allegedly poorly performing investment options, including proprietary funds, and passed excessive investment-management and other administrative fees for proprietary and non-proprietary funds onto plan participants. The plaintiffs also allege that the defendants engaged in self-dealing through the inclusion of the Voya Stable Value Option into the plan offerings and by setting the “crediting rate” for participants’ investment in the Stable Value Fund artificially low in relation to Voya’s general account investment returns in order to maximize the spread and Voya’s profits at the participants’ expense. The complaint seeks disgorgement of unjust profits as well as costs incurred. On June 13, 2023, the Court issued a ruling granting in part and denying in part Voya's motion to dismiss. The court largely dismissed the claims for breach of fiduciary duty. The remaining claims concern allegations of breaches of the ERISA prohibited transactions rule and a claim for failure to monitor the Voya Small Cap Growth fund. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

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

14.    Related Party Transactions
Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three and six months ended June 30, 2023, revenues with affiliated entities related to these agreements were $20 and $39 . For the three and six months ended June 30, 2022, revenues with affiliated entities related to these agreements were $21 and $44.

For the three and six months ended June 30, 2023, expenses with affiliated entities related to the aforementioned operating agreements were $145 and $305. For the three and six months ended June 30, 2022, expenses with affiliated entities related to the aforementioned operating agreements were $147 and $308.

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

The following discussion and analysis presents a review of our results of operations for the three and six months ended June 30, 2023 and 2022 and financial condition as of June 30, 2023 and December 31, 2022. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report on Form 10-K").

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
•Investment impairments;
•Income taxes; and
•Contingencies.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe that the amounts provided are appropriate based on the facts available upon preparation of the Condensed Consolidated Financial Statements.

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

Income Taxes

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 ("IRA of 2022"), which imposes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. If the CAMT applies, we will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards. As a separate taxpayer, we do not expect to be subject to the 1% excise tax.

On January 4, 2021, Voya Financial completed a series of transactions pursuant to a Master Transaction Agreement with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of this transaction, Resolution Life US acquired Voya Financial's wholly owned subsidiary, Security Life of Denver Company ("SLD"). Resolution Life US notified Voya Financial that SLD may generate a material capital loss in the 2022 tax year. Pursuant to Federal tax law, the 2022 net capital loss generated by SLD must be carried back to Voya Financial's consolidated tax return and any resulting income tax benefit will be retained by Voya Financial and its subsidiaries, subject to applicable limitations, resulting in a material decrease to Voya Financial and its subsidiaries' effective tax rate. VRIAC may record a related tax benefit upon our verification of the amount of SLD’s capital loss and confirmation that such loss is included in the 2022 Resolution Life US tax return.

See the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on income taxes.

Results of Operations

($ in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues:
Net investment income	$387	$420	$(33)	$771	$869	$(98)
Fee income	247	246	1	484	509	(25)
Premiums	6	5	1	9	8	1
Broker-dealer commission revenue	1	1	—	1	1	—
Net gains (losses)	(53)	(136)	83	(78)	(318)	240
Other revenue	3	17	(14)	9	28	(19)
Total revenues	591	553	38	1,196	1,097	99
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	178	203	(25)	362	379	(17)
Operating expenses	278	303	(25)	581	599	(18)
Broker-dealer commission expense	1	1	—	1	1	—
Net amortization of Deferred policy acquisition costs and Value of business acquired	20	20	—	39	41	(2)
Interest expense	1	—	1	1	—	—
Total benefits and expenses	478	527	(49)	984	1,020	(36)
Income (loss) before income taxes	113	26	87	212	77	135
Income tax expense (benefit)	13	(6)	19	22	(7)	29
Net income (loss)	$100	$32	$68	$190	$84	$106

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

Revenues

Net investment income decreased by $33 million from $420 million to $387 million primarily due to:

•lower prepayment fee and alternative investment income in the current period primarily driven by the impact of equity market performance.

Net gains (losses) improved by $83 million from a loss of $136 million to a loss of $53 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements; and
•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

The improvement was partially offset by:

•higher impairments in the current period primarily related to CECL; and
•higher losses on bond sales due to higher interest rates.

Other revenue decreased by $14 million from $17 million to $3 million primarily due to:

•lower revenue from transition service agreements; and
•a decrease in VIPS (Voya Institutional Plan Services) related miscellaneous income.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased by $25 million from $203 million to $178 million primarily due to:

•lower accretion on deposit assets and favorable changes in CECL allowance.

Income Tax Expense

Income tax expense (benefit) changed $19 million from a benefit of $6 million to an expense of $13 million primarily due to:

•an increase in income before income taxes.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

Revenues

Net investment income decreased by $98 million from $869 million to $771 million primarily due to:

•lower prepayment fee and alternative investment income in the current period primarily driven by the impact of equity market performance.

Net gains (losses) improved by $240 million from a loss of $318 million to a loss of $78 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•higher impairments in the prior period primarily related to CECL.

The improvement was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.

Other revenue decreased by $19 million from $28 million to $9 million primarily due to:

•lower revenue from transition service agreements.

Income Tax Expense

Income tax expense (benefit) changed $29 million from a benefit of $7 million to an expense of $22 million primarily due to:

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2023		December 31, 2022
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, net of allowance	$19,051	70.2%	$19,772	70.4%
Fixed maturities, at fair value option	1,311	4.8%	1,255	4.5%
Equity securities, at fair value	127	0.5%	133	0.5%
Short-term investments(1)	1	—%	248	0.9%
Mortgage loans on real estate, net of allowance	4,139	15.3%	4,213	15.0%
Policy loans	159	0.6%	159	0.6%
Limited partnerships/corporations	1,075	4.0%	1,043	3.7%
Derivatives	349	1.2%	322	1.1%
Securities pledged	789	2.9%	792	2.8%
Other investments	131	0.5%	132	0.5%
Total investments	$27,132	100.0%	$28,069	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	June 30, 2023
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$303	1.3%	$284	1.3%
U.S. Government agencies and authorities	33	0.1%	30	0.1%
State, municipalities, and political subdivisions	664	2.8%	589	2.8%
U.S. corporate public securities	6,641	28.4%	5,780	27.3%
U.S. corporate private securities	3,914	16.8%	3,608	17.1%
Foreign corporate public securities and foreign governments(1)	2,262	9.6%	2,007	9.5%
Foreign corporate private securities(1)	2,495	10.6%	2,350	11.1%
Residential mortgage-backed securities	2,748	11.7%	2,630	12.5%
Commercial mortgage-backed securities	2,896	12.4%	2,471	11.7%
Other asset-backed securities	1,485	6.3%	1,402	6.6%
Total fixed maturities, including securities pledged	$23,441	100.0%	$21,151	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2022
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$404	1.7%	$377	1.7%
U.S. Government agencies and authorities	33	0.1%	30	0.1%
State, municipalities, and political subdivisions	691	2.8%	600	2.7%
U.S. corporate public securities	6,938	28.6%	5,938	27.2%
U.S. corporate private securities	3,885	15.9%	3,568	16.4%
Foreign corporate public securities and foreign governments(1)	2,380	9.8%	2,066	9.5%
Foreign corporate private securities(1)	2,617	10.7%	2,438	11.2%
Residential mortgage-backed securities	3,023	12.4%	2,893	13.3%
Commercial mortgage-backed securities	2,978	12.2%	2,599	11.9%
Other asset-backed securities	1,418	5.8%	1,310	6.0%
Total fixed maturities, including securities pledged	$24,367	100.0%	$21,819	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2023, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2023
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$284	$—	$—	$—	$—	$—	$284
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	565	24	—	—	—	—	589
U.S. corporate public securities	1,734	3,815	203	28	—	—	5,780
U.S. corporate private securities	1,322	2,062	152	71	1	—	3,608
Foreign corporate public securities and foreign governments(1)	668	1,212	84	41	—	2	2,007
Foreign corporate private securities(1)	292	1,905	127	16	10	—	2,350
Residential mortgage-backed securities	2,487	128	2	1	5	7	2,630
Commercial mortgage-backed securities	2,068	338	54	6	3	2	2,471
Other asset-backed securities	1,209	183	2	4	1	3	1,402
Total fixed maturities	$10,659	$9,667	$624	$167	$20	$14	$21,151
% of Fair Value	50.4%	45.7%	2.9%	0.8%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$377	$—	$—	$—	$—	$—	$377
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	567	33	—	—	—	—	600
U.S. corporate public securities	1,799	3,886	218	26	—	9	5,938
U.S. corporate private securities	1,293	2,027	180	66	2	—	3,568
Foreign corporate public securities and foreign governments(1)	680	1,266	75	40	—	5	2,066
Foreign corporate private securities(1)	282	2,044	82	21	9	—	2,438
Residential mortgage-backed securities	2,640	238	2	—	5	8	2,893
Commercial mortgage-backed securities	2,160	366	59	7	5	2	2,599
Other asset-backed securities	1,081	218	2	5	1	3	1,310
Total fixed maturities	$10,909	$10,078	$618	$165	$22	$27	$21,819
% of Fair Value	50.0%	46.2%	2.8%	0.8%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	June 30, 2023
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$284	$—	$—	$—	$—	$284
U.S. Government agencies and authorities	28	2	—	—	—	30
State, municipalities and political subdivisions	39	359	166	25	—	589
U.S. corporate public securities	22	257	1,587	3,689	225	5,780
U.S. corporate private securities	28	145	1,150	1,993	292	3,608
Foreign corporate public securities and foreign governments(1)	8	112	585	1,161	141	2,007
Foreign corporate private securities(1)	—	25	222	1,962	141	2,350
Residential mortgage-backed securities	2,169	155	78	100	128	2,630
Commercial mortgage-backed securities	871	278	557	661	104	2,471
Other asset-backed securities	91	318	787	187	19	1,402
Total fixed maturities	$3,540	$1,651	$5,132	$9,778	$1,050	$21,151
% of Fair Value	16.7%	7.8%	24.3%	46.2%	5.0%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$377	$—	$—	$—	$—	$377
U.S. Government agencies and authorities	28	2	—	—	—	30
State, municipalities and political subdivisions	38	370	159	33	—	600
U.S. corporate public securities	21	283	1,679	3,686	269	5,938
U.S. corporate private securities	27	146	1,065	2,069	261	3,568
Foreign corporate public securities and foreign governments(1)	8	116	591	1,218	133	2,066
Foreign corporate private securities(1)	—	26	239	2,047	126	2,438
Residential mortgage-backed securities	2,210	145	79	185	274	2,893
Commercial mortgage-backed securities	895	288	608	687	121	2,599
Other asset-backed securities	88	290	694	221	17	1,310
Total fixed maturities	$3,692	$1,666	$5,114	$10,146	$1,201	$21,819
% of Fair Value	16.9%	7.6%	23.5%	46.5%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $231 million from $2.6 billion to $2.4 billion for the six months ended June 30, 2023. The decreased in unrealized losses was driven primarily by tighter credit spreads.

As of June 30, 2023 and December 31, 2022, we held three fixed maturity securities with unrealized capital losses in excess of $10 million. As of June 30, 2023 and December 31, 2022, the unrealized capital losses on these fixed maturity securities equaled $33 million, or 1.4% and $33.2 million, or 1.3%, respectively, of the total unrealized losses.

As of June 30, 2023, we had $1.4 billion of energy sector fixed maturity securities, constituting 6.6% of the total fixed maturities portfolio, with gross unrealized capital losses of $114 million, including no energy sector fixed maturity security with unrealized capital loss in excess of $10 million. As of June 30, 2023, our fixed maturity exposure to the energy sector is comprised of 90.7% investment grade securities.

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

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,540	$10	$32	$—	$1,518
Prime Non-Agency	1,178	9	107	—	1,080
Alt-A	21	2	1	1	23
Sub-Prime(1)	17	1	1	—	17
Total RMBS	$2,756	$22	$141	$1	$2,638
(1) Includes subprime other asset backed securities.
	December 31, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,493	$12	$33	$—	$1,472
Prime Non-Agency	1,496	7	118	—	1,385
Alt-A	24	3	1	1	27
Sub-Prime(1)	19	1	1	—	19
Total RMBS	$3,032	$23	$153	$1	$2,903
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2017 and prior	$648	$554	$125	$115	$193	$171	$145	$118	$98	$75	$1,209	$1,033
2018	74	63	19	16	58	51	33	26	17	11	201	167
2019	126	110	33	31	91	82	200	157	7	6	457	386
2020	38	35	21	18	46	36	102	81	2	2	209	172
2021	121	95	69	62	147	129	239	210	3	2	579	498
2022	19	14	35	32	94	86	80	70	7	7	235	209
2023	—	—	3	4	3	2	—	—	—	—	6	6
Total CMBS	$1,026	$871	$305	$278	$632	$557	$799	$662	$134	$103	$2,896	$2,471

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2017 and prior	$642	$559	$139	$129	$206	$187	$160	$138	$83	$74	$1,230	$1,087
2018	73	64	19	16	71	64	29	24	17	14	209	182
2019	126	111	33	31	104	94	202	164	6	4	471	404
2020	50	46	21	18	46	37	107	85	—	—	224	186
2021	123	98	67	60	138	121	231	200	3	3	562	482
2022	20	17	36	34	114	105	86	76	26	26	282	258
Total CMBS	$1,034	$895	$315	$288	$679	$608	$815	$687	$135	$121	$2,978	$2,599

As of June 30, 2023, 83.7% and 13.7% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 82.9% and 14.2% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$53	$52	$271	$264	$721	$696	$72	$66	$15	$10	$1,132	$1,088
Auto-Loans	—	—	6	5	—	—	—	—	—	—	6	5
Student Loans	10	9	53	48	—	—	—	—	—	—	63	57
Credit Card loans	—	—	—	—	2	2	—	—	—	—	2	2
Other Loans	36	30	1	1	101	89	131	117	5	5	274	242
Total Other ABS(1)	$99	$91	$331	$318	$824	$787	$203	$183	$20	$15	$1,477	$1,394
(1) Excludes subprime other asset backed securities
	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$50	$48	$247	$236	$658	$616	$72	$66	$15	$10	$1,042	$976
Auto-Loans	—	—	6	6	—	—	—	—	—	—	6	6
Student Loans	10	9	53	48	—	—	—	—	—	—	63	57
Credit Card loans	—	—	—	—	2	1	—	—	—	—	2	1
Other Loans	37	30	1	1	86	76	172	153	—	—	296	260
Total Other ABS(1)	$97	$87	$307	$291	$746	$693	$244	$219	$15	$10	$1,409	$1,300
(1) Excludes subprime other asset backed securities

As of June 30, 2023, 86.2% and 13.1% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 82.7% and 16.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of June 30, 2023, our mortgage loans on real estate portfolio had a weighted average DSC of 1.8 times and a weighted average LTV ratio of 46.1%. As of December 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 1.8 times and a weighted average LTV ratio of 46.6%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of June 30, 2023, the Company's total European exposure had an amortized cost and fair value of $2,248 million and $2,044 million, respectively. Some of the major country level exposures were in the United Kingdom of $946 million, in France of $184 million, in The Netherlands of $197 million, in Switzerland of $105 million, in Germany of $171 million, and in Belgium of $48 million. Our direct exposure in Eastern Europe is comparatively small, with $1 million of exposure in Russia and none in Ukraine or Belarus.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of June 30, 2023, VRIAC had $58 million outstanding receivable and VIPS had $53 million outstanding payable under the reciprocal loan agreement. As of December 31, 2022, we had no outstanding receivable and VIPS had $31 million outstanding payable from/to Voya Financial under the reciprocal loan agreement. We and Voya Financial continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Interest on any borrowing by either us or Voya Financial is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 44.7% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2023, VRIAC had securities lending collateral assets of $540 million, which represents approximately 0.5% of its general account statutory admitted assets. As of December 31, 2022, VRIAC had securities lending collateral assets of $615 million, which represents approximately 0.6% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2023 and June 30, 2022, VRIAC did not receive any capital contribution from its Parent.

During the six months ended June 30, 2023, VRIAC paid an ordinary dividend to its Parent in the aggregate amount of $310 million. During the six months ended June 30, 2022, VRIAC paid an ordinary and extraordinary dividends to its Parent in the aggregate amount of $48 million and $809 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
10.2+
Amendment No. 10, entered into on June 22, 2023, and effective as of January 1, 2023, amends the Intercompany Agreement, dated as of December 22, 2010, effective January 1, 2010, as amended, by and between VRIAC and Voya Investment Management LLC.

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

August 10, 2023			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

