Form 10-Q
period 2023-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2023-11-09
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
As of November 3, 2023, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2023

As used in this Quarterly Report on Form 10-Q, "VRIAC" refers to Voya Retirement Insurance and Annuity Company and the "Company," "we," "our" and "us" refer to VRIAC and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) interest rates, (iv) the frequency and severity of insured loss events, (v) the effects of natural or man-made disasters, including pandemic events, (vi) mortality and morbidity levels, (vii) persistency and lapse levels, (viii) currency exchange rates, (ix) general competitive factors, (x) changes in laws and regulations, such as those relating to Federal taxation, state insurance regulations and NAIC regulations and guidelines, (xi) changes in the policies of governments and/or regulatory authorities, and (xii) our parent company, Voya Financial, Inc.'s ability to successfully manage the separation of the Individual Life business that closed on January 4, 2021. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 033-23376) (the "Annual Report on Form 10-K") and in this Quarterly Report on Form 10-Q.

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
Condensed Consolidated Balance Sheets
September 30, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,985 as of 2023 and $22,218 as of 2022; net of allowance for credit losses of $14 as of 2023 and $7 as of 2022)	$18,131	$19,772
Fixed maturities, at fair value using the fair value option	1,230	1,255
Equity securities, at fair value	123	133
Short-term investments	186	248
Mortgage loans on real estate (net of allowance for credit losses of $24 as of 2023 and $14 as of 2022)	4,129	4,213
Policy loans	161	159
Limited partnerships/corporations	1,085	1,043
Derivatives	328	322
Securities pledged (amortized cost of $845 as of 2023 and $894 as of 2022)	718	792
Other investments	127	132
Total investments	26,218	28,069
Cash and cash equivalents	154	220
Short-term investments under securities loan agreements, including collateral delivered	753	939
Accrued investment income	309	289
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2023 and 2022)	2,811	3,032
Deferred policy acquisition costs and Value of business acquired	923	938
Deferred income taxes	888	774
Other assets (net of allowance for credit loss of $0 as of 2023 and 2022)	1,690	1,681
Assets held in separate accounts	82,861	77,639
Total assets	$116,607	$113,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
Liabilities:
Future policy benefits and contract owner account balances	$31,213	$32,942
Payables under securities loan agreements, including collateral held	779	921
Due to affiliates	115	134
Derivatives	305	331
Other liabilities	797	687
Liabilities related to separate accounts	82,861	77,639
Total liabilities	$116,070	$112,654

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock (100,000 shares authorized, 55,000 issued and outstanding as of 2023 and 2022, respectively; $50 par value per share)	3	3
Additional paid-in capital	2,770	2,778
Accumulated other comprehensive income (loss)	(2,407)	(2,067)
Retained earnings (deficit)	171	213
Total shareholder's equity	537	927
Total liabilities and shareholder's equity	$116,607	$113,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net investment income	$384	$366	$1,155	$1,235
Fee income	254	237	738	746
Premiums	15	2	24	10
Net gains (losses)	(64)	(69)	(142)	(387)
Other revenue	2	8	12	37
Total revenues	591	544	1,787	1,641
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	261	174	623	553
Operating expenses	269	269	851	869
Net amortization of Deferred policy acquisition costs and Value of business acquired	19	21	58	62
Interest expense	1	1	2	1
Total benefits and expenses	550	465	1,534	1,485
Income (loss) before income taxes	41	79	253	156
Income tax expense (benefit)	(29)	5	(7)	(2)
Net income (loss)	$70	$74	$260	$158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$70	$74	$260	$158
Other comprehensive income (loss), before tax:
Change in current discount rate	4	10	15	41
Unrealized gains (losses) on securities	(686)	(1,220)	(446)	(4,871)
Other comprehensive income (loss), before tax	(682)	(1,210)	(431)	(4,830)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(144)	(254)	(91)	(1,014)
Other comprehensive income (loss), after tax	(538)	(956)	(340)	(3,816)
Comprehensive income (loss)	$(468)	$(882)	$(80)	$(3,658)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of July 1, 2023	$3	$2,770	$(1,869)	$101	$1,005
Comprehensive income (loss):
Net income (loss)	—	—	—	70	70
Other comprehensive income (loss), after tax	—	—	(538)	—	(538)
Total comprehensive income (loss)					(468)
Balance as of September 30, 2023	$3	$2,770	$(2,407)	$171	$537

Balance as of July 1, 2022	$3	$2,778	$(1,298)	$(36)	$1,447
Comprehensive income (loss):
Net income (loss)	—	—	—	74	74
Other comprehensive income (loss), after tax	—	—	(956)	—	(956)
Total comprehensive income (loss)					(882)
Balance as of September 30, 2022	$3	$2,778	$(2,254)	$38	$565

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2023	$3	$2,778	$(2,067)	$213	$927
Comprehensive income (loss):
Net income (loss)	—	—	—	260	260
Other comprehensive income (loss), after tax	—	—	(340)		(340)
Total comprehensive income (loss)					(80)
Dividends paid and distributions of capital	—	(8)	—	(302)	(310)
Balance as of September 30, 2023	$3	$2,770	$(2,407)	$171	$537

Balance as of January 1, 2022	$3	$3,191	$1,562	$324	$5,080
Comprehensive income (loss):
Net income (loss)	—	—	—	158	158
Other comprehensive income (loss), after tax	—	—	(3,816)	—	(3,816)
Total comprehensive income (loss)					(3,658)
Dividends paid and distributions of capital	—	(413)	—	(444)	(857)
Balance as of September 30, 2022	$3	$2,778	$(2,254)	$38	$565

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$931	$1,020
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,829	3,352
Equity securities	4	—
Mortgage loans on real estate	340	506
Limited partnerships/corporations	38	61
Acquisition of:
Fixed maturities	(2,690)	(4,574)
Mortgage loans on real estate	(267)	(464)
Limited partnerships/corporations	(84)	(129)
Short-term investments, net	62	—
Derivatives, net	42	166
Short-term loan to affiliate, net	(161)	26
Receipts on deposit asset contracts	196	85
Other, net	50	41
Net cash provided by (used in) investing activities	1,359	(930)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,159	3,763
Maturities and withdrawals from investment contracts	(3,254)	(3,305)
Dividends paid and distributions of capital	(310)	(857)
Other, net	49	80
Net cash provided by (used in) financing activities	(2,356)	(319)
Net increase (decrease) in cash and cash equivalents	(66)	(229)
Cash and cash equivalents, beginning of period	220	436
Cash and cash equivalents, end of period	$154	$207

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

On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"), under the modified retrospective adoption method. ASU 2018-12 provided new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. The unaudited Condensed Consolidated Financial Statements are presented under the new guidance for reporting periods beginning January 1, 2021. See “Adoption of New Pronouncements” below for additional information regarding this adoption and the transition impacts recorded as of January 1, 2021. See "Significant Accounting Policies" below for additional details regarding the key policy changes effected by this ASU and updated accounting policies resulting from the adoption of this ASU for all periods presented in the unaudited Condensed Consolidated Financial Statements. This section is meant to serve as an update to, and should be read in conjunction with the Business, Basis of Presentation and Significant Accounting Policies Note to the Consolidated Financial Statements in Part II, Item 8. of the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Interest rates used in discounting the reserves are based on an upper-medium grade (low credit risk) fixed income instrument yield derived from observable market data. A 30-year forward rate is used for periods beyond the last observable market point. Reserves are remeasured quarterly to reflect changes in the discount rate, with the resulting change recorded in Accumulated other comprehensive income ("AOCI"). Locked-in interest rates used to determine interest accretion on reserves for new contracts sold after January 1, 2021 are based on the upper-medium grade (low credit risk) fixed income instrument yield applicable at the time the contract was issued. Locked-in interest accretion rates for contracts in force as of the January 1, 2021 transition date for ASU 2018-12 are based on the locked-in interest rates in effect for those contracts immediately before the transition date. Interest accretion is recorded in Interest credited and other benefits to contract owners/policyholders on the Condensed Consolidated Statements of Operations.

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

The allowance for credit losses is a valuation account that is deducted from the reinsurance recoverable balance to present the net amount expected to be collected on the reinsurance recoverable. The change in the allowance for credit losses is recorded in Interest credited and other benefits to contract owners/policyholders in the Condensed Consolidated Statements of Operations.

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

Required disclosure changes have been included in the Investments Note to these Condensed Consolidated Financial Statements.

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
The Company has elected to apply the optional expedient provided in ASU 2020-04 for qualifying contract modifications. To date, adoption of the guidance has not had a material impact on the Company’s financial condition and results of operations. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships as the project nears completion.

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

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2023:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$328	$—	$40	$—	$—	$288
U.S. Government agencies and authorities	32	—	4	—	—	28
State, municipalities and political subdivisions	626	—	109	—	—	517
U.S. corporate public securities	6,470	16	1,197	—	1	5,288
U.S. corporate private securities	3,909	7	413	—	—	3,503
Foreign corporate public securities and foreign governments(1)	2,242	4	346	—	3	1,897
Foreign corporate private securities(1)	2,499	7	198	—	1	2,307
Residential mortgage-backed securities	2,612	19	172	(2)	—	2,457
Commercial mortgage-backed securities	2,829	1	479	—	9	2,342
Other asset-backed securities	1,513	4	65	—	—	1,452
Total fixed maturities, including securities pledged	23,060	58	3,023	(2)	14	20,079
Less: Securities pledged	845	—	127	—	—	718
Total fixed maturities	$22,215	$58	$2,896	$(2)	$14	$19,361
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2022:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$404	$4	$31	$—	$—	$377
U.S. Government agencies and authorities	33	—	3	—	—	30
State, municipalities and political subdivisions	691	1	92	—	—	600
U.S. corporate public securities	6,938	32	1,032	—	—	5,938
U.S. corporate private securities	3,885	11	328	—	—	3,568
Foreign corporate public securities and foreign governments(1)	2,380	9	317	—	6	2,066
Foreign corporate private securities(1)	2,617	6	184	—	1	2,438
Residential mortgage-backed securities	3,023	21	153	2	—	2,893
Commercial mortgage-backed securities	2,978	—	379	—	—	2,599
Other asset-backed securities	1,418	1	109	—	—	1,310
Total fixed maturities, including securities pledged	24,367	85	2,628	2	7	21,819
Less: Securities pledged	894	3	105	—	—	792
Total fixed maturities	$23,473	$82	$2,523	$2	$7	$21,027
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2023, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$633	$616
After one year through five years	3,013	2,833
After five years through ten years	3,148	2,843
After ten years	9,312	7,536
Mortgage-backed securities	5,441	4,799
Other asset-backed securities	1,513	1,452
Fixed maturities, including securities pledged	$23,060	$20,079

As of September 30, 2023 and December 31, 2022, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholder's Equity.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements and Securities Pledged

As of September 30, 2023 and December 31, 2022, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

The Company engages in securities lending whereby the initial collateral is required at a rate of at least 102% of the market value of the loaned securities.  The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss.

In the normal course of business, the Company receives cash collateral and non-cash collateral in the form of securities. If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. Securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools.

The following table presents Securities pledged as of the dates indicated:

	September 30, 2023	December 31, 2022
Securities loaned to lending agent(1)	$559	$690
Securities pledged as collateral(1)(2)	159	102
Total	$718	$792
(1) Included in Securities pledged on the Condensed Consolidated Balance Sheets.
(2) See Collateral within the Derivatives Note to these Condensed Consolidated Financial Statements for more information.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	September 30, 2023	December 31, 2022
U.S. Treasuries	$18	$51
U.S. corporate public securities	404	466
Foreign corporate public securities and foreign governments	158	201
Total(1)	$580	$718
(1) As of September 30, 2023 and December 31, 2022, liabilities to return cash collateral were $460 and $615, respectively, and included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Nine Months Ended September 30, 2023
	U.S. corporate public securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Total
Balance as of January 1, 2023	$—	$—	$6	$1	$7
Credit losses on securities for which credit losses were not previously recorded	1	9	—	—	10
Reductions for securities sold during the period	—	—	(2)	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	—	—	(1)	—	(1)
Balance as of September 30, 2023	$1	$9	$3	$1	$14

	Year Ended December 31, 2022
	Residential mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Total
Balance as of January 1, 2022	$1	$—	$47	$48
Credit losses on securities for which credit losses were not previously recorded	—	6	—	6
Reductions for securities sold during the period	—	—	(49)	(49)
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	3	2
Balance as of December 31, 2022	$—	$6	$1	$7

For additional information about the Company’s methodology and significant inputs used in determining whether a credit loss exists, see the Business, Basis of Presentation and Significant Accounting Policies Note to the Consolidated Financial Statements in Part II, Item 8. of the Annual Report on Form 10-K.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of September 30, 2023
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$192	$8	$96	$32	$288	$40
U.S. Government, agencies and authorities	12	1	16	3	28	4
State, municipalities and political subdivisions	23	1	493	108	516	109
U.S. corporate public securities	1,059	74	3,933	1,123	4,992	1,197
U.S. corporate private securities	691	27	2,550	386	3,241	413
Foreign corporate public securities and foreign governments	443	21	1,315	325	1,758	346
Foreign corporate private securities	346	15	1,716	183	2,062	198
Residential mortgage-backed	238	12	776	160	1,014	172
Commercial mortgage-backed	62	3	2,216	476	2,278	479
Other asset-backed	80	4	1,045	61	1,125	65
Total	$3,146	$166	$14,156	$2,857	$17,302	$3,023

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2022
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$223	$30	$2	$1	$225	$31
U.S. Government, agencies and authorities	30	3	—	—	30	3
State, municipalities and political subdivisions	545	85	15	7	560	92
U.S. corporate public securities	4,290	613	998	419	5,288	1,032
U.S. corporate private securities	2,819	264	331	64	3,150	328
Foreign corporate public securities and foreign governments	1,509	201	298	116	1,807	317
Foreign corporate private securities	2,203	173	52	11	2,255	184
Residential mortgage-backed	1,065	78	328	75	1,393	153
Commercial mortgage-backed	1,792	252	759	127	2,551	379
Other asset-backed	912	68	360	41	1,272	109
Total	$15,388	$1,767	$3,143	$861	$18,531	$2,628

As of September 30, 2023, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.0 and 6.5 years.

As of September 30, 2023 and December 31, 2022, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities in accordance with its impairment policy in order to evaluate whether such investments are impaired.

For the three and nine months ended September 30, 2023, intent impairments included in the Condensed Consolidated Statements of Operations, but excluding impairments included in Other comprehensive income (loss), were $15 and $21 respectively. For the three and nine months ended September 30, 2022, intent impairments were $8 and $15, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Restructuring

Upon the adoption of ASU 2022-02 as of January 1, 2023, the Company no longer identifies certain debt modifications as troubled debt restructuring, but instead evaluates all debt modifications to determine whether a modification results in a new

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and nine months ended September 30, 2023, the Company did not have any material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of September 30, 2023 and December 31, 2022, respectively.

	As of September 30, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$63	$177	$—	$—	$—	$240
2022	206	297	65	—	—	568
2021	194	183	215	—	—	592
2020	133	119	—	10	11	273
2019	170	59	20	—	—	249
Prior	1,882	310	5	—	34	2,231
Total	$2,648	$1,145	$305	$10	$45	$4,153

	As of December 31, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$210	$283	$63	$—	$—	$556
2021	187	229	239	10	—	665
2020	98	170	24	10	—	302
2019	167	72	20	—	—	259
2018	123	34	3	—	—	160
Prior	1,866	399	20	—	—	2,285
Total	$2,651	$1,187	$369	$20	$—	$4,227

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of September 30, 2023 and December 31, 2022, respectively.

	As of September 30, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2023	$113	$78	$49	$—	$240
2022	197	40	183	148	568
2021	206	12	57	317	592
2020	185	21	5	62	273
2019	153	18	63	15	249
Prior	1,635	236	217	143	2,231
Total	$2,489	$405	$574	$685	$4,153
*No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2022
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2022	$278	$89	$171	$18	$556
2021	212	24	248	181	665
2020	211	9	10	72	302
2019	161	40	53	5	259
2018	93	21	46	—	160
Prior	1,569	331	171	214	2,285
Total	$2,524	$514	$699	$490	$4,227
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of September 30, 2023 and December 31, 2022, respectively.

	As of September 30, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$51	$42	$6	$72	$16	$29	$2	$20	$2	$240
2022	114	116	46	88	100	81	2	1	20	568
2021	79	44	106	142	97	75	10	38	1	592
2020	63	131	13	9	8	30	—	6	13	273
2019	43	70	6	53	34	4	13	10	16	249
Prior	485	465	626	169	164	163	33	115	11	2,231
Total	$835	$868	$803	$533	$419	$382	$60	$190	$63	$4,153

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

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of September 30, 2023 and December 31, 2022, respectively.

	As of September 30, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$66	$118	$17	$14	$25	$—	$—	$240
2022	72	233	221	26	10	6	—	568
2021	22	128	327	100	—	7	8	592
2020	50	47	60	116	—	—	—	273
2019	29	56	126	29	9	—	—	249
Prior	572	636	450	360	46	129	38	2,231
Total	$811	$1,218	$1,201	$645	$90	$142	$46	$4,153

	As of December 31, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$72	$227	$216	$25	$10	$6	$—	$556
2021	23	144	382	100	—	8	8	665
2020	50	48	80	124	—	—	—	302
2019	29	58	128	33	11	—	—	259
2018	34	69	30	11	—	16	—	160
Prior	633	620	456	372	48	117	39	2,285
Total	$841	$1,166	$1,292	$665	$69	$147	$47	$4,227

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2023	December 31, 2022
Allowance for credit losses, beginning of the period	$14	$11
Credit losses on mortgage loans for which credit losses were not previously recorded	2	2
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	8	1
Provision for expected credit losses	24	14
Write-offs	—	—
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$24	$14

The following table presents past due commercial mortgage loans as of the dates indicated:

	September 30, 2023	December 31, 2022
Delinquency:
Current	$4,127	$4,227
30-59 days past due	26	—
60-89 days past due	—	—
Greater than 90 days past due	—	—
Total	$4,153	$4,227

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of September 30, 2023, the Company had $26 of matured loans not paid off or extended, with an LTV ratio of 100%. As of December 31, 2022, the Company had no commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the nine months ended September 30, 2023 was immaterial. There was no interest income recognized on loans in non-accrual status for the year ended December 31, 2022.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturities	$319	$351	$970	$1,060
Equity securities	2	2	8	7
Mortgage loans on real estate	50	45	147	134
Policy loans	2	2	6	6
Short-term investments and cash equivalents	3	1	7	2
Limited partnerships and other	25	(16)	69	80
Gross investment income	401	385	1,207	1,289
Less: Investment expenses	17	19	52	54
Net investment income	$384	$366	$1,155	$1,235

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2023 and December 31, 2022, the Company had $8 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturities, available-for-sale, including securities pledged	$(12)	$12	$(36)	$(50)
Fixed maturities, at fair value option	(90)	(196)	(190)	(504)
Equity securities, at fair value	(1)	(4)	(7)	(25)
Derivatives	66	125	123	182
Embedded derivatives - fixed maturities	(3)	(2)	(3)	(5)
Other derivatives	1	2	1	1
Managed custody guarantees	(15)	(6)	(12)	(8)
Stabilizers	(9)	—	(9)	19
Mortgage loans	(1)	(1)	(9)	3
Other investments	—	1	—	—
Net gains (losses)	$(64)	$(69)	$(142)	$(387)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds on sales	$584	$723	$2,716	$2,167
Gross gains	9	16	38	34
Gross losses	5	12	44	45

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of September 30, 2023 and December 31, 2022.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2023			December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$—	$—
Foreign exchange contracts	612	50	2	596	58	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	12,092	274	301	12,470	262	327
Foreign exchange contracts	79	4	—	45	2	—
Credit contracts	118	—	2	141	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	—	2	N/A	2	—
Managed custody guarantees(3)	N/A	—	18	N/A	—	6
Stabilizers(3)	N/A	—	9	N/A	—	—
Total		$328	$334		$324	$337
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized(1)	Counterparty Netting(2)	Cash Collateral Netting(2)	Securities Collateral Netting(2)	Net receivables/ payables
September 30, 2023
Derivative assets	$328	$(277)	$(44)	$(6)	$1
Derivative liabilities	305	(277)	(19)	(9)	—
December 31, 2022
Derivative assets	321	(263)	(51)	(6)	1
Derivative liabilities	331	(263)	(64)	(1)	3
(1) As of September 30, 2023, gross amounts do not exclude asset and liability exchange traded contracts. As of December 31, 2022, gross amounts exclude asset and liability exchange traded contracts of $1 and $0, respectively.
(2) Represents the netting of receivable with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

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

As of September 30, 2023, the Company held $47 and pledged $19 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2022, the Company held $50 and delivered $62 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2023, the Company delivered $159 of securities and held $6 of securities as collateral. As of December 31, 2022, the Company delivered $102 of securities and held $7 securities as collateral.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	2023		2022
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended September 30,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$6	$(1)	$54
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	2

Nine Months Ended September 30,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(9)	$(2)	$105
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	7	—	7

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	2023		2022
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$384	$(64)	$366	$(69)
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—	2	—

Nine Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$1,155	$(142)	$1,235	$(387)
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	7	—	7	—

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain (Loss) on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$64	$121	$121	$178
Foreign exchange contracts	Net gains (losses)	2	3	2	7
Credit contracts	Net gains (losses)	—	1	—	(3)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	(3)	(2)	(3)	(5)
Managed custody guarantees	Net gains (losses)	(15)	(6)	(12)	(8)
Stabilizers	Net gains (losses)	(9)	—	(9)	19
Total		$40	$118	$100	$189

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$239	$49	$—	$288
U.S. Government agencies and authorities	—	28	—	28
State, municipalities and political subdivisions	—	517	—	517
U.S. corporate public securities	—	5,275	13	5,288
U.S. corporate private securities	—	2,378	1,125	3,503
Foreign corporate public securities and foreign governments(1)	—	1,897	—	1,897
Foreign corporate private securities (1)	—	1,931	376	2,307
Residential mortgage-backed securities	—	2,403	54	2,457
Commercial mortgage-backed securities	—	2,342	—	2,342
Other asset-backed securities	—	1,413	39	1,452
Total fixed maturities, including securities pledged	239	18,233	1,607	20,079
Equity securities	10	—	113	123
Derivatives:
Interest rate contracts	1	273	—	274
Foreign exchange contracts	—	54	—	54
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,092	1	—	1,093
Assets held in separate accounts	77,145	5,375	341	82,861
Total assets	$78,487	$23,936	$2,061	$104,484
Liabilities:
Stabilizer and MCGs	$—	$—	$27	$27
Derivatives:
Interest rate contracts	9	292	—	301
Foreign exchange contracts	—	2	—	2
Credit contracts	—	2	—	2
Total liabilities	$9	$296	$27	$332
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

Stabilizer and MCGs: The Company records reserves for Stabilizer and MCG contracts containing guaranteed credited rates. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The estimated fair value is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums. At inception of the contract, the Company projects a guaranteed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions. These derivatives are classified as Level 3 liabilities.

The discount rate used to determine the fair value of the Company's Stabilizer embedded derivative and MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). The nonperformance risk adjustment incorporates a blend of observable, similarly rated peer holding company credit spreads, adjusted to reflect the credit quality of the individual insurance subsidiary that issued the guarantee, as well as an adjustment to reflect the non-default spreads and the priority and recovery rates of policyholder claims.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2023
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$13	$—	$—	$—	$—	$—	$—	$—	$—	$13	$—	$—
U.S. Corporate private securities	1,305	—	(36)	17	—	—	(36)	47	(172)	1,125	—	(37)
Foreign corporate private securities(1)	333	(1)	(7)	41	—	—	(17)	43	(16)	376	(1)	(7)
Residential mortgage-backed securities	49	(3)	—	3	—	—	—	5	—	54	(3)	—
Other asset-backed securities	32	—	—	10	—	—	(1)	—	(2)	39	—	—
Total fixed maturities, including securities pledged	1,732	(4)	(43)	71	—	—	(54)	95	(190)	1,607	(4)	(44)
Equity securities, at fair value	114	(1)	—	—	—	—	—	—	—	113	(1)	—
Stabilizers and MCGs(2)	(3)	(23)	—	—	(1)	—	—	—	—	(27)	—	—
Assets held in separate accounts(4)	344	(5)	—	1	—	(4)	—	6	(1)	341	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2023
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$13	$—	$—	$—	$—	$—	$—	$—	$—	$13	$—	$—
U.S. Corporate private securities	1,356	—	(34)	79	—	(3)	(113)	32	(192)	1,125	—	(36)
Foreign corporate public securities and foreign governments(1)	2	—	—	—	—	—	—	—	(2)	—	—	—
Foreign corporate private securities(1)	339	1	(1)	89	—	—	(145)	95	(2)	376	1	(2)
Residential mortgage-backed securities	20	(5)	—	37	—	—	—	2	—	54	(5)	—
Other asset-backed securities	52	—	(1)	10	—	—	(2)	—	(20)	39	—	—
Total fixed maturities, including securities pledged	1,782	(4)	(36)	215	—	(3)	(260)	129	(216)	1,607	(4)	(38)
Equity securities, at fair value	117	(7)	—	—	—	—	—	3	—	113	(7)	—
Stabilizer and MCGs(2)	(6)	(20)	—	—	(1)	—	—	—	—	(27)	—	—
Assets held in separate accounts(4)	347	(9)	—	8	—	(13)	—	9	(1)	341	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on securities in the Condensed Consolidated Statements of Comprehensive Income.

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

(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2022
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$5	$—	$(1)	$4	$—	$—	$(1)	$—	$—	$7	$—	$(1)
U.S. Corporate private securities	1,379	—	(283)	199	—	—	(111)	124	(10)	1,298	—	(282)
Foreign corporate private securities(1)	272	(21)	(32)	101	—	—	(21)	110	(103)	306	(5)	(33)
Residential mortgage-backed securities	34	(14)	—	2	—	—	—	—	(1)	21	(14)	—
Other asset-backed securities	33	—	(6)	39	—	(10)	(3)	—	—	53	—	(5)
Total fixed maturities, including securities pledged	1,723	(35)	(322)	345	—	(10)	(136)	234	(114)	1,685	(19)	(321)
Equity securities, at fair value	114	(22)	—	24	—	—	—	—	—	116	(22)	—
Stabilizers and MCGs(2)	(20)	12	—	—	(1)	—	—	—	—	(9)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	—	—	—	7	—	—	(7)	—	—	—	—	—
Assets held in separate accounts(4)	316	(35)	—	164	—	(20)	—	6	(92)	339	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2023 and 2022, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$20,079	$20,079	$21,819	$21,819
Equity securities	123	123	133	133
Mortgage loans on real estate	4,153	3,813	4,227	3,996
Policy loans	161	161	159	159
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,093	1,093	1,407	1,407
Derivatives	328	328	322	322
Other investments	127	127	132	132
Assets held in separate accounts	82,861	82,861	77,639	77,639
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	27,559	28,482	29,047	30,098
Funding agreements with fixed maturities	672	674	731	733
Supplementary contracts, immediate annuities and other	235	185	251	192
Stabilizer and MCGs	27	27	6	6
Derivatives	305	305	331	331
Short-term debt(2)	80	80	32	32
Long-term debt(2)	1	1	2	2
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA
	Wealth Solutions Deferred and Individual Annuities
Balance as of January 1, 2022	$573	$375
Deferrals of commissions and expenses	54	4
Amortization expense	(49)	(31)
Balance as of December 31, 2022	$578	$348
Deferrals of commissions and expenses	41	2
Amortization expense	(34)	(22)
Balance as of September 30, 2023	$585	$328
The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2023	December 31, 2022
DAC:
Wealth Solutions Deferred and Individual Annuities	$585	$578
Other	10	12
VOBA	328	348
Total	$923	$938

There was no loss recognition for VOBA during 2023 and 2022.

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity
	September 30, 2023	December 31, 2022
Balance at January 1	$27,951	$27,095
Deposits	1,662	2,850
Fee income	(6)	(8)
Surrenders and withdrawals	(3,390)	(3,774)
Benefit payments	(94)	(113)
Net transfers from (to) the general account	(55)	1,174
Interest credited	550	714
Other	8	13
Ending Balance	$26,626	$27,951

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Weighted-average crediting rate	2.7%	2.6%
Net amount at risk (1)	$127	$154
Cash surrender value	$26,255	$27,567
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

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and contract owner accounts balances on the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2023	December 31, 2022
Wealth Solutions Deferred group and individual annuity (Contract owner account balances)	$26,626	$27,951
Other (Future policy benefits and Contract owner account balances)	4,587	4,991
Ending balance	$31,213	$32,942

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of September 30, 2023, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate
Up to 1.00%	$13	$5,845	$2,690	$1,998	$829	$784	$12,159
1.01% - 2.00%	146	81	46	3	—	—	276
2.01% - 3.00%	6,478	30	1	—	—	—	6,509
3.01% - 4.00%	8,017	—	—	—	—	—	8,017
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	397	—	—	—	3	—	400
Total discretionary rate setting products	$15,055	$5,956	$2,737	$2,001	$832	$784	$27,365
(1) Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after September 30, 2023 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

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

As of September 30, 2023, the Company has reinsurance treaties with three unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. Premiums receivable and reinsurance recoverable were comprised of the following as of the dates indicated:

	September 30,	December 31,
	2023	2022
Premiums receivable	$(1)	$(1)
Reinsurance recoverable, net of allowance for credit losses	2,812	3,033
Total	$2,811	$3,032

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended September 30
	2023	2022
Premiums:
Direct premiums	$16	$2
Reinsurance ceded	(1)	—
Net premiums	$15	$2

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$256	$226
Reinsurance assumed	1	—
Reinsurance ceded	4	(52)
Net interest credited and other benefits to contract owners / policyholders	$261	$174

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30
	2023	2022
Premiums:
Direct premiums	$26	$12
Reinsurance ceded	(2)	(2)
Net premiums	$24	$10

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$699	$655
Reinsurance assumed	3	3
Reinsurance ceded	(79)	(105)
Net interest credited and other benefits to contract owners / policyholders	$623	$553

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of September 30, 2023 and December 31, 2022, the Company had a deposit asset of $1.1 billion and $1.3 billion, which is reported in Other assets on the Condensed Consolidated Balance Sheets.

8.    Separate Accounts

The following tables present a rollforward of Separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	September 30, 2023			December 31, 2022
	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total
Balance at January 1	$7,196	$68,373	$75,569	$8,091	$85,852	$93,943
Policyholder behavior	(288)	298	10	(68)	(1,240)	(1,308)
Fee income	(25)	(307)	(332)	(34)	(412)	(446)
Investment performance	35	5,611	5,646	(794)	(15,828)	(16,622)
Other	1	—	1	1	1	2
Balance at end of period	$6,919	$73,975	$80,894	$7,196	$68,373	$75,569
Reconciliation to Condensed Consolidated Balance Sheets:

Other	1,967	2,070
Total Separate Accounts liabilities	$82,861	$77,639

Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $73,947 and $68,345 as of September 30, 2023 and December 31, 2022, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	September 30	December 31
	2023	2022
US Treasury securities and obligations of US government corporations and agencies	$1,026	$1,586
Corporate debt securities	1,752	1,647
Foreign debt securities	672	660
Mortgage-backed securities	3,319	3,434
Equity securities (including mutual funds)	75,503	69,774
Cash, cash equivalents and short-term investments	337	311
Receivable for securities and accruals	252	227
Total	$82,861	$77,639

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	September 30,
	2023	2022
Fixed maturities, net of impairment	$(2,965)	$(2,831)
Derivatives(1)	88	163
Change in current discount rate	(334)	(350)
Deferred income tax asset (liability)	803	762
Total	(2,408)	(2,256)
Pension and other postretirement benefits liability, net of tax	1	2
AOCI	$(2,407)	$(2,254)
(1) Gains and losses reported in Accumulated Other Comprehensive Income (AOCI) from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2023, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $16.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2023
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(697)		$147	$(550)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	10		(2)	8
Change in unrealized gains (losses) on available-for-sale securities	(687)		145	(542)

Derivatives:
Derivatives	6	(1)	(1)	5
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	1		—	1

Change in current discount rate	4		(1)	3
Change in Accumulated other comprehensive income (loss)	$(682)		$144	$(538)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Nine Months Ended September 30, 2023
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(451)		$95	$(356)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	29		(6)	23
Change in unrealized gains (losses) on available-for-sale securities	(422)		89	(333)

Derivatives:
Derivatives	(9)	(1)	2	(7)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(15)		3	(12)
Change in unrealized gains (losses) on derivatives	(24)		5	(19)

Change in current discount rate	15		(3)	12
Change in Accumulated other comprehensive income (loss)	$(431)		$91	$(340)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2022
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,262)		$265	$(997)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on available-for-sale securities	(1,267)		266	(1,001)

Derivatives:
Derivatives	52	(1)	(11)	41
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	47		(10)	37

Change in current discount rate	10		(2)	8
Change in Accumulated other comprehensive income (loss)	(1,210)		254	(956)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Nine Months Ended September 30, 2022
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(5,029)		$1,056	$(3,973)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	72		(15)	57
Change in unrealized gains (losses) on available-for-sale securities	(4,957)		1,041	(3,916)

Derivatives:
Derivatives	101	(1)	(21)	80
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(15)		3	(12)
Change in unrealized gains (losses) on derivatives	86		(18)	68

Change in current discount rate	41		(9)	32
Change in Accumulated other comprehensive income (loss)	$(4,830)		$1,014	$(3,816)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

10.    Revenue from Contracts with Customers

Revenue for various financial services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation, unless the transaction price includes variable

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

consideration that is constrained; in such case, we recognize revenue when the uncertainty associated with the constrained amount is subsequently resolved. For advisory and recordkeeping and administration ("R&A") services, the Company recognizes revenue as services are provided, generally over time. The Company provides distribution services at a point in time and recognizes the related revenue as consideration is received. Revenue from shareholder servicing is recognized as services are provided over time. Contract terms are typically less than one year, and consideration is variable. For a description of principal activities from which the Company generates revenue, see the Business section above for further information. Revenue for various financial services is recorded in Fee income and Other revenue in the Condensed Consolidated Statements of Operations.

Financial services revenue is disaggregated by type of service in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Advisory and R&A	$115	$108	$341	$340
Distribution and shareholder servicing	19	19	55	61
Total financial services revenue	134	127	396	401
Revenue from other sources(1)	122	118	354	382
Total Fee income and Other revenue	$256	$245	$750	$783

(1)Primarily consists of revenue from insurance contracts and financial instruments.

Receivables of $89 and $90 are included in Other assets on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.

11.    Income Taxes

The Company's effective tax rates for the three and nine months ended September 30, 2023 were (70.7)% and (2.8)%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD"), the Resolution Capital Loss described below and tax credits.

The Company's effective tax rates for the three and nine months ended September 30, 2022 were 6.3% and (1.3)%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the DRD and tax credits.

On January 4, 2021, Voya Financial completed a series of transactions pursuant to a Master Transaction Agreement ("MTA") with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired Voya Financial's wholly owned subsidiary, Security Life of Denver Company ("SLD"). SLD generated capital losses in the 2022 tax year, which will be included in a carryback claim for Voya Financial in accordance with the MTA, resulting in a $26 tax benefit and decrease to the effective tax rate (the "Resolution Capital Loss") for the Company.

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which imposes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations. The CAMT is effective in taxable years beginning after December 31, 2022. Recently, the Treasury issued guidance clarifying the treatment of financial statement income related to noncontrolling interests, making it clear that the Company will not be within the scope of CAMT for 2023. For the 2024 tax year, there is uncertainty around whether the Company will be subject to the CAMT, which is driven by limited guidance to date by the US Treasury and IRS. If the CAMT applies in a future year, the Company will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of September 30, 2023, the Company had year-to-date losses on securities of $(446) in Other comprehensive income, which increased the related DTA. However, operating income remained positive for the period and was largely consistent with the 2022 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Company did not change its judgement regarding the realization of DTAs and did not establish a valuation allowance. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K.

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

Tax Regulatory Matters

For the tax years 2021 through 2023, the Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2023 tax year, the Company is in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for that tax year.

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

Under this agreement, the Company incurred $1 and $2 interest expense for the three and nine months ended September 30, 2023, respectively, and $1 interest expense for the three and nine months ended September 30, 2022. The Company earned $3 and $14 of interest income for the three and nine months ended September 30, 2023, respectively. The Company earned $1 and $4 of interest income for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, VRIAC had $161 outstanding receivables and VIPS had an outstanding payable of $80 under the reciprocal loan agreement. As of December 31, 2022, the Company had no outstanding receivable and VIPS had a $31 outstanding payable from/to Voya Financial under the reciprocal loan agreement.

13.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of September 30, 2023, the Company had off-balance sheet commitments to acquire mortgage loans of $45 and purchase limited partnerships and private placement investments of $628.

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

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	September 30, 2023	December 31, 2022
Fixed maturity collateral pledged to FHLB(1)	$1,032	$997
FHLB restricted stock(2)	33	35
Other fixed maturities-state deposits	11	11
Cash and cash equivalents	2	2
Securities pledged(3)	718	792
Total restricted assets	$1,796	$1,837
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $559 and $690 as of September 30, 2023 and December 31, 2022, respectively. In addition, as of September 30, 2023 and December 31, 2022, the Company delivered securities as collateral of $159 and $102, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2023 and December 31, 2022, the Company had $672 and $730, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, assets with a market value of approximately $1,032 and $997, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

Litigation, Regulatory Matters and Contingencies

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

14.    Related Party Transactions

Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three and nine months ended September 30, 2023, revenues with affiliated entities related to these agreements were $19 and $58 . For the three and nine months ended September 30, 2022, revenues with affiliated entities related to these agreements were $20 and $64.

For the three and nine months ended September 30, 2023, expenses with affiliated entities related to the aforementioned operating agreements were $143 and $448. For the three and nine months ended September 30, 2022, expenses with affiliated entities related to the aforementioned operating agreements were $142 and $450.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2023 and 2022 and financial condition as of September 30, 2023 and December 31, 2022. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report on Form 10-K").

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
•Contingencies

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

Income Taxes

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 ("IRA of 2022"), which imposes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. Recently, the U.S. Treasury issued guidance clarifying the treatment of financial statement income related to noncontrolling interests, making it clear that Voya Financial will not be within the scope of CAMT for 2023. For the 2024 tax year, there is uncertainty around whether Voya Financial will be subject to the CAMT, which is driven by limited guidance to date by the U.S. Treasury and IRS. If the CAMT applies in a future year, we will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards. As a separate taxpayer, we do not expect to be subject to the 1% excise tax.

On January 4, 2021, Voya Financial completed a series of transactions pursuant to a Master Transaction Agreement ("MTA") with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired Voya Financial's wholly owned subsidiary, Security Life of Denver Company ("SLD"). SLD generated capital losses in the 2022 tax year, which will be included in a carryback claim for Voya Financial in accordance with the MTA, resulting in a $26 tax benefit and decrease to the effective tax rate for VRIAC.

See the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on income taxes.

Results of Operations

($ in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues:
Net investment income	$384	$366	$18	$1,155	$1,235	$(80)
Fee income	254	237	17	738	746	(8)
Premiums	15	2	13	24	10	14
Net gains (losses)	(64)	(69)	5	(142)	(387)	245
Other revenue	2	8	(6)	12	37	(25)
Total revenues	591	544	47	1,787	1,641	146
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	261	174	87	623	553	70
Operating expenses	269	269	—	851	869	(18)
Net amortization of Deferred policy acquisition costs and Value of business acquired	19	21	(2)	58	62	(4)
Interest expense	1	1	—	2	1	1
Total benefits and expenses	550	465	85	1,534	1,485	49
Income (loss) before income taxes	41	79	(38)	253	156	97
Income tax expense (benefit)	(29)	5	(34)	(7)	(2)	(5)
Net income (loss)	$70	$74	$(4)	$260	$158	$102

For the third quarter of 2023, the impact of annual assumption updates was $63 million unfavorable primarily driven by changes in lapse assumptions as well remeasurement of liability of Future policy benefits, The unfavorable remeasurement impact is mainly reflected in Interest credited and other benefits to contract owners/policyholders, Net gains (losses) and Premiums in the Condensed Consolidated Statements of Operations. There was no material impact from assumption updates for the third quarter of 2022.

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Revenues

Premiums increased by $13 million from $2 million to $15 million primarily due to:

•remeasurement of deferred profit liability.

Other revenue decreased by $6 million from $8 million to $2 million primarily due to:

•lower revenue from transition service agreements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $87 million from $174 million to $261 million primarily due to:

•unfavorable amortization on deposit assets due to assumption updates in the current period; and
•higher participant crediting rates due to higher interest rates.

Income Tax Expense (Benefit)

Income tax expense (benefit) changed $34 million from an expense of $5 million to a benefit of $29 million primarily due to:

•the Resolution Capital Loss; and

•a decrease in income before income taxes.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

Revenues

Net gains (losses) improved by $245 million from a loss of $387 million to a loss of $142 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

The improvement was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.

Other revenue decreased by $25 million from $37 million to $12 million primarily due to:

•lower revenue from transition service agreements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $70 million from $553 million to $623 million primarily due to:

•unfavorable amortization on deposit assets due to annual assumption updates in the current period; and
•higher participant crediting rates due to higher interest rates.

Income Tax Expense (Benefit)

Income tax benefit increased $5 million from $2 million to $7 million primarily due to:

•the Resolution Capital Loss.

The increase was partially offset by:

•an increase in income before income taxes.

Investments

See Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments. Additionally, see the Condensed Consolidated Balance Sheets to our Condensed Consolidated Financial Statements Part I, Item 1. of this Quarterly Report on Form 10-Q for a composition of our investment portfolio.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item. 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2023
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$288	$—	$—	$—	$—	$—	$288
U.S. Government agencies and authorities	28	—	—	—	—	—	28
State, municipalities and political subdivisions	499	18	—	—	—	—	517
U.S. corporate public securities	1,619	3,451	190	27	1	—	5,288
U.S. corporate private securities	1,260	1,978	230	33	2	—	3,503
Foreign corporate public securities and foreign governments(1)	651	1,120	76	48	—	2	1,897
Foreign corporate private securities(1)	280	1,876	131	10	10	—	2,307
Residential mortgage-backed securities	2,333	113	2	1	3	5	2,457
Commercial mortgage-backed securities	1,939	337	55	6	3	2	2,342
Other asset-backed securities	1,261	181	1	5	1	3	1,452
Total fixed maturities	$10,158	$9,074	$685	$130	$20	$12	$20,079
% of Fair Value	50.6%	45.2%	3.4%	0.6%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$377	$—	$—	$—	$—	$—	$377
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	567	33	—	—	—	—	600
U.S. corporate public securities	1,799	3,886	218	26	—	9	5,938
U.S. corporate private securities	1,293	2,027	180	66	2	—	3,568
Foreign corporate public securities and foreign governments(1)	680	1,266	75	40	—	5	2,066
Foreign corporate private securities(1)	282	2,044	82	21	9	—	2,438
Residential mortgage-backed securities	2,640	238	2	—	5	8	2,893
Commercial mortgage-backed securities	2,160	366	59	7	5	2	2,599
Other asset-backed securities	1,081	218	2	5	1	3	1,310
Total fixed maturities	$10,909	$10,078	$618	$165	$22	$27	$21,819
% of Fair Value	50.0%	46.2%	2.8%	0.8%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2023
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$288	$—	$—	$—	$288
U.S. Government agencies and authorities	—	28	—	—	—	28
State, municipalities and political subdivisions	35	315	150	17	—	517
U.S. corporate public securities	21	227	1,448	3,380	212	5,288
U.S. corporate private securities	17	148	1,109	1,914	315	3,503
Foreign corporate public securities and foreign governments(1)	8	102	579	1,069	139	1,897
Foreign corporate private securities(1)	—	27	215	1,886	179	2,307
Residential mortgage-backed securities	677	1,507	59	90	124	2,457
Commercial mortgage-backed securities	145	930	520	629	118	2,342
Other asset-backed securities	84	359	806	185	18	1,452
Total fixed maturities	$987	$3,931	$4,886	$9,170	$1,105	$20,079
% of Fair Value	4.9%	19.6%	24.3%	45.7%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$377	$—	$—	$—	$—	$377
U.S. Government agencies and authorities	28	2	—	—	—	30
State, municipalities and political subdivisions	38	370	159	33	—	600
U.S. corporate public securities	21	283	1,679	3,686	269	5,938
U.S. corporate private securities	27	146	1,065	2,069	261	3,568
Foreign corporate public securities and foreign governments(1)	8	116	591	1,218	133	2,066
Foreign corporate private securities(1)	—	26	239	2,047	126	2,438
Residential mortgage-backed securities	2,210	145	79	185	274	2,893
Commercial mortgage-backed securities	895	288	608	687	121	2,599
Other asset-backed securities	88	290	694	221	17	1,310
Total fixed maturities	$3,692	$1,666	$5,114	$10,146	$1,201	$21,819
% of Fair Value	16.9%	7.6%	23.5%	46.5%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

As of September 30, 2023 and December 31, 2022, we held five and three, fixed maturity securities with unrealized capital losses in excess of $10 million, respectively. As of September 30, 2023 and December 31, 2022, the unrealized capital losses on these fixed maturity securities equaled $58 million, or 1.9% and $33.2 million, or 1.3%, respectively, of the total unrealized losses.

As of September 30, 2023, we had $1.5 billion of energy sector fixed maturity securities, constituting 7.3% of the total fixed maturities portfolio, with gross unrealized capital losses of $161 million, including no energy sector fixed maturity security with unrealized capital loss in excess of $10 million. As of September 30, 2023, our fixed maturity exposure to the energy sector is comprised of 92.1% investment grade securities.

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

Residential Mortgage-backed Securities

The following tables present our residential mortgage-backed securities as of the dates indicated:

	September 30, 2023
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,439	$9	$43	$(2)	$1,403
Prime Non-Agency	1,145	8	127	—	1,026
Alt-A	20	2	1	—	21
Sub-Prime(1)	16	—	1	—	15
Total RMBS	$2,620	$19	$172	$(2)	$2,465
(1) Includes subprime other asset backed securities.
	December 31, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,493	$12	$33	$—	$1,472
Prime Non-Agency	1,496	7	118	—	1,385
Alt-A	24	3	1	1	27
Sub-Prime(1)	19	1	1	—	19
Total RMBS	$3,032	$23	$153	$1	$2,903
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following tables present our commercial mortgage-backed securities by origination as of the dates indicated:

	September 30, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2023	$—	$—	$—	$—	$2	$3	$—	$—	$—	$—	$2	$3
2022	8	8	48	40	93	85	80	72	—	—	229	205
2021	69	61	120	90	144	126	235	207	4	4	572	488
2020	27	25	30	25	38	29	102	80	10	7	207	166
2019	9	8	141	118	81	70	199	152	9	8	439	356
Prior	52	43	803	657	239	207	143	118	143	99	1,380	1,124
Total	$165	$145	$1,142	$930	$597	$520	$759	$629	$166	$118	$2,829	$2,342

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2022	$20	$17	$36	$34	$114	$105	$86	$76	$26	$26	$282	$258
2021	123	98	67	60	138	121	231	200	3	3	562	482
2020	50	46	21	18	46	37	107	85	—	—	224	186
2019	126	111	33	31	104	94	202	164	6	4	471	404
2018	73	64	19	16	71	64	29	24	17	14	209	182
Prior	642	559	139	129	206	187	160	138	83	74	1,230	1,087
Total	$1,034	$895	$315	$288	$679	$608	$815	$687	$135	$121	$2,978	$2,599

As of September 30, 2023, 82.8% and 14.4% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 82.9% and 14.2% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following tables present our other asset-backed securities as of the dates indicated:

	September 30, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$53	$52	$317	$315	$717	$709	$72	$69	$15	$10	$1,174	$1,155
Auto-Loans	—	—	—	—	—	—	—	—	—	—	—	—
Student Loans	4	4	49	43	—	—	—	—	—	—	53	47
Credit Card loans	—	—	—	—	2	1	—	—	—	—	2	1
Other Loans	36	28	1	1	108	96	127	112	4	4	276	241
Total Other ABS(1)	$93	$84	$367	$359	$827	$806	$199	$181	$19	$14	$1,505	$1,444
(1) Excludes subprime other asset backed securities
	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$50	$48	$247	$236	$658	$616	$72	$66	$15	$10	$1,042	$976
Auto-Loans	—	—	6	6	—	—	—	—	—	—	6	6
Student Loans	10	9	53	48	—	—	—	—	—	—	63	57
Credit Card loans	—	—	—	—	2	1	—	—	—	—	2	1
Other Loans	37	30	1	1	86	76	172	153	—	—	296	260
Total Other ABS(1)	$97	$87	$307	$291	$746	$693	$244	$219	$15	$10	$1,409	$1,300
(1) Excludes subprime other asset backed securities

As of September 30, 2023, 86.8% and 12.6% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 82.7% and 16.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of September 30, 2023, our mortgage loans on real estate portfolio had a weighted average DSC of 1.8 times and a weighted average LTV ratio of 46.3%. As of December 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 1.8 times and a weighted average LTV ratio of 46.6%. See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of September 30, 2023, the Company's total European exposure had an amortized cost and fair value of $2,238 million and $1,967 million, respectively. Some of the major country level exposures were in the United Kingdom of $934 million, in France of $175 million, in The Netherlands of $187 million, in Switzerland of $87 million, in Germany of $172 million, and in Belgium of $37 million. Our direct exposure in Eastern Europe is comparatively small, with $1 million of exposure in Russia and none in Ukraine or Belarus.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of September 30, 2023, VRIAC had $161 million outstanding receivable and VIPS had $80 million outstanding payable under the reciprocal loan agreement. As of December 31, 2022, we had no outstanding receivable and VIPS had $31 million outstanding payable from/to Voya Financial under the reciprocal loan agreement. We and Voya Financial continue to maintain the reciprocal loan agreement and future borrowings by either party will be subjected to the reciprocal loan terms summarized above. Interest on any borrowing by either us or Voya Financial is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 45.6% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2023, VRIAC had securities lending collateral assets of $460 million, which represents approximately 0.4% of its general account statutory admitted assets. As of December 31, 2022, VRIAC had securities lending collateral assets of $615 million, which represents approximately 0.6% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2023 and September 30, 2022, VRIAC did not receive any capital contribution from its Parent.

During the nine months ended September 30, 2023, VRIAC paid an ordinary dividend to its Parent in the aggregate amount of $310 million. During the nine months ended September 30, 2022, VRIAC paid an ordinary and extraordinary dividends to its Parent in the aggregate amount of $48 million and $809 million, respectively.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In December 2022, Moody’s affirmed its outlook for the U.S. life insurance sector as stable. Also, in November 2022, Fitch affirmed its outlook for the North American life insurance sector as neutral.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report on Form 10-K") filed with the Securities and Exchange Commission. In addition, please see Management’s Narrative Analysis of the Results of Operations and Financial Condition Part I, Item 2. of this Quarterly Report on Form 10-Q.

Item 6.    Exhibits

See Exhibit Index on the following page.

Voya Retirement Insurance and Annuity Company

Exhibit Index
Exhibit No.	Description of Exhibit
31.1+	Certificate of Michael R. Katz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Rob Grubka pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Michael R. Katz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Rob Grubka pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

+Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2023			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

