Form 10-K
period 2023-12-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2024-03-07
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number: 033-23376

VOYA RETIREMENT INSURANCE & ANNUITY CO

(Exact name of registrant as specified in its charter)

Connecticut	71-0294708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Orange Way	Windsor, Connecticut	06095-4774	(860) 580-4646
(Address of principal executive offices)		(Zip Code)	(Registrant’s telephone number, including area code)

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐ Yes       ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: None

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of March 1, 2024, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.
NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2023

For the purposes of this discussion, the terms "VRIAC," "the Company," "we," "our," and "us" refer to Voya Retirement Insurance and Annuity Company and its wholly owned subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition" and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market risks, including general economic conditions, our ability to manage such risks and interest rates; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through lending programs; (iii) strategic and business risks, including our ability to maintain market share or otherwise manage our third party relationships; (iv) investment risks, including the ability to achieve desired returns or liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations and (vii) other factors described in Part I, Item 1A. Risk Factors.

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

Annuity contracts offered by us contain variable and fixed investment options. Variable options generally provide for assumption by the customer of investment risks. Assets supporting variable annuity options are held in separate accounts that invest in mutual funds distributed by VRIAC and managed or distributed by its affiliates, or unaffiliated entities. Variable separate account investment income and realized capital gains and losses are not reflected in the Consolidated Statements of Operations.

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

We are not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2023. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on us.

Assets Under Management and Administration

A substantial portion of our fees, other charges and margins, are based on assets under management ("AUM"). AUM represents on-balance sheet assets supporting customer account values/liabilities and surplus as well as off-balance sheet institutional/mutual funds. Customer account values reflect the amount of policyholder equity that has accumulated within retirement and annuity products. AUM includes general account assets in which we bear the investment risk, separate account assets in which the contract owner bears the investment risk and institutional/mutual funds, which are excluded from our balance sheets. AUM-based revenues increase or decrease with a rise or fall in the amount of AUM, whether caused by changes in capital markets or by net flows. AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). Assets under administration ("AUA") represent accumulated assets on contracts pursuant to which we either provide administrative services or product guarantees for assets managed by third parties. Fees earned on AUA are generally based on the number of participants, asset levels or the level of services or product guarantees that are provided.

The AUM, AUA and deposits, were as follows as of and for the periods indicated:

December 31,
2023
Deposits:
Variable annuities	$10,044
Fixed annuities	2,253
Total annuities	12,297
Other products	940
Total deposits	$13,237

Assets under management:
Variable annuities	$82,153
Fixed annuities	27,503
Total annuities	109,656
Other products	11,111
Total assets under management	$120,767

Assets under administration	406,672
Total assets under management and administration	$527,439

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

Investments are managed by Voya Investment Management LLC, our affiliate, pursuant to an investment advisory agreement. Portfolios are established for groups of products with similar liability characteristics within us. Our investment portfolio consists largely of high quality fixed maturity securities and short-term investments, investments in commercial mortgage loans, limited partnerships and other instruments, including a small amount of equity holdings. Fixed maturity securities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities and asset-

backed securities. We use derivatives for hedging purposes and to replicate exposure to other assets as a more efficient means of assuming credit exposure similar to bonds of the underlying issuer(s).

Employees and Other Shared Services

VRIAC had 1,660 employees as of December 31, 2023, primarily focused on managing new business processing, product distribution, marketing, customer service and product management for us and certain of our affiliates, as well as providing product development, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

REGULATION

Our operations and businesses are subject to a significant number of federal and state laws, regulations, administrative determinations. Following is a description of certain legal and regulatory frameworks to which we are or may be subject.

Insurance Regulation

Our operations are subject to comprehensive regulation and supervision under U.S. state and federal laws. Each U.S. state, the District of Columbia and U.S. territories and possessions have insurance laws that apply to companies licensed to conduct insurance business in the jurisdiction. We are subject to the insurance laws of the State of Connecticut, where we are domiciled and other jurisdictions in which we transact business. The primary regulators of our insurance operations are the insurance departments of Connecticut, Minnesota and New York.

State insurance laws and regulations grant insurance regulators broad regulatory and administrative powers with respect to all aspects of the insurance business. State regulators enforce the requirements of insurance laws and regulations through periodic market conduct examinations and other examinations. State insurance laws and regulations regulating affiliate transactions, the payment of dividends and change of control transactions are discussed in greater detail below.

State insurance laws and regulations require us to file financial statements with state insurance regulators everywhere we are licensed and our operations and accounts are subject to examination by those regulators at any time. We prepare statutory financial statements in accordance with accounting practices and procedures developed by regulators to monitor and regulate the solvency of insurance companies and their ability to pay current and future policyholder obligations. The National Association of Insurance Commissioners ("NAIC") has approved these uniform statutory accounting principles which have in turn been adopted, in some cases with minor modifications, by all state insurance regulators.

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

Affiliate Transactions. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing the material transaction.

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

NAIC Regulations. The NAIC insurance holding company model act and regulations, a version of which has been adopted by our domicile states, include a requirement that an insurance holding company system's ultimate controlling person submit annually to its lead state insurance regulator an "enterprise risk report" that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.

In addition, the NAIC's Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which has been adopted by the Connecticut Insurance Department, requires that insurers maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer's material risks in normal and stressed environments. In accordance with statutory requirements, Voya Financial, Inc. regularly prepares and submits ORSA summary reports on behalf of the consolidated enterprise to the Connecticut Insurance Department, the legal insurance regulator of Voya Financial, Inc.'s consolidated enterprise. The Connecticut Insurance Department has adopted the Corporate Governance Annual Filing Model Act, which requires insurers, including Voya Financial, Inc., to make an annual confidential filing regarding their corporate governance policies.

Dividend Payment Restrictions. The insurance law of an insurance company's state of domicile imposes certain restrictions on a domiciliary insurance company's ability to pay dividends and interest to its parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends above these levels, or extraordinary dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under Connecticut insurance law, no dividend or other distribution exceeding an amount equal to an insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval.

Financial Regulation

Policy and Contract Reserve Sufficiency Analysis. Under the laws and regulations of Connecticut, we are required to conduct annual analyses of the sufficiency of our statutory reserves. Other jurisdictions in which we are licensed may have certain reserve requirements that differ from our state of domicile. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, are sufficient to meet the insurer's contractual obligations and related expenses. If such an opinion cannot be rendered, the affected insurer must establish additional statutory reserves by moving funds from available statutory surplus. We submit these opinions annually to applicable insurance regulatory authorities.

Surplus and Capital Requirements. Insurance regulators have the discretionary authority, in connection with the ongoing licensing of insurance companies, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators' judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts. We do not currently believe that the current or anticipated levels of our statutory surplus present a material risk that any such regulator would limit the amount of new policies that we may issue.

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, including the risk characteristics of the company's assets, liabilities and certain off-balance sheet items. State insurance regulators use RBC requirements to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2023, our Total Adjusted Capital exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

Bond Factors. In 2021, the NAIC adopted the Moody’s Analytics proposed revisions to the RBC C-1 factors for invested assets effective for the year-end 2021 RBC calculation. The revisions include expanding the current NAIC designations used in the

RBC calculation from six bond structures to twenty. The new factors did not materially impact our RBC calculation. The NAIC is undertaking a second phase of this project to refine capital charges for structured securities.

Macroprudential Framework. Since 2017, the NAIC has been developing a macroprudential framework intended to: improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers and better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally. As part of this initiative, the NAIC has identified liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration as areas of focus.

IRIS Tests. The NAIC has developed the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. We annually submit data under IRIS to the NAIC and the NAIC analyzes this data using prescribed financial data ratios. A ratio falling outside the prescribed "usual range" is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range.

Regulators typically investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range for four or more of the ratios, but each state has the right to inquire about any ratios falling outside the usual range.

We do not anticipate regulatory action as a result of the 2023 IRIS ratio results.

Insurance Guaranty Associations. Each state has insurance guaranty association laws requiring insurance companies doing business in the state to participate in various types of guaranty associations or other arrangements. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these associations levy assessments, up to prescribed limits, on member insurers based on the member insurer’s proportionate share of the business in the relevant jurisdiction in the lines of business in which the impaired or insolvent insurer is engaged. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years.

We accrue the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. We have estimated this undiscounted liability to be minimal as of December 31, 2023 and 2022. We have also recorded an asset of $8.1 million and $8.3 million as of December 31, 2023 and 2022, respectively, for future credits to premium taxes. We estimate our liabilities for future assessments under state insurance guaranty association laws. We believe the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Securities Regulation Affecting Insurance Operations

We sell group variable annuities that are registered with and regulated by the SEC as securities under the Securities Act of 1933, as amended (the "Securities Act"). These products are issued through separate accounts that are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and are regulated by state insurance law. Each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. Our mutual funds, and in certain states, our variable annuity products, are subject to filing and other requirements under federal and state securities laws. Federal and state securities laws and regulations are primarily intended to protect investors and generally grant broad rulemaking and enforcement powers to regulatory agencies.

In June 2019, the SEC adopted Regulation Best Interest ("Regulation BI"). Among other things, Regulation BI applies a heightened "best interest" standard to broker-dealers and their associated persons, including our retail broker-dealer, Voya Financial Advisors, when they make securities investment recommendations to retail customers.

Federal Initiatives Affecting Insurance Operations

The U.S. federal government generally does not directly regulate the insurance business. Federal legislation and administrative policies in several areas can significantly affect insurance companies. These areas include federal pension and retirement plan regulation, financial services regulation, federal tax laws relating to life insurance companies and their products, the USA

PATRIOT Act of 2001 (the "Patriot Act") requiring, among other things, the establishment of anti-money laundering monitoring programs, and federal healthcare laws that may affect supplemental or stop-loss insurance.

Regulation of Retirement Products and Services

Our retirement products and services are subject to federal and state tax, securities, fiduciary (including the Employment Retirement Income Security Act ("ERISA")), insurance and other laws and regulations. The SEC, FINRA, state securities commissions, state banking and insurance departments, the Department of Labor ("DOL") and the Treasury Department are the principal regulators that regulate these products and services.

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

Department of Labor Rules Regarding Fiduciaries

In December 2020, the DOL adopted a revised interpretation to determine investment advice fiduciary status under Title I of ERISA and a new prohibited transaction exemption (PTE 2020-02) that, subject to certain requirements, allows investment advice fiduciaries to receive compensation that might otherwise have been considered an ERISA prohibited transaction. In November 2023, the DOL proposed additional changes to the definition of investment advice fiduciary under ERISA and to PTE 2020-02 and a number of other class prohibited transaction exemptions. We do not believe that compliance with the proposed fiduciary interpretation or the proposed prohibited transaction exemptions will have a material impact on us. We anticipate that other state and federal regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If anticipated amendments to these rules render them more onerous than Regulation BI as further described in –Securities Regulation Affecting Insurance Operations and existing or proposed DOL rules, or result in a conflict with Regulation BI or existing or proposed DOL rules, the impact on us could be more substantial.

SECURE 2.0 Act

On December 29, 2022, the SECURE 2.0 Act ("SECURE 2.0") was signed into law. SECURE 2.0 includes numerous provisions affecting retirement plans that: expand participant coverage; facilitate the establishment of retirement plans by smaller employers, the creation of emergency savings accounts, and opportunities for participants with student debt to begin building retirement savings; and simplify plan administration. These provisions are likely to have a significant effect on retirement plans and participants for the next several years due to their staggered effective dates, and will require numerous changes to retirement plan recordkeeping systems and processes. We continue to update our systems and processes to meet the obligations of SECURE 2.0, but do not expect such activities to have a material impact on us.

Employee Retirement Income Security Act Considerations

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. Among other things, ERISA imposes reporting and disclosure obligations, prescribes standards of conduct that apply to plan fiduciaries and disallows "prohibited transactions," such as conflict-of-interest transactions, self-dealing and certain transactions between a benefit plan and a party in interest without an approved exemption. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including services under specific contracts where we may act as an ERISA fiduciary. We are also subject to ERISA’s prohibited transaction rules for transactions with ERISA plans, which may affect our ability to, or the terms upon which we may, enter into transactions with those plans, even in businesses unrelated to those giving rise to party in interest status. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the DOL, the U.S. Internal Revenue Service ("IRS") and the U.S. Pension Benefit Guaranty Corporation ("PBGC").

Other Laws and Regulations

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed or enacted legislation and regulations, and issued guidance regarding cybersecurity standards and protocols. In addition, the SEC has promulgated more prescriptive investor disclosure rules regarding cybersecurity incidents, as well as cybersecurity risk management and governance.

Twenty-three states have adopted versions of the NAIC’s Insurance Data Security Model Law (the "Model Law"), and other states may adopt versions of the Model Law in the future. Such laws govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws and are designed to ensure that licensees of the Department of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. In February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that is not based on the Model Law, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program. NYDFS’s Cybersecurity Requirements specifically provide for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses and business continuity and disaster recovery, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS. On November 1, 2023, the NYDFS adopted amendments to its cybersecurity regulations, increasing mandatory controls and adding further cybersecurity requirements for larger companies.

Privacy Laws and Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection, use, and disclosure of customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

•provide additional protections regarding the use and disclosure of certain information such as national identification numbers (e.g., Social Security numbers);
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

Some countries have also instituted laws requiring in-country data processing or in-country storage of the personal data of its citizens.

Certain of our activities are subject to the privacy regulations of the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), along with its implementing regulations, which restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices, provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information and imposes requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines.

We are also subject to numerous state consumer privacy laws, including the California Consumer Privacy Act of 2018 ("CCPA"). The CCPA established a privacy framework for covered businesses that collect and process the personal information of California consumers. It includes a broad definition of personal information, affords California residents certain individual rights of access and deletion regarding their personal data, and limits the “sale” of such information, which is also broadly construed to include making personal information available to third parties for valuable consideration. The CCPA does not apply to data subject to the GLBA or the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). However, a

breach of California consumers’ personal data, to the extent it involves data not covered by GLBA or HIPAA, may expose us to liability under the CCPA. The CCPA was further supplemented by the California Privacy Rights Act (the "CRPA"), approved by California voters in November 2020, which established the California Privacy Protection Agency, authorized to promulgate new data protection regulations.

Certain of our products and services are subject to HIPAA, which establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity, availability, and privacy of protected health information. Additionally, we may be required to enter into a HIPAA Business Associate Agreement ("BAA") as a result of administering Flexible Spending Accounts ("FSAs") and Health Reimbursement Arrangements ("HRAs") on behalf of our customers and in connection with the provision of certain services, such as medical claims integration. BAAs require us to safeguard protected health information and restrict how we may use and disclose such information.

More broadly, the General Data Protection Regulation ("GDPR") which regulates data protection for all individuals within the European Union ("EU"), including foreign companies processing data of EU residents, applies to our affiliates operating in the EU. The United Kingdom has also implemented the GDPR (the "U.K. GDPR"). The GDPR and the U.K. GDPR set out a number of requirements that must be complied with when handling the personal data of such EU and U.K. based data subjects respectively including: the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be "forgotten" and rights to data portability; the principle of accountability and the obligation to make public notification of significant data breaches.

The Privacy Protections Working Group, formed by the NAIC in 2019 to review state insurance privacy protections regarding the collection, use and disclosure of information gathered in connection with insurance transactions, is currently drafting a new Privacy Protections Model Act.

Additionally, we may be subject to privacy-related regulatory obligations of third parties with which we do business. For example, our use of certain vendors outside of the U.S. to perform services on our platform could subject us to additional data protection regimes and increased risk of non-compliance.

Data Regulation

There are emerging federal and state regulations and legislation that address the use of big data and artificial intelligence, including machine learning in the business of insurance. President Biden issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, the NAIC issued a Model Bulletin regarding the Use of Artificial Intelligence Systems by Insurers, which is expected to be adopted by multiple states, and the state of Colorado issued regulations governing an insurance company’s use of artificial intelligence. The regulations and legislation generally focus on companies developing a risk management framework to protect the privacy of individuals and protect them against discrimination.

Anti-Money Laundering, Sanctions, and Anti-Corruption Laws

The Patriot Act contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. Internal practices, procedures and controls are required to meet the obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions.

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

Climate change, and the need to develop regulatory tools to ensure that insurers are managing the potential financial risks, has come under scrutiny by state legislatures, federal regulators, the NAIC, state insurance regulators, such as the NYDFS, and other state regulatory agencies.

In 2020, the NAIC established a Climate and Resiliency Task Force to coordinate engagement on climate-related risk and resiliency issues. The Task Force has implemented the NAIC's annual Climate Risk Disclosure Survey and developed proposed enhancements to existing regulatory tools to address climate-related risks.

The NYDFS, in a "Circular Letter No. 15," dated September 22, 2020 and in "Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change," dated November 15, 2021, provided that all New York insurers should start integrating the consideration of the financial risks from climate change into their governance frameworks, business strategies, risk management processes and scenario analysis, and develop their approach to climate-related financial disclosure.

In October 2023, California's governor signed into law climate disclosure and financial reporting legislation entitled the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act. These laws impose new reporting requirements on companies doing business in California that generate over $1 billion in gross annual revenue. The new laws require applicable companies to disclose Scope 1 and Scope 2 greenhouse gas (GHG) emissions beginning in 2026 and Scope 3 GHG emissions in 2027. The laws also require applicable companies to submit biennial climate-related financial risk reports to the California Air Resources Board beginning in 2026. We are monitoring further guidance regarding implementation of the new laws but do not believe that the laws will have a material impact on our business and operations. The SEC has proposed similar disclosure rules for publicly reporting companies, which rules have not yet been finalized.

Item 1A.    Risk Factors

We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, operational, legal, regulatory and reputational risks. The following is a summary of the material factors that could adversely affect our business, sales, revenues, AUM, reputation, results of operations, liquidity, profitability or financial condition.

•Global Market Risks
◦Conditions in the global capital markets, the economy and geopolitical events.
◦The level of interest rates and in particular a period of rapidly increasing interest rates or a recurrence of a low interest rate environment.
◦Unfavorable developments in interest rates, credit spreads and policyholder behavior related to our stable value products.
◦The adequacy of our risk management policies and procedures, including hedging programs.
•Liquidity, Credit and Investment Risks
◦A downgrade or potential downgrade in our financial strength or credit ratings.
◦The inability of counterparties to meet their financial obligations.
◦Requirements to post collateral or make payments related to changes in market value of specified assets.
◦Risks associated with our participation in securities lending and repurchase programs.
◦Risks associated with our institutional funding with a Federal Home Loan Bank.
◦Risk of a decrease in the value of our invested assets and the investment returns credited to customers.
◦The relative illiquidity of some of our investments as well as significant market valuation fluctuations of certain asset classes.
◦Inherent uncertainty in methodologies, estimations and assumptions used to value our investments and determine allowances and impairments on such investments.

•Strategic and Business Risks
◦Our ability to increase or maintain our market share in highly competitive markets.
◦The complexity of our products and services and our reliance on intermediaries.
◦Differences between actual policy experience and pricing, reserving or actuarial assumptions.
◦Credit risk associated with reinsurance, as well as its general availability, affordability or adequacy.
◦Our ability to effectively apply technology or to adapt to disruptive technology or innovations.
◦Our ability to maintain client satisfaction with our services.
•Operational Risks
◦Interruption or other operational failures in telecommunication, cybersecurity, information technology and other operational systems.
◦Our ability to protect the privacy and confidentiality of customer information.
◦Our ability to attract and retain qualified employees.
◦The occurrence of natural or man-made disasters.
◦Potential difficulties arising from outsourcing relationships.
◦Our dependence on third party software licenses.
◦Risks related to our international operations.
•Tax, Regulatory and Legal Risks
◦Potential requirements to reduce the carrying value of our deferred income tax assets or establish an additional valuation allowance against them.
◦Potential limitations on our ability to use certain beneficial deferred tax assets.
◦Changes in tax laws and interpretations of existing tax law.
◦Potential failure to comply with regulations governing our business and our products, or to those of our affiliates.
◦Potential failure to comply with regulations governing our insurance businesses in particular, enforcement actions and regulatory investigations.
◦A decrease in our RBC ratio.
◦Litigation or potential litigation.
◦Changes in accounting standards.

Global Market Risks

Conditions in the global capital markets and the economy generally, as well as geopolitical events, have affected and may continue to affect our business and results of operations.

Our business and results of operations are affected by conditions in the global capital markets and the economy generally and are vulnerable to general economic disruption, decreases in asset prices, increases in market volatility and reductions in the availability of credit.

We are affected by both domestic and international macroeconomic developments. Volatility and disruptions in financial markets, including global capital markets, can have an adverse effect on our investment portfolio, and our liabilities are sensitive to changing market factors. Factors including geopolitics (including war and terrorism) and political uncertainty, potential government shutdowns, the ability of governments to respond in the event of national emergencies, government fiscal and tax policy, interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, exchange rates, the volatility and strength of the capital markets, changes in reference rates and the lack of historical performance information for such rates, and deflation and inflation, all affect our financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of impacts, including diverging impacts, on the value of our assets and our liabilities.

Even in the absence of a market downturn, our retirement, investment and insurance products, and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions.

Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby impacting our ability to support or grow our business. We need liquidity to pay our operating expenses, interest on our debt and dividends to our parent, to maintain our securities lending activities, fund policyholder withdrawals and other benefits, and to replace certain maturing liabilities. Without sufficient liquidity, we would be forced to curtail our operations and our business would suffer.

To the extent that any of the foregoing risks were to emerge in a manner that adversely affected general economic conditions, financial markets, or the markets for our products and services, our financial condition, liquidity, and results of operations could be materially adversely affected.

The level of interest rates may adversely affect our profitability, particularly during a period of rapidly increasing interest rates or in the event of a recurrence of a low interest rate environment.

Increases in market interest rates could have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. A decrease in the estimated fair value of our investment portfolio would result in a reduction in U.S. GAAP equity and an increase in our leverage ratios. An increase in market interest rates could also create increased collateral posting requirements associated with our interest rate hedging programs and Federal Home Loan Bank ("FHLB") funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expense and reduce our results of operations. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a rapidly increasing interest rate environment may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

Conversely, during a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in tandem with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates.

Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates may also coincide with an increase in liabilities for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. We believe that a low interest rate environment would negatively affect our financial performance.

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

Unfavorable developments in interest rates, credit spreads and policyholder behavior may result in adverse financial consequences related to our stable value products, and our hedging program and risk mitigation features may not successfully offset these consequences.

We offer stable value products primarily as a fixed rate, liquid asset allocation option for employees of our plan sponsor customers within the defined contribution funding plans offered by our retirement business. These products provide a guaranteed annual credited rate on participant account values and generally allow immediately eligible participant withdrawals and transfers without a market value adjustment.

The sensitivity of our statutory reserves and surplus established for stable value products to changes in interest rates, credit spreads and policyholder behavior will vary depending on the magnitude of these changes, as well as on the market value of invested assets, participant account value, the market value of assets, credit losses, the guaranteed credited rates available to customers and other product features. Realization or re-measurement of these risks may result in an increase in the reserves for stable value products, and could materially and adversely affect our financial position or results of operations. In particular, in a low interest rate environment, we are exposed to the risk that reserves must be added to fund withdrawals and transfers when guaranteed annual credited rates exceed the earned rate on invested assets. In a rising interest rate environment, we are exposed to the risk of a potential increase in contract holder withdrawals and the potential need to sell assets at a loss to fund those withdrawals.

Although we maintain a hedging program and other risk mitigating features to offset these risks, such program and features may not operate as intended or may not be fully effective, and we may remain exposed to such risks.

Our risk management policies and procedures, including hedging programs, may prove inadequate for the risks we face, which could adversely affect our business and financial condition or result in losses.

We have developed risk management policies and procedures, including hedging programs that utilize derivative financial instruments, and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective, particularly during turbulent economic conditions. Many of our methods of managing risk and exposures are based on observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures accurately, which could be significantly greater than historical measures indicate.

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See "Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses" for risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely protect us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that may prove to be incorrect or inadequate. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

Liquidity, Credit and Investment Risks

A downgrade or a potential downgrade in our financial strength or credit ratings may result in a loss of business and adversely affect our results of operations and financial condition.

We are currently subject to periodic review by independent credit rating agencies S&P, Moody’s, and Fitch, each of which currently maintain an investment grade rating with respect to us. Our ability to obtain secured or unsecured debt financing and our cost of secured or unsecured debt financing depend, in part, on our credit ratings. In turn, maintaining our credit ratings depends on strong financial results and on other factors, including the outlook of the rating agencies on our sector and the market generally. A credit rating downgrade could negatively impact our ability to obtain secured or unsecured financing and increase borrowing costs.

Financial strength ratings, which various rating organizations publish as a measure of an insurance company’s ability to meet contract holder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including: (i) reducing new sales of insurance and annuity products and investment products; (ii) adversely affecting our relationships with our advisors and third-party distributors of our products; (iii) materially increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders; (iv) requiring us to reduce prices for many of our products and services to remain competitive; and (v) adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

In addition, rating agencies may implement changes to their capital models that may favorably or unfavorably affect our ratings.

We cannot assure you that these ratings will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn. Ratings are not a recommendation to buy, sell or hold any security, and each agency’s rating should be evaluated independently of any other agency’s rating.

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

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The deterioration or perceived deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. Our credit risk may also be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure that is due to us, which is most likely to occur during periods of illiquidity and depressed asset valuations. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of rights under the contracts. Bankruptcies, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity.

Requirements to post collateral or make payments related to changes in market value of specified assets may adversely affect our liquidity.

The amount of collateral we may be required to post under short-term financing agreements and derivative transactions may increase under certain circumstances. Pursuant to the terms of some transactions, we could be required to make payment to our counterparties related to any change in the market value of the specified collateral assets. Such requirements could have an adverse effect on our liquidity. Furthermore, with respect to any such payments, we may have unsecured risk to the counterparty as these amounts may not be required to be segregated from the counterparty's other funds, may not be held in a third-party custodial account and may not be required to be paid to us by the counterparty until the termination of the transaction.

Our participation in securities lending and repurchase programs subjects us to potential liquidity and other risks.

The repurchase of securities or our inability to enter into new repurchase agreements would reduce the amount of such cash collateral available to us. Market conditions on or after the repurchase date may limit our ability to enter into new agreements at a time when we need access to additional cash collateral for investment or liquidity purposes.

For both securities lending and repurchase transactions, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities. See " Liquidity and Capital Resources – Securities Pledged in Management’s Narrative Analysis of the Results of Operations and Financial Condition” in Part II, Item 7. of this Annual Report on Form 10-K for further information.

A portion of our institutional funding originates from a Federal Home Loan Bank, which subjects us to liquidity risk.

A portion of our institutional funding originates from the Federal Home Loan Bank of Boston ("FHLB of Boston"). We have issued funding agreements in exchange for eligible collateral primarily in the form of cash, mortgage-backed securities and U.S. Treasury securities. These funding agreements are for a fixed term and cannot be terminated early by the FHLB.

Should the FHLB choose to change its definition of eligible collateral, change the lendable value against such collateral or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional collateral in the form of cash or other eligible collateral. Additionally, if we lose access to FHLB funding, we may be required to find other sources to replace this funding. This could occur if our creditworthiness falls below either of the FHLB's requirements or if legislative or other political actions cause changes to the FHLBs' mandate or to the eligibility of life insurance companies to be members of the FHLB system.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, and results of operations.

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate that the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See risk factor A decrease in our RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition. We are also subject to the risk that cash flows resulting from the payments on pools of mortgages or other obligations that serve as collateral underlying the mortgage-or asset-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain “interest-only” securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

From time to time we invest our capital to seed a particular investment strategy or investment portfolio. We may also co-invest in funds or take an equity ownership interest in certain structured finance/investment vehicles that we or our affiliates manage for our customers. In some cases, these interests may be leveraged with third-party debt financing. Any decrease in the value of such investments could negatively affect our revenues and income or subject us to losses.

Poor investment performance may result in reductions to interest rates credited to our products, which in turn could lead to lower sales, an increase in customer withdrawals, and a decrease in AUM which would adversely affect results of operations.

Some of our investments are relatively illiquid and in some cases are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. Reported values of our relatively illiquid types of investments do not necessarily reflect the current market prices of the assets. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

We invest a portion of our invested assets in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tend to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Recent market volatility may reduce investment income for these types of investments.

The valuation of many of our financial instruments, and the determination of the amount of allowances and impairments taken on our investments, include methodologies, estimations and assumptions that are subject to differing interpretations or are inherently subjective and could result in changes to investment valuations that may adversely affect our results of operations and financial condition.

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it may be difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent or market data becomes less observable. There may be certain asset classes that, although currently in active markets with significant observable data, could become illiquid in a difficult financial environment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.

The determination of the amount of allowances and impairments varies by investment type and is based on our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are subjective and require a high degree of judgment, and are revised as conditions change and new information becomes available. There can be no assurance that management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future if investments perform worse than our expectations. Historical trends may not be indicative of future impairments or allowances.

Differences between actual claims experience and reserving assumptions may adversely affect our results of operations or financial condition.

We establish and hold reserves to pay future policy benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on data and models that include many assumptions and projections, which are inherently uncertain and involve the exercise of significant judgment, including assumptions as to the levels or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, morbidity and persistency. We periodically review the adequacy of reserves and the underlying assumptions. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will grow to the level assumed prior to payment of benefits or claims. If actual experience differs significantly from assumptions or estimates, reserves may not be adequate. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which could materially and adversely affect our results of operations and financial condition.

Strategic and Business Risks

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

Further, the profitability of our engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices in light of any inflationary circumstances.

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of our competitors also have been able to increase their distribution systems through mergers, acquisitions, partnerships or other contractual arrangements. Furthermore, larger competitors may have lower operating costs and an ability to absorb greater risk, allowing them to price products more competitively while maintaining financial strength ratings. These competitive pressures could result in increased pressure on the pricing of certain of our products and services, and could harm our ability to maintain or increase profitability. There can be no assurance that we will continue to effectively compete within the industry or that competition will not have a material adverse impact on our business, results of operations and financial condition.

Our products and services are complex and are frequently sold through intermediaries, and a failure to properly perform services, the misrepresentation of our products or services or a loss or significant change in these relationships may have an adverse effect on our revenues and income.

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

We distribute certain products under agreements with affiliated distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these distribution intermediaries depends on factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and financial strength ratings, and the marketing and services we provide to, and the strength of the relationships we maintain with, individual distributors. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, results of operations and financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the distributors, which could reduce sales.

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

We cede life insurance policies and annuity contracts or certain risks related to life insurance policies and annuity contracts to other insurance companies using various forms of reinsurance including coinsurance, modified coinsurance, coinsurance with funds withheld, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to bear the entire unresolved liability for claims on the reinsured policies. In addition, a reinsurer insolvency or loss of accredited reinsurer status may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves.

In connection with Voya Financial's sale of its individual life business that was completed in 2021, we have entered into a large reinsurance agreement with Security Life of Denver (SLD), our former insurance affiliate, with respect to the portion of the annuity and other legacy businesses that have been written by us. While SLD’s reinsurance obligations to us are collateralized through assets held in trust, in the event of any default by SLD of its reinsurance obligations to us, or any loss of credit for such reinsurance, there can be no assurance that such assets will be sufficient to support the reserves that we would be required to establish or pay claims.

If a reinsurer does not have accredited reinsurer status or if a currently accredited reinsurer loses that status, in any state where we are licensed to do business, we are not entitled to take credit for reinsurance in that state if the reinsurer does not post sufficient qualifying collateral (either qualifying assets in a qualifying trust or qualifying letters of credit ("LOCs")). In this event, we would be required to establish additional statutory reserves. Similarly, the credit for reinsurance taken by us under reinsurance agreements with affiliated and unaffiliated non-accredited reinsurers is, under certain conditions, dependent on the non-accredited reinsurer's ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying LOCs issued by qualifying lending banks. If these steps are unsuccessful, or if unaffiliated non-accredited reinsurers that have reinsured business with us are unsuccessful in obtaining sources of qualifying reinsurance collateral, we might not be able to obtain full statutory reserve credit.

Loss of reserve credit would require us to establish additional statutory reserves and would result in a decrease in the level of our capital, which could have a material adverse effect on our profitability, results of operations and financial condition.

Our reinsurance recoverable balances are periodically assessed for uncollectability. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lending institutions. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition.

The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer's ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. In recent years, we have faced a number of rate increase actions on in-force business, which have in some instances adversely affected our financial results, and there can be no assurance that the outcome of future rate increase actions would not have a material effect on our results of operations or financial condition. In addition, if reinsurers raise the rates that they charge on new business, we may be forced to raise our premiums, which could have a negative impact on our competitive position.

Our business performance and growth plans may be adversely affected if we are not able to effectively apply technology in our business and operations or to adapt quickly enough to disruptive technology or innovations. Conversely, investments in innovative product offerings may fail to yield sufficient returns to cover their costs.

Our success depends, in part, on our ability to develop and implement new or revised solutions that anticipate and keep pace with rapid and continuing innovation, changes in technology, industry standards and client preferences, including changes that result from developments in artificial intelligence and big data analytics. Rapid developments in the applications of generative artificial intelligence may be especially challenging to keep pace with. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. In addition, our innovative solutions may not be accepted in the marketplace. Such technology, including artificial intelligence and big data analytics may develop in unanticipated ways that could harm customers, the Company or our business models or that could lead to increasing regulatory scrutiny. Additionally, the effort to gain technological expertise and develop or apply new technologies requires us to incur significant expenses. All of these factors could have a material adverse effect on our ability to compete or to obtain or retain client engagements.

If our clients are not satisfied with our services, we may face additional cost, loss of profit opportunities and damage to our reputation or legal liability.

We depend, to a large extent, on our relationships with our clients and our reputation to understand our clients’ needs and deliver solutions and services that are tailored to satisfy those needs. If a client is not satisfied with our services, it may be damaging to our business and could cause us to incur additional costs, impair our profitability or reduce our AUM. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.

Operational Risks

Interruption or other operational failures in telecommunication, cybersecurity, information technology and other operational systems, including as a result of human and process error or a failure to maintain the security, integrity, confidentiality, or privacy of such systems, could harm our business.

We are highly dependent on automated and information technology systems, including off-premises systems provided by various cloud services providers, to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. Despite the implementation of security and back-up measures, our information technology systems may remain vulnerable to disruptions, including disruptions due to events that are wholly or partially beyond our control (such as natural disasters and electrical/telecommunications outages) or to physical or electronic intrusions, viruses or other attacks.

Businesses have increasingly become the targets of "cyberattacks," "ransomware," "phishing," "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in significant disruptions to information technology systems and the theft of significant amounts of information as well as funds from online financial accounts. In addition, they can cause extensive damage to the reputation of the targeted business and lead to significant expenses associated with investigation, remediation, regulatory scrutiny and customer protection measures. Like others in our industry, we may experience cybersecurity incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting.

We rely on industry standard commercial technologies to maintain the security of our systems, but such protections may not be sufficient to prevent unauthorized individuals from circumventing our security measures and penetrating our systems to access, view, misappropriate, alter, or delete information in such systems, including personal information and proprietary business information, or to misappropriate funds from online financial accounts. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. Our transition to work-from-home or hybrid working environments also increases our vulnerability to cybersecurity threats and other fraudulent activities.

Certain state and federal laws require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information or that otherwise results in unauthorized disclosure or use of personal information, could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses.

All of these risks exist where we rely on third party service providers to provide services to us and our customers, including service providers to which we outsource certain of our functions and including providers of information security services used by businesses acquired by us or Voya Financial. The failure of any one of these systems for any reason, including due to errors made by our employees or agents or due to cybersecurity incidents, could cause significant interruptions to our operations or result in substantial costs and other negative consequences such as harm to our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition. For additional information about specific cybersecurity regulations that we are subject to, see —Regulation—Other Laws and Regulations—Cybersecurity Regulatory Activity in Part I, Item 1. of this Annual Report on Form 10-K.

Our risk management policies and procedures, including our cybersecurity incident response plan, may not be adequate for the operational risks we face, and in particular, for the increased operational risks posed by costly and time-consuming integration of acquired businesses. Our risk management methods depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, as well as on timely escalation of critical information regarding our operations and systems. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events, as well as technology, policies and procedures to manage increasingly complex and large amounts of information, including unstructured data, retained electronically. These policies and procedures may not be fully effective.

Any failure to protect the privacy and confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Our business and relationships with customers are dependent on our ability to maintain the privacy, security and confidentiality of our and our customers' personal information, trade secrets, and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees and agents). We are also subject to numerous federal and state laws, as well as certain non-U.S. laws such as GDPR, regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Numerous state regulatory bodies and the U.S. Senate have proposed and enacted legislation and regulations regarding privacy standards and protocols. As data privacy and protection laws continue to proliferate, including due to increased focus on data use by artificial intelligence or other innovative technology, we may incur significant technological, administrative and other expenses and face other difficulties in complying with an increasing number of legal obligations with respect to data privacy and security, or with balancing competing requirements that may be inconsistent across jurisdictions.

Many of our employees and contractors and the representatives of our broker-dealer subsidiaries have access to and routinely process personal information in computerized, paper and other forms, including on legacy systems or on systems that may not yet be fully integrated in our systems. We rely on various internal policies, procedures and controls to protect the privacy, security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us or our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail in the future to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, or if we fail to implement or maintain such controls and policies and procedures when integrating acquired businesses, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see risk factor Interruption or other operational failures in telecommunication, cybersecurity, information technology, and other operational systems, including as a result of human and process error or a failure to maintain the security, integrity, confidentiality or privacy of such systems, could harm our business.

Our business success depends on our ability to attract and retain qualified employees.

Our ability to attract and retain qualified employees is critical to our success. As a financial services organization, our employees are our most important resource. In addition, some of our most critical functions rely on the employees of our strategic partners and outsourcing vendors. In many areas of our industry, competition for qualified personnel has intensified in recent years. If we or our strategic sourcing partners are unable to continue to attract or retain qualified employees, including successors to key officers and other positions, our ability to compete could be adversely affected.

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
•Increased impairments or credit rating downgrades within our general account portfolio, which could consume our excess capital and reduce our dividend capacity or trigger requirements for additional statutory capital.
•Extraordinary assessments on us due to requirements in jurisdictions where we are admitted to transact business requiring life insurers to participate in guaranty associations, which raise funds to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers;
•Reductions in the carrying value of our deferred tax assets as a result of a need to establish an additional valuation allowance against such assets, which would decrease U.S. GAAP equity and increase our leverage ratio (which could result in increased scrutiny by insurance regulators and rating agencies), and could also affect our statutory surplus if there is a reduction in the statutory carrying value of our deferred tax assets admitted for statutory purposes;
•Changes in the rate of mortality, claims, withdrawals, lapses and surrenders of existing policies and contracts, as well as sales of new policies and contracts;
•Reduced premium revenues in our business due to increased unemployment;
•Material harm to the financial condition of our reinsurers, including due to increased claims, which would increase the probability of default on reinsurance recoveries;
•Reduced sales levels due to decreased RFP activity or delayed decision making by our clients or prospective clients;
•Disruption of our normal business operations, including the ability to interact with existing or potential clients, due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services, or mandatory shutdowns and stay-at-home orders.

A number of these risks materialized in connection with the COVID-19 pandemic, which created material economic disruption worldwide and had significant effects on our business operations, including the operations of Voya’s overseas operations in India and third-party outsourcing providers.

In the event of any future disaster or disruption, there can be no assurance that our business continuation and crisis management plan or insurance coverages would be effective in mitigating any negative effects on operations or profitability in the event of a disaster, nor can we provide assurance that the business continuation and crisis management plans of the independent distributors and outside vendors on which we rely for certain services and products would be effective in mitigating any negative effects on the provision of such services and products.

If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised, which may adversely affect our business and results of operations.

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our information technology and business functions. If our third-party service providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience system failures, disruptions or other operational difficulties, an inability to meet obligations, including obligations to policyholders, customers, business partners and distribution partners, increased costs and a loss of business and such events may have a material adverse effect on our business and results of operations. See risk factor Interruption or other operational failures in telecommunication, cybersecurity, information technology and other operational systems, including as a result of human and process error or a failure to maintain the security, integrity, confidentiality or privacy of such systems, could harm our business.

We depend on licenses of third-party software to provide our services. The inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our applications incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to much of the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our applications with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our applications depend on the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our own applications, delay new application introductions, result in a failure of our applications and damage our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which could result in increased costs, business disruptions and other complications.

Our international operations may result in increased risks to our business.

Our international operations, including our operations in India, expose us to a variety of political, legal, operational and other risks, including: changes in laws, their application or interpretation; increased or conflicting regulatory restrictions; political instability; non-compliance with anti-corruption and anti-bribery laws; economic or trade sanctions; dividend limitations; price controls; currency exchange controls or other transfer or exchange restrictions; difficulty in enforcing contracts; nationalization or expropriation of assets; imposition of limits on foreign ownership of local companies; and public or political criticism of our business and operations.

Tax, Regulatory and Legal Risks

We may be required to reduce the carrying value of our deferred income tax assets or establish an additional valuation allowance against the deferred income tax assets.

We evaluate and test our ability to realize our deferred tax assets on a quarterly basis. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies.

Reductions to deferred income taxes could occur if: (i) there are significant changes to federal tax policy, (ii) our business does not generate sufficient taxable income; (iii) there is a significant decline in the fair market value of our investment portfolio; or (iv) our tax planning strategies are not feasible. Additionally, future changes in facts, circumstances, or tax law, including a reduction in federal corporate tax rates, may result in a reduction in the carrying value of our deferred income tax assets and our RBC ratio, or an increase in the valuation allowance. A reduction in the carrying value of our deferred income tax assets, a reduction in our RBC ratio, or an increase in the valuation allowance could have a material adverse effect on our results of operations and financial condition.

We have significant deferred tax assets on our available-for-sale portfolio due to unrealized losses. Future increases to interest rates or the occurrence of other unexpected circumstances, such as changes in the economic environment, liquidity and investment strategy, could result in recording a related valuation allowance on our deferred tax assets in a future period.

We have estimated our deferred tax assets based on projections of future taxable income and on tax planning related to unrealized gains on investment assets. To the extent that our estimates of future taxable income decrease or if actual future taxable income is less than the projected amounts, recognition of our deferred tax assets may be reduced. Also, to the extent that unrealized gains decrease, the tax benefit may be reduced. Any reduction, including a reduction associated with a decrease in tax rate, in our deferred tax assets may be recorded as a tax expense.

Our ability to use certain beneficial deferred tax assets may become subject to limitations.

Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered by the occurrence of an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three year period ("Section 382 event"). If triggered, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation. This limitation is generally derived by multiplying the fair market value of the company immediately before the date of the Section 382 event by the applicable federal long-term tax-exempt rate. If we were to experience a Section 382 event, this could impact our ability to obtain tax benefits from existing deferred tax assets, as well as future losses and deductions.

Changes in tax laws and interpretations of existing tax law, including recent U.S. tax law changes could impact the taxation of our operations or impact the ability of us to make distributions to Voya Financial, Inc. or make our products less attractive to customers.

Changes in tax law, as well as changes in interpretation and enforcement of existing tax laws could increase our future tax costs, reducing our profitability. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations. The CAMT is effective in taxable years beginning after December 31, 2022. There is uncertainty in the application of CAMT rules due to limited guidance to date by the U.S. Treasury and IRS. If the CAMT applies in a future year, Voya Financial will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards, which could adversely impact our business, financial condition results of operations and liquidity. Additionally, any tax liability may create variability in the amount of cash taxes that we pay, which may affect our ordinary dividend or share buyback capacity.

Changes or clarifications in tax law could cause further reductions to our statutory deferred tax assets and our RBC ratio. A reduction in the statutory deferred tax assets or RBC ratios may impact our ability to make distributions to Voya Financial, Inc. and consequently could negatively impact Voya’s ability to pay dividends to its stockholders and to service its debt.

Current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products, and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits could make some of our products less attractive to customers. Reductions in individual income tax rates or estate tax rates could also make some of our products less advantageous to customers. Changes in federal tax laws that reduce the amount an individual can contribute on a pre-tax basis to an employer-provided, tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions), or that would limit an individual’s aggregate amount of tax-deferred savings could make our products less attractive to customers.

Our businesses and those of our affiliates are heavily regulated and our products and services are subject to extensive regulation. Changes in regulation or the application of regulation or the failure to meet complex product requirements may reduce our profitability.

We are subject to detailed insurance, asset management and other financial services laws and government regulation. Regulatory agencies have broad administrative power over many aspects of our business, which may include ethical issues, money laundering, privacy, recordkeeping and marketing and sales practices. Also, bank regulators and other supervisory authorities in the U.S. and elsewhere continue to scrutinize payment processing and other transactions under regulations governing such matters as money-laundering, prohibited transactions with countries subject to sanctions, and bribery or corruption.

Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS.

For example, U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code. Additionally, state and federal securities and insurance laws impose requirements relating to insurance and annuity product design, offering and distribution and administration. Failure to manage or administer product features in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities, or insurance requirements could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, interrupt our operations or adversely impact profitability.

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

In addition, governmental scrutiny with respect to matters relating to compensation, compliance with regulatory and tax requirements, environmental laws and other business practices in the financial services industry has increased significantly in the past several years and has resulted in more aggressive and intense regulatory supervision and the application and enforcement of more stringent standards. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, can lead to increased inquiries or investigation by regulators, legislators or law enforcement officials or in lawsuits. Such developments could also have a negative impact on our reputation and on business retention and new sales, which could adversely affect our business and results of operations.

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

Past or future misconduct by our employees, agents, intermediaries, representatives of our broker-dealer affiliates or employees of our vendors could result in violations of law by us, regulatory sanctions or serious reputational or financial harm, and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor employees’ and associates' business decisions and to prevent us from taking excessive or inappropriate risks, employees and associates may take such risks regardless of such controls and procedures. Our Parent's compensation policies and practices are reviewed as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition. Future legislation or regulation or governmental views on compensation may result in us altering compensation practices in ways that could adversely affect our ability to attract and retain talented employees.

For a description of certain regulatory inquiries affecting the Company, see the Litigation, Regulatory Matters and Loss Contingencies section of the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Our businesses are heavily regulated, and changes in regulation in the U.S., enforcement actions and regulatory investigations may reduce profitability.

Our operations are subject to comprehensive regulation and supervision throughout the U.S.. State insurance laws regulate most aspects of our insurance business and we are regulated by the insurance department of our state of domicile, Connecticut. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors or investors. See —Regulation—Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K.

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the protection of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition.

A decrease in our RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks. We are subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of the state of Connecticut, our state of domicile. (For additional discussion of how the NAIC calculates RBC ratios, see —Regulation—Insurance Regulation—Financial Regulation—Risk-Based Capital in Part I, Item 1. of this Annual Report on Form 10-K.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies' expectations. To the extent that our RBC ratios are deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce our capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

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

We are, and may be in the future, subject to legal actions in the ordinary course of our business operations. Some of these legal proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble or punitive damages. Our reserves for litigation may prove to be inadequate and insurance coverage may not be available or may be declined for certain matters. It is possible that our results of operations or cash flows in a particular interim or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation depending, in part, on the results of operations or cash flows for such period. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation matters could have a material adverse effect on our financial condition.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Voya Financial maintains an information security program that seeks to comply with applicable regulatory requirements. The information security team, led by Voya Financial’s Chief Information Security Officer ("CISO"), implements appropriate measures designed to safeguard sensitive information and protect our operations and systems against cyber threats. The information security team carries out continuous monitoring and evaluation of Voya Financial’s technology and digital infrastructure with the goal of identifying and assessing threats and proactively mitigating potential risks. The CISO and the information security team provide regular updates to Voya Financial's senior management, as further described under Cybersecurity Governance below.

In addition, as part of its risk management strategy, Voya Financial has an established and integrated cybersecurity incident response plan that focuses on incident detection, management and response. The information security team periodically reviews and updates the plan and tests playbooks within the plan through tabletop exercises.

Voya Financial's information security team is responsible for identifying, assessing, and managing cyber risk, with support from Voya Financial's operational risk management team. Information security control tasks are performed under the direction and guidance of Voya Financial’s CISO, who is designated under Voya Financial’s risk management principles and policies to oversee the evaluation and mitigation of information security risks. Information security management is integrated into Voya Financial’s overall risk management framework, which provides for a coordinated approach to addressing cybersecurity risk.

As part of Voya Financial’s overall information security program, it may engage and retain external assessors and consultants to help improve our security, stay aligned with industry best practices, evaluate external threats and, on an as-needed basis, perform forensic reviews of cybersecurity-related incidents or independent security assessments.

With regard to risks posed by third-party vendors and service providers, Voya Financial has a dedicated team that is responsible for evaluating, assessing, and addressing those risks, with the ultimate goal of protecting sensitive information and the security of our operations and systems supported by those vendors and providers using a risk-based approach. This team conducts due diligence on third-party vendors and service providers, including evaluating their information security controls and related measures, to identify potential risks and implement appropriate controls.

Technology risks, including cybersecurity threats, undergo a thorough risk management assessment. Voya Financial evaluates risks quantitatively and qualitatively to determine both the probability and potential severity of such risks and whether any such risks could materially affect Voya Financial or its subsidiaries, including VRIAC. We have experienced and may continue to experience cybersecurity incidents and threats that could materially affect our business strategy, results of operations or financial condition. There have been no known cybersecurity incidents that have materially affected us in the past three years. For more information about the cybersecurity related risks that we face, see Interruption or other operational failures in telecommunication, cybersecurity, information technology and other operational systems, including as a result of human and process error or a failure to maintain the security, integrity, confidentiality, or privacy of such systems, could harm our business in Risk Factors in Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

As detailed above, Voya Financial’s CISO and the information security team regularly assess and manage cybersecurity risks. Voya Financial's information security leadership team has extensive information technology and information security experience, and the full team comprises over 100 employees with over 150 certifications from leading information security certification organizations. Additional management of cybersecurity risks is conducted by Voya Financial's Technology and Operational Risk Committee ("TORC"), which has been delegated authority by Voya Financial's Management Risk Committee to provide oversight of operational risk, including information and technology risk, as well as related legal, compliance and regulatory risks. Members of the TORC include senior management with relevant expertise in operations, technology, information security, legal, compliance, data privacy and operational risk management. The information security team participates in the TORC meetings to discuss cybersecurity risks and mitigation treatment. The TORC provides guidance and direction in assessing, addressing, mitigating and monitoring cybersecurity risks within Voya Financial.

Voya Financial’s Board committees include the Technology, Innovation and Operations ("TIO") Committee, which provides support to the Voya Financial Board in its oversight of information technology, including cybersecurity risks. In addition, the TIO Committee supports the Voya Financial Audit Committee in reviewing cybersecurity risks and disclosures thereof, and collaborates with both the Audit Committee and the Risk, Investment and Finance ("RIF") Committee of Voya Financial’s Board to oversee material risks. Management, including the CISO, regularly updates the TIO Committee on cybersecurity-related matters.

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

Item 3.    Legal Proceedings

See the Litigation, Regulatory Matters and Loss Contingencies section of the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. in this Annual Report on Form 10-K for a description of our material legal proceedings.

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

During the year ended December 31, 2023, VRIAC declared and paid an ordinary dividend to its Parent in the aggregate amount of $310 million. During the year ended December 31, 2022, VRIAC declared and paid an ordinary dividend to its Parent in the aggregate amount of $48 million, as well as an extraordinary dividend in the aggregate amount of $809 million.

During the year ended December 31, 2023 and 2022 , VRIAC did not receive any capital contribution from its Parent.

Item 6. Reserved

Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition

For the purposes of this discussion, the terms "VRIAC," "the Company," "we," "our," and "us" refer to Voya Retirement Insurance and Annuity Company and its wholly owned subsidiaries. We are a direct, wholly owned subsidiary of Voya Holdings Inc. ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2023 and 2022, and financial condition as of December 31, 2023 and 2022. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K. For discussion and analysis of our results of operations for the years ended December 31, 2022 and 2021, refer to our 2022 Annual Report on Form 10-K filed with the SEC on March 9, 2023.

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the "Note Concerning Forward-Looking Statements."

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

Effective January 1, 2023, we adopted Accounting Standards Update ("ASU") 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"). As a result, deferred policy acquisition costs and value of business acquired were no longer considered critical estimates, as the amortization methodology is no longer subject to a significant degree of variability and does not require a high degree of judgment.

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

We have certain credit default swaps ("CDS") and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from Voya Financial for the current year, the deferred income tax liabilities and assets for items recognized differently in our Consolidated Financial Statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments are reevaluated on a quarterly basis and as regulatory and business factors change.

During the year, we had gains on available-for-sale securities in Other comprehensive income of $661 million, resulting in overall unrealized capital losses of $(1.8) billion in Accumulated other comprehensive income as of December 31, 2023. The gains generated during the year reduced the prior year deferred tax asset ("DTA") related to the unrealized capital losses. We expect this DTA to be utilized by our capital loss carryback capacity and hold to maturity tax planning strategy. Significant future increases to interest rates or the occurrence of other unexpected circumstances, such as changes in the economic environment, liquidity and investment strategy, could result in recording a related valuation allowance on our deferred tax assets in a future period.

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

Changes in Law

Certain changes or future events, such as changes in tax legislation, completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates of valuation allowances, deferred taxes, tax provisions, and effective tax rates.

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% corporate alternative minimum tax ("CAMT") and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. Based on this guidance, we do not expect to be subject to the CAMT for 2024. As a separate tax payer, we do not expect to be subject to the 1% excise tax.

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

Results of Operations

	Year ended December 31,
($ in millions)	2023	2022	Change
Revenues:
Net investment income	$1,523	$1,619	$(96)
Fee income	993	979	14
Premiums	29	16	13
Net gains (losses)	(134)	(429)	295
Other revenue	18	41	(23)
Total revenues	2,429	2,226	203
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	817	730	87
Operating expenses	1,133	1,132	1
Net amortization of Deferred policy acquisition costs and Value of business acquired	76	81	(5)
Interest expense	3	1	2
Total benefits and expenses	2,029	1,944	85
Income (loss) before income taxes	400	282	118
Income tax expense (benefit)	13	(51)	64
Net income (loss)	$387	$333	$54

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Revenues

Net investment income decreased by $96 million from $1,619 million to $1,523 million primarily due to:

•lower investment income on fixed maturity securities primarily due to interest rate movements and lower average volume; and
•lower alternative investment and prepayment fee income in the current period primarily driven by overall market performance.

Net gains (losses) improved by $295 million from a loss of $429 million to a loss of $134 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•favorable equity security performance due to higher equity markets in the current period.

The change was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.

Other revenue decreased by $23 million from $41 million to $18 million primarily due to:

•lower revenue from transition service agreements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $87 million from $730 million to $817 million primarily due to:

•unfavorable amortization on deposit assets due to annual assumption updates; and

•higher participant crediting rates due to higher interest rates.

Income Tax Expense (Benefit)

Income tax expense (benefit) changed by $64 million from a benefit of $51 million to an expense of $13 million primarily due to:

•an increase in income before income taxes; and
•tax credits claimed in 2022 related to tax years 2012 - 2017.

The change was partially offset by:

•the Security Life of Denver Company capital loss carryback. For more details, see the Income Taxes Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities. ABS, traditional MBS and various CMO tranches managed in combination with financial derivatives as part of a proprietary strategy known as CMO-B.

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

See the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information on investments. Additionally, see the Consolidated Balance Sheets in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for a composition of our investment portfolio.

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

As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities, that have not yet been rated by the SVO as of each balance sheet date, such as private placements. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's Investors Service, Inc. ("Moody's"), Standard's & Poor's Ratings ("S&P") and Fitch Ratings, Inc. ("Fitch"). If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2023 and 2022 the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5 and 1.6, respectively.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2023
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$275	$—	$—	$—	$—	$—	$275
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	535	19	—	—	—	—	554
U.S. corporate public securities	1,810	3,587	176	31	1	—	5,605
U.S. corporate private securities	1,360	1,985	246	43	2	—	3,636
Foreign corporate public securities and foreign governments(1)	654	1,230	81	55	—	2	2,022
Foreign corporate private securities(1)	236	1,952	93	4	14	—	2,299
Residential mortgage-backed securities	2,487	30	2	—	6	7	2,532
Commercial mortgage-backed securities	1,939	332	61	9	11	6	2,358
Other asset-backed securities	1,331	188	1	5	—	3	1,528
Total fixed maturities	$10,657	$9,323	$660	$147	$34	$18	$20,839
% of Fair Value	51.1%	44.7%	3.2%	0.7%	0.2%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2022
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$377	$—	$—	$—	$—	$—	$377
U.S. Government agencies and authorities	30	—	—	—	—	—	30
State, municipalities and political subdivisions	567	33	—	—	—	—	600
U.S. corporate public securities	1,799	3,886	218	26	—	9	5,938
U.S. corporate private securities	1,293	2,027	180	66	2	—	3,568
Foreign corporate public securities and foreign governments(1)	680	1,266	75	40	—	5	2,066
Foreign corporate private securities(1)	282	2,044	82	21	9	—	2,438
Residential mortgage-backed securities	2,640	238	2	—	5	8	2,893
Commercial mortgage-backed securities	2,160	366	59	7	5	2	2,599
Other asset-backed securities	1,081	218	2	5	1	3	1,310
Total fixed maturities	$10,909	$10,078	$618	$165	$22	$27	$21,819
% of Fair Value	50.0%	46.2%	2.8%	0.8%	0.1%	0.1%	100.0%
(1) Primarily U.S. dollar denominated.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2023 and 2022, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:
•when three ratings are received then the middle rating is applied;
•when two ratings are received then the lower rating is applied;
•when a single rating is received, the ARO rating is applied; and
•when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2023
ARO Quality Ratings(2)	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$275	$—	$—	$—	$275
U.S. Government agencies and authorities	—	30	—	—	—	30
State, municipalities and political subdivisions	38	334	163	19	—	554
U.S. corporate public securities	24	246	1,587	3,538	210	5,605
U.S. corporate private securities	18	166	1,160	1,950	342	3,636
Foreign corporate public securities and foreign governments(1)	8	107	588	1,168	151	2,022
Foreign corporate private securities(1)	—	25	187	1,928	159	2,299
Residential mortgage-backed securities	727	1,622	31	43	109	2,532
Commercial mortgage-backed securities	147	971	497	620	123	2,358
Other asset-backed securities	84	387	850	191	16	1,528
Total fixed maturities	$1,046	$4,163	$5,063	$9,457	$1,110	$20,839
% of Fair Value	5.0%	20.0%	24.3%	45.4%	5.3%	100.0%
(1) Primarily U.S. dollar denominated.
(2) In 2023, Fitch downgraded the United States long-term credit rating from AAA to AA+. As a result, the effective ratings on all Treasury and Agency guaranteed mortgage-backed securities were similarly lowered from AAA to AA+.

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

Unrealized Capital Losses

As of December 31, 2023 and 2022, we held one and three fixed maturity securities with unrealized capital loss in excess of $10 million, respectively. As of December 31, 2023 and 2022, the unrealized capital losses on these fixed maturity securities equaled $11 million, or 0.5% and $33.2 million or 1.3%, respectively, of the total unrealized losses.

As of December 31, 2023, we had $1.5 billion of energy sector fixed maturity securities, constituting 7.3% of the total fixed maturities portfolio, with gross unrealized capital losses of $87 million, including no energy sector fixed maturity securities with unrealized capital loss in excess of $10 million. As of December 31, 2023, our fixed maturity exposure to the energy sector was comprised of 91.8% investment grade securities.

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

Residential Mortgage-Backed Securities

The following table presents our residential mortgage-backed securities as of the dates indicated:

	December 31, 2023
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,505	$14	$23	$—	$1,496
Prime Non-Agency	1,097	8	100	—	1,005
Alt-A	20	2	1	1	22
Sub-Prime(1)	16	—	1	—	15
Total	$2,638	$24	$125	$1	$2,538
(1) Includes subprime other asset backed securities.
	December 31, 2022
($ in millions)	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives	Fair Value
Prime Agency	$1,493	$12	$33	$—	$1,472
Prime Non-Agency	1,496	7	118	—	1,385
Alt-A	24	3	1	1	27
Sub-Prime(1)	19	1	1	—	19
Total	$3,032	$23	$153	$1	$2,903
(1) Includes subprime other asset backed securities.

Commercial Mortgage-backed Securities

The following table presents our commercial mortgage-backed securities as of the dates indicated:

	December 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2023	$—	$—	$3	$3	$2	$2	$—	$—	$—	$—	$5	$5
2022	8	8	48	41	88	81	80	73	—	—	224	203
2021	68	62	115	89	144	127	224	201	12	10	563	489
2020	26	25	30	25	38	31	102	82	9	6	205	169
2019	9	8	135	119	71	63	189	146	15	10	419	346
Prior	52	44	803	694	221	193	146	118	143	97	1,365	1,146
Total	$163	$147	$1,134	$971	$564	$497	$741	$620	$179	$123	$2,781	$2,358

	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2022	$20	$17	$36	$34	$114	$105	$86	$76	$26	$26	$282	$258
2021	123	98	67	60	138	121	231	200	3	3	562	482
2020	50	46	21	18	46	37	107	85	—	—	224	186
2019	126	111	33	31	104	94	202	164	6	4	471	404
2018	73	64	19	16	71	64	29	24	17	14	209	182
Prior	642	559	139	129	206	187	160	138	83	74	1,230	1,087
Total	$1,034	$895	$315	$288	$679	$608	$815	$687	$135	$121	$2,978	$2,599

As of December 31, 2023, 82.2% and 14.1% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 82.9% and 14.2% of CMBS investments were designated as NAIC-1 and NAIC-2, respectively.

Other Asset-backed Securities

The following table presents our other asset-backed securities as of the dates indicated:

	December 31, 2023
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$52	$51	$342	$342	$751	$752	$72	$71	$14	$9	$1,231	$1,225
Auto-Loans	—	—	—	—	—	—	—	—	—	—	—	—
Student Loans	3	4	48	44	—	—	—	—	—	—	51	48
Credit Card loans	—	—	—	—	2	2	—	—	—	—	2	2
Other Loans	35	29	1	1	106	96	127	117	4	4	273	247
Total(1)	$90	$84	$391	$387	$859	$850	$199	$188	$18	$13	$1,557	$1,522
(1) Excludes subprime other asset backed securities
	December 31, 2022
($ in millions)	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Collateralized Obligation	$50	$48	$247	$236	$658	$616	$72	$66	$15	$10	$1,042	$976
Auto-Loans	—	—	6	6	—	—	—	—	—	—	6	6
Student Loans	10	9	53	48	—	—	—	—	—	—	63	57
Credit Card loans	—	—	—	—	2	1	—	—	—	—	2	1
Other Loans	37	30	1	1	86	76	172	153	—	—	296	260
Total(1)	$97	$87	$307	$291	$746	$693	$244	$219	$15	$10	$1,409	$1,300
(1) Excludes subprime other asset backed securities

As of December 31, 2023, 87.1% and 12.3% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively. As of December 31, 2022, 82.7% and 16.8% of Other ABS investments were designated as NAIC-1 and NAIC-2, respectively.

Mortgage Loans on Real Estate

As of December 31, 2023 and 2022, our mortgage loans on real estate portfolio had a weighted average DSC of 1.84 and 1.81 times, respectively, and a weighted average LTV ratio of 46.0% and 46.6%, respectively. See the Investments Note and Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

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

As of December 31, 2023, the Company's total European exposure had an amortized cost and fair value of $2.1 billion and $2.0 billion, respectively. Some of the major country level exposures were in the United Kingdom of $0.9 billion, in The Netherlands of $204 million, in Belgium of $38 million, in France of $194 million, in Germany of $138 million, in Switzerland of $92 million, and in Ireland of $63 million. Our direct exposure in Eastern Europe is comparatively small, with only $1 million of exposure in Russia and none in Ukraine or Belarus.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. We maintain the following agreements:

•A reciprocal loan agreement with Voya Financial, Inc., an affiliate, whereby either party can borrow from the other up to 3.0% of VRIAC's statutory admitted assets as of the prior December 31. As of December 31, 2023, VRIAC had $295 million outstanding receivable and VIPS had a $31 million outstanding payable. As of December 31, 2022, we had no outstanding receivable and VIPS had a $31 million outstanding payable from/to Voya Financial, Inc. under the reciprocal loan agreement. We and Voya Financial, Inc. continue to maintain the reciprocal loan agreement and future borrowings by either party will be subject to the reciprocal loan terms summarized above. Interest on any borrowing by either the Company or Voya Financial, Inc. is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

•We hold approximately 47.0% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2023, VRIAC had securities lending collateral assets of $499 million, which represents approximately 0.4% of its general account statutory admitted assets. As of December 31, 2022, VRIAC had securities lending collateral assets of $615 million, which represents approximately 0.6% of its general account statutory admitted assets.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In December 2023, Moody’s confirmed its outlook for the U.S. life insurance sector as stable. Also, in November 2023, Fitch changed its outlook from neutral to improving for the North American life insurance sector.

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

Reinsurance

We reinsure our business through a diversified group of well-capitalized, highly rated reinsurers. However, we remain liable to the extent our reinsurers do not meet their obligations under the reinsurance agreements. We monitor trends in arbitration and any litigation outcomes with our reinsurers. Collectability of reinsurance balances is evaluated by monitoring ratings and evaluating the financial strength of our reinsurers. Large reinsurance recoverable balances are collateralized through secured trusts. For additional information regarding our reinsurance recoverable balances, see the Reinsurance Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Derivatives

We use derivatives for a variety of hedging purposes. We also have embedded derivatives within fixed maturities instruments and certain product features. See the Business, Basis of Presentation and Significant Accounting Policies Note and Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of December 31, 2023, the following table presents our on- and off- balance sheet contractual obligations due in various periods. The payments reflected in this table are based on our estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase obligations(1)	$745	$737	$8	$—	$—
Reserves for insurance obligations(2)(3)	34,425	3,105	4,788	4,813	21,719
Retirement and other plans(4)	49	6	10	10	23
Short-term and long-term debt obligations(5)	33	32	1	—	—
Securities lending and collateral held(6)	873	873	—	—	—
Total	$36,125	$4,753	$4,807	$4,823	$21,742
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
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting assumptions. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $34.4 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $30.6 billion recorded on our Consolidated Balance Sheets as of December 31, 2023. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
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
(6) Securities loaned and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative and cleared derivative contracts. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements and collateral held include off-balance sheet non-cash collateral of $171 million and $10 million, respectively.

Securities Pledged

See the Business, Basis of Presentation and Significant Accounting Policies Note and the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K for further information on our securities lending program.

FHLB

We are a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”). We are required to pledge collateral to back funding agreements issued to the FHLB. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets and subject to the availability of eligible collateral. Collateral is pledged based on the outstanding balances of FHLB funding agreements. The limit for the program is up to an amount that corresponds to the lending value of assets that can be pledged to the FHLB of Boston, which is limited to 5% of the admitted assets of VRIAC on a statutory basis. The lending value of assets varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLBs. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed.

As of December 31, 2023, we had $671 million in non-putable FHLB funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2023, we had assets with a market value of approximately $1,205 million, which collateralized the FHLB funding agreements. As of December 31, 2023, our available collateral lending value was approximately $1.6 billion for VRIAC.

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
•Duration mismatch limits;
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

We use product design, pricing and asset/liability management ("ALM") strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See The level of interest rates may adversely affect our profitability, particularly during a period of rapidly increasing interest rates or in the event of a recurrence of a low interest rate environment in Risk Factors, Part I, Item 1A. of this Annual Report on Form 10-K. See the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information regarding derivative strategies on our material derivative types.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2023. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2023
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$20,839	$(1,284)	$1,431
Mortgage loans on real estate	—	3,829	(122)	132
Derivatives:
Interest rate contracts	11,135	(104)	140	(164)
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	28,954	(1,428)	1,555
Funding agreements with fixed maturities	—	672	(1)	1
Supplementary contracts, immediate annuities and other	—	192	(3)	4
Stabilizer and MCGs	—	9	11	12
(1)    Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.
(2)    (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3)    Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within Stabilizer and MCGs.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table presents the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2023. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in insurance contracts. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2023
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value		$65	$6	$(6)
Limited partnerships/corporations		1,046	63	(63)
(1) (Decreases) in assets are presented in parentheses and increase in assets are presented without parentheses.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $20.9 billion and $22 billion as of December 31, 2023 and 2022, respectively. Our credit risk materializes primarily as impairment losses or credit related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Voya Retirement Insurance and Annuity Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2018-12
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for long-duration contracts in each of the three years in the period ended December 31, 2023 due to the adoption of ASU No. 2018-12, Financial Services – Insurance (Topic 944), Targeted Improvements to the Accounting for Long Duration Contracts. Our opinion is not modified with respect to this matter.

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

Valuation of investments in securities
Description of the Matter
A subset of the Company’s $18.7 billion fixed-income securities portfolio exhibits higher estimation uncertainty when determining fair value. The fixed-income securities are classified as available-for sale and, accordingly, are carried at fair value in the consolidated statements of financial position. As discussed in Note 4 of the consolidated financial statements, for certain securities, the Company obtains fair values from independent broker quotes which exhibit higher estimation uncertainty. In addition, the Company uses a matrix-based pricing model that includes several assumptions (i.e., current corporate spreads and credit quality of the issuer) which creates higher estimation uncertainty.

Auditing the fair value of securities that exhibit higher estimation uncertainty was especially challenging because determining the fair value is complex and highly judgmental and involves using inputs and assumptions that are not directly observable in the market.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s valuation process for the securities that exhibit higher estimation uncertainty. This included, among others, controls related to the review and approval of fair values obtained from independent broker quotes, and controls over the review and approval of fair values determined using the matrix-based pricing model, including the inputs and assumptions used.

To test the fair value of investments with higher estimation uncertainty priced using either matrix-based pricing model or independent broker quotes, our audit procedures included, among others, utilizing valuation specialists to perform procedures which included independently calculating a reasonable range of fair values for a sample of securities exhibiting higher estimation uncertainty, using a cash flow model with cash flow and yield assumptions based on independently obtained information, or transaction data for similar securities when available. We compared these ranges to management’s estimates of fair value for the selected securities.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2001.
San Antonio, Texas
March 7, 2024

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2023 and 2022
(In millions, except share and per share data)

	As of December 31,
	2023	2022

Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,496 and $22,218 as of 2023 and 2022, respectively; net of allowance for credit losses of $14 and $7 as of 2023 and 2022, respectively)	$18,713	$19,772
Fixed maturities, at fair value using the fair value option	1,328	1,255
Equity securities, at fair value	65	133
Short-term investments	86	248
Mortgage loans on real estate (net of allowance for credit losses of $22 and $ 14 as of 2023 and 2022, respectively)	4,026	4,213
Policy loans	161	159
Limited partnerships/corporations	1,046	1,043
Derivatives	213	322
Securities pledged (amortized cost of $855 and $894 as of 2023 and 2022, respectively)	798	792
Other investments	88	132
Total investments	26,524	28,069
Cash and cash equivalents	186	220
Short-term investments under securities loan agreements, including collateral delivered	789	939
Accrued investment income	283	289
Premiums receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2023 and 2022)	2,899	3,032
Deferred policy acquisition costs and Value of business acquired	920	938
Deferred income taxes	633	774
Other assets (net of allowance for credit loss of $0 as of 2023 and 2022)	1,726	1,681
Assets held in separate accounts	90,282	77,639
Total assets	$124,242	$113,581
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2023 and 2022
(In millions, except share and per share data)

	As of December 31,
	2023	2022
Liabilities:
Future policy benefits and contract owner account balances	$30,577	$32,942
Payables under securities loan agreements, including collateral held	692	921
Due to affiliates	173	134
Derivatives	299	331
Other liabilities	679	687
Liabilities related to separate accounts	90,282	77,639
Total liabilities	$122,702	$112,654

Commitments and Contingencies (Note 15)

Shareholder's equity:
Common stock ($50 par value per share, 100,000 shares authorized, 55,000 issued and outstanding as of 2023 and 2022;)	3	3
Additional paid-in capital	2,770	2,778
Accumulated other comprehensive income (loss)	(1,531)	(2,067)
Retained earnings (deficit)	298	213
Total shareholder's equity	1,540	927
Total liabilities and shareholder's equity	$124,242	$113,581
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Net investment income	$1,523	$1,619	$1,949
Fee income	993	979	1,088
Premiums	29	16	(2,450)
Net gains (losses)	(134)	(429)	166
Other revenue	18	41	40
Total revenues	2,429	2,226	793
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	817	730	(1,485)
Operating expenses	1,133	1,132	1,214
Net amortization of Deferred policy acquisition costs and Value of business acquired	76	81	112
Interest expense	3	1	—
Total benefits and expenses	2,029	1,944	(159)
Income (loss) before income taxes	400	282	952
Income tax expense (benefit)	13	(51)	156
Net income (loss)	$387	$333	$796
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$387	$333	$796
Other comprehensive income (loss), before tax:
Change in current discount rate	16	41	39
Unrealized gains (losses) on securities	661	(4,635)	(1,303)
Other comprehensive income (loss), before tax	677	(4,594)	(1,264)
Income tax expense (benefit) related to items of other comprehensive income (loss)	141	(965)	(265)
Other comprehensive income (loss), after tax	536	(3,629)	(999)
Comprehensive income (loss)	$923	$(3,296)	$(203)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2021	$3	$2,873	$1,882	$139	$4,897
Adjustment for adoption of ASU 2018-12	—	—	679	(58)	621
Comprehensive income (loss):
Net income (loss)	—	—	—	796	796
Other comprehensive income (loss), after tax	—	—	(999)	—	(999)
Total comprehensive income (loss)					(203)
Dividends paid and distributions of capital	—	318	—	(553)	(235)
Balance as of December 31, 2021	3	3,191	1,562	324	5,080
Comprehensive income (loss):
Net income (loss)	—	—	—	333	333
Other comprehensive income (loss), after tax	—	—	(3,629)	—	(3,629)
Total comprehensive income (loss)					(3,296)
Dividends paid and distributions of capital	—	(413)	—	(444)	(857)
Balance as of December 31, 2022	3	2,778	(2,067)	213	927
Comprehensive income (loss):
Net income (loss)	—	—	—	387	387
Other comprehensive income (loss), after tax	—	—	536		536
Total comprehensive income (loss)					923
Dividends paid and distributions of capital	—	(8)	—	(302)	(310)
Balance as of December 31, 2023	$3	$2,770	$(1,531)	$298	$1,540
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$387	$333	$796
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax (benefit) expense	(1)	(50)	200
Net (gains) losses	134	429	(166)
(Gains) losses on limited partnerships/corporations	29	34	(147)
Changes in operating assets and liabilities:
Deferred policy acquisition costs, value of business acquired and sales inducements, net	17	23	54
Premiums receivable and reinsurance recoverable	205	200	(228)
Other receivables and asset accruals	4	9	10
Future policy benefits, claims reserves and interest credited	538	449	492
Due to/from affiliates	30	48	33
Other payables and accruals	(25)	(147)	447
Other, net	2	(13)	(27)
Net cash provided by operating activities	1,320	1,315	1,464
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	$4,781	$5,351	$4,865
Equity securities	64	5	158
Mortgage loans on real estate	451	597	606
Limited partnerships/corporations	102	82	318
Acquisition of:
Fixed maturities	(3,191)	(6,084)	(5,776)
Equity securities	—	—	(178)
Mortgage loans on real estate	(296)	(588)	(690)
Limited partnerships/corporations	(113)	(179)	(238)
Short-term investments, net	162	(248)	15
Derivatives, net	65	264	(54)
Short-term loan to affiliate, net	(295)	130	523
Receipts on deposit asset contracts	240	119	70
Other, net	(36)	7	(50)
Net cash provided by (used in) investing activities	1,934	(544)	(431)
Cash Flows from Financing Activities:
Deposits received for investment contracts	$1,559	$4,388	$4,281
Maturities and withdrawals from investment contracts	(4,536)	(4,530)	(4,718)
Dividends paid and distributions of capital	(310)	(857)	(552)
Capital contribution from parent	—	—	20
Other, net	(1)	12	12
Net cash (used in) financing activities	(3,288)	(987)	(957)
Net increase (decrease) in cash and cash equivalents	(34)	(216)	76
Cash and cash equivalents, beginning of period	220	436	360
Cash and cash equivalents, end of period	$186	$220	$436

Supplemental disclosure of cash flow information:
Income taxes paid (received), net	$(6)	$46	$(92)
Noncash capital contribution from parent	—	—	298
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

The Company has one operating segment.

Impairment of Long-lived Assets

The carrying value of long-lived assets is reviewed for impairment on an annual basis or when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized whenever the carrying amount of an asset exceeds its estimated fair value. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value. During the second quarter of 2022, the Company had a triggering event related to a decrease in the market price of its office building. Consequently, the Company determined its fair value, based on an appraisal, to be lower than its carrying value. As a result, the Company recognized an impairment loss of $32, which is included in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2022.

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

On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("ASU 2018-12"), under the modified retrospective adoption method. ASU 2018-12 provided new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. The Consolidated Financial Statements are presented under the new guidance for reporting periods beginning January 1, 2021. See “Adoption of New Pronouncements” below for additional information regarding this adoption and the transition impacts recorded as of January 1, 2021. See "Significant Accounting Policies" below for additional details regarding the key policy changes effected by this ASU and updated accounting policies resulting from the adoption of this ASU, including DAC and VOBA, Future Policy Benefits, and Reinsurance.

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

The Company has identified the following accounts and policies as the most significant in that they involve a higher degree of judgment, are subject to a significant degree of variability or contain significant accounting estimates:

•Valuation of investments and derivatives;
•Investment impairments;
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company's fixed maturities are generally designated as available-for-sale. In addition, the Company has fixed maturities accounted for using the fair value option ("FVO"). Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income ("AOCI") and presented net of Deferred income taxes. Trading securities are valued at fair value, with the changes in fair value recorded in Net gains (losses) and interest income recorded in Net investment income in the Consolidated Statements of Operations. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Consolidated Balance Sheets.

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

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests, which consist primarily of private equity and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying on the most recent financial information available, typically not to exceed three months. The Company's earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income.

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

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its annuity products. Derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Net gains (losses) in the Consolidated Statements of Operations. Gains (losses) and net investment income related to derivatives are reflected as adjustments to reconcile Net cash flows from operating activities, and the net cash activity from derivatives is reflected in Net cash flows from investing activities, in the Consolidated Statements of Cash Flows. Any noncash activity, to the extent it is material, is excluded and reflected in a noncash supplementary schedule related to investing and financing activities.

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

The Company also has investments in certain fixed maturities and has issued certain annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Net gains (losses). Embedded derivatives within certain annuity products are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Net gains (losses).

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

Contract Costs Associated with Certain Revenue Contracts

Contract cost assets represent costs incurred to obtain or fulfill contracts for non-insurance financial services that are expected to be recovered and, thus, have been capitalized and are subject to amortization. Capitalized contract costs include incremental costs of obtaining a contract and fulfillment costs that relate directly to a contract and generate or enhance resources of the Company that are used to satisfy performance obligations. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts, which typically range from 5 to 15 years.

Capitalized contract costs are included in Other assets on the Consolidated Balance Sheets, and costs expensed as incurred are included in Operating expenses in the Consolidated Statements of Operations.

As of December 31, 2023 and 2022, contract cost assets were $99 and $100, respectively. For the years ended December 31, 2023, 2022 and 2021, amortization expenses of $21, $22 and $23, respectively, were recorded in Operating expenses in the Consolidated Statements of Operations. There was no impairment loss in relation to the contract costs capitalized.

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

Principal assumptions used to establish liabilities for future policy benefits include interest rate, mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, inflation, and benefit utilization. Other than interest rate assumptions, these assumptions are based on Company experience and periodically reviewed against industry standards. The Company reviews these assumptions at least annually and updates them if necessary. In addition to assumption updates, the Company adjusts reserves for actual experience in the period in which the experience occurs. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations. Remeasurements of the reserves as a result of assumption updates and adjustments for actual experience are recognized in Interest credited and other benefits to contract owners/policyholders in the Consolidated Statements of Operations.

Interest rates used in discounting the reserves are based on an upper-medium grade (low-credit-risk) fixed-income instrument yield derived from observable market data. A 30-year forward rate is used for periods beyond the last observable market point. Reserves are remeasured quarterly to reflect changes in the discount rate, with the resulting change recorded in AOCI. Locked-in interest rates used to determine interest accretion on reserves for new contracts sold after January 1, 2021 are based on the upper-medium grade (low-credit-risk) fixed-income instrument yield applicable at the time the contract was issued. Locked-in interest accretion rates for contracts in force as of the January 1, 2021 transition date for ASU 2018-12 are based on the locked-in interest rates in effect for those contracts immediately before the transition date. Interest accretion is recorded in Interest credited and other benefits to contract owners/policyholders.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and range up to 4.5%. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

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

Amounts received as payment for investment-type, fixed annuities, and payout contracts without life contingencies are reported as deposits to contract owner account balances. Revenues from these contracts consist primarily of fees assessed against the contract owner account balance for mortality and policy administration charges and are reported in Fee income in the Consolidated Statements of Operations. Surrender charges are reported in Other revenue in the Consolidated Statements of Operations. In addition, the Company earns investment income from the investment of contract deposits in the Company's general account portfolio, which is reported in Net investment income in the Consolidated Statements of Operations. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration and interest credited to contract owner account balances.

Revenue from Contracts with Customers
Revenue for various financial services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation, unless the transaction price includes variable consideration that is constrained; in such case, we recognize revenue when the uncertainty associated with the constrained amount is subsequently resolved.

For advisory and recordkeeping and administration ("R&A") services, the Company recognizes revenue as services are provided, generally over time. The Company provides distribution services at a point in time and recognizes the related revenue as consideration is received. Revenue from shareholder servicing is recognized as services are provided over time. Contract terms are typically less than one year, and consideration is variable. Revenue for financial service is recorded in Fee income and Other revenue in the Consolidated Statements of Operations.

For a description of principal activities from which the Company generates revenue, see the Business section above for further information. See the Revenue from Contracts with Customers Note in these Consolidated Financial Statements for revenue disaggregated by type of service.

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

The Company currently has a significant concentration of ceded reinsurance with a subsidiary of Lincoln National Corporation ("Lincoln") and Security Life of Denver ("SLD") arising from the disposition of its individual life and annuity business.

Employee Benefits Plans

The Company, in conjunction with Voya Services Company, sponsors non-qualified defined benefit pension plans covering eligible employees, sales representatives, and other individuals.

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

Net periodic benefit cost for the non-qualified defined benefit pension plans is determined using management estimates and actuarial assumptions to derive service cost and interest cost for a particular year and is included in Operating expenses in the Consolidated Statements of Operations. The obligations and expenses associated with these plans require use of assumptions, such as discount rate and rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics, such as age of retirement, withdrawal rates, and mortality. Management determines these assumptions based on a variety of factors, such as currently available market and industry data and expected benefit payout streams. Actual results could vary significantly from assumptions based on changes, such as economic and market conditions, demographics of participants in the plans, and amendments to benefits provided under the plans. These differences may have a significant effect on the Company's Consolidated Financial Statements and liquidity. Actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

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
•Fair value measurement of contract guarantee features qualifying as Market Risk Benefits ("MRB"), with changes in fair value recognized in the Statement of Operations. Changes in the instrument-specific credit risk will be recorded in AOCI.
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

The following table provides a description of the Company's adoption of new ASUs issued by the FASB and the impact of the adoption on the Company's financial statements:

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

Required disclosure changes have been
included in the Investments Note to these Consolidated Financial Statements.

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
Effective December 31, 2023, the Company completed its implementation of ASU 2020-04 and applied the expedient provided for qualifying contract modifications. Adoption of the guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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
ASU 2023-09, Improvements to Income Tax Disclosures
This standard, issued in December 2023, requires
the following disclosures:
•A tabular rate reconciliation of (1) reported income tax expense/benefit from continuing operations, to (2) the product of the income/loss from continuing operations before income taxes and the statutory federal income tax rate, using specific categories, as well as disclosure of certain reconciling items based on a 5% threshold.
•Year-to-date net income taxes paid, disaggregated by federal, state, and foreign, as well as disaggregated information on net income taxes paid to an individual jurisdiction based on a 5% threshold.
		The amendments are effective for annual periods beginning after December 15, 2024, and should be applied prospectively, with retrospective application permitted.	The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2023-09.
ASU 2023-07, Improvements to Reportable Segment Disclosure
This standard, issued in November 2023, requires all
current annual disclosures about profit/loss and
assets to be reported in interim periods, as well as
enhanced disclosures about significant segment
expenses, including:
•Significant expenses regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of profit/loss
•Amount and composition of “other segment items” (difference between revenue less significant expenses disclosed, and each reported measure of segment profit/loss)
•May report additional measures of profit/loss if the CODM uses more than one measure; however, at least one should be the measure that is most consistent with the principles used in measuring corresponding financial statement amounts
•Title and position of the CODM and how the CODM uses the reported measure(s) in assessing segment performance and resource allocation

An entity with a single reportable segment must provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in ASC 280.

The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, and are required to be applied retrospectively.

Restated prior period disclosures should be based on the significant segment expense categories disclosed in the period of adoption
The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2023-07.
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

The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2022-03; however, the Company does not expect the adoption to have a material impact on the Company's financial condition and results of operations.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of December 31, 2023:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$297	$3	$25	$—	$—	$275
U.S. Government agencies and authorities	32	—	2	—	—	30
State, municipalities and political subdivisions	623	1	70	—	—	554
U.S. corporate public securities	6,291	73	759	—	—	5,605
U.S. corporate private securities	3,861	31	256	—	—	3,636
Foreign corporate public securities and foreign governments(1)	2,214	27	216	—	3	2,022
Foreign corporate private securities(1)	2,385	20	105	—	1	2,299
Residential mortgage-backed securities	2,631	24	124	1	—	2,532
Commercial mortgage-backed securities	2,781	1	415	—	9	2,358
Other asset-backed securities	1,564	8	43	—	1	1,528
Total fixed maturities, including securities pledged	22,679	188	2,015	1	14	20,839
Less: Securities pledged	855	—	57	—	—	798
Total fixed maturities	$21,824	$188	$1,958	$1	$14	$20,041
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2023, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$611	$602
After one year through five years	3,069	2,961
After five years through ten years	2,998	2,876
After ten years	9,025	7,982
Mortgage-backed securities	5,412	4,890
Other asset-backed securities	1,564	1,528
Fixed maturities, including securities pledged	$22,679	$20,839

As of December 31, 2023 and 2022, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements and Securities Pledged

As of December 31, 2023 and 2022, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

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

The following table presents Securities pledged as of the dates indicated:

	December 31, 2023	December 31, 2022
Securities loaned to lending agent(1)	$645	$690
Securities pledged as collateral(1)(2)	153	102
Total	$798	$792
(1) Included in Securities pledged on the Consolidated Balance Sheets.
(2) See Collateral within the Derivatives Note to these Consolidated Financial Statements for more information.

The following table presents collateral held by asset class pledged under securities lending as of the dates indicated:

	December 31, 2023	December 31, 2022
U.S. Treasuries	$12	$51
U.S. corporate public securities	438	466
Foreign corporate public securities and foreign governments	189	201
Short-term Investments	31	—
Total(1)	$670	$718
(1) As of December 31, 2023 and 2022, liabilities to return cash collateral were $499 and $615, respectively, and included in Payables under securities loan agreements, including collateral held on the Consolidated Balance Sheets.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Year Ended December 31, 2023
	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2023	$—	$6	$1	$—	$7
Credit losses on securities for which credit losses were not previously recorded	9	—	—	1	10
Reductions for securities sold during the period	—	(2)	—	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	—	(1)	—	—	(1)
Balance as of December 31, 2023	$9	$3	$1	$1	$14

	Year Ended December 31, 2022
	Residential mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Total
Balance as of January 1, 2022	$1	$—	$47	$48
Credit losses on securities for which credit losses were not previously recorded	—	6	—	6
Reductions for securities sold during the period	—	—	(49)	(49)
Increase (decrease) on securities with allowance recorded in previous period	(1)	—	3	2
Balance as of December 31, 2022	$—	$6	$1	$7

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following table present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of December 31, 2023
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$60	$2	$105	$23	$165	$25
U.S. Government, agencies and authorities	—	—	17	2	17	2
State, municipalities and political subdivisions	16	—	528	70	544	70
U.S. corporate public securities	215	13	4,233	746	4,448	759
U.S. corporate private securities	128	5	2,653	251	2,781	256
Foreign corporate public securities and foreign governments	70	1	1,385	215	1,455	216
Foreign corporate private securities	151	4	1,744	101	1,895	105
Residential mortgage-backed	74	2	803	122	877	124
Commercial mortgage-backed	52	3	2,252	412	2,304	415
Other asset-backed	97	3	744	40	841	43
Total	$863	$33	$14,464	$1,982	$15,327	$2,015

	As of December 31, 2022
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$223	$30	$2	$1	$225	$31
U.S. Government, agencies and authorities	30	3	—	—	30	3
State, municipalities and political subdivisions	545	85	15	7	560	92
U.S. corporate public securities	4,290	613	998	419	5,288	1,032
U.S. corporate private securities	2,819	264	331	64	3,150	328
Foreign corporate public securities and foreign governments	1,509	201	298	116	1,807	317
Foreign corporate private securities	2,203	173	52	11	2,255	184
Residential mortgage-backed	1,065	78	328	75	1,393	153
Commercial mortgage-backed	1,792	252	759	127	2,551	379
Other asset-backed	912	68	360	41	1,272	109
Total	$15,388	$1,767	$3,143	$861	$18,531	$2,628

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2023, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7 years.

As of December 31, 2023 and 2022, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired.

For the years ended December 31, 2023, 2022 and 2021 intent impairments included in the Consolidated Statements of Operations, but excluding impairments included in Other comprehensive income (loss), were $23, $17 and $2 respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Restructuring

Upon the adoption of ASU 2022-02 as of January 1, 2023, the Company no longer identifies certain debt modifications as troubled debt restructuring, but instead evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the year ended December 31, 2023, the Company had no material debt modifications that require such disclosure.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of December 31, 2023 and 2022, respectively.

	As of December 31, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$113	$152	$—	$—	$—	$265
2022	215	282	73	—	—	570
2021	191	181	197	—	—	569
2020	137	93	—	10	11	251
2019	173	54	20	—	—	247
Prior	1,878	246	3	—	19	2,146
Total	$2,707	$1,008	$293	$10	$30	$4,048

	As of December 31, 2022
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2022	$210	$283	$63	$—	$—	$556
2021	187	229	239	10	—	665
2020	98	170	24	10	—	302
2019	167	72	20	—	—	259
2018	123	34	3	—	—	160
Prior	1,866	399	20	—	—	2,285
Total	$2,651	$1,187	$369	$20	$—	$4,227
The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of December 31, 2023 and 2022, respectively.

	As of December 31, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2023	$133	$83	$49	$—	$265
2022	173	54	172	171	570
2021	205	12	51	301	569
2020	175	20	16	40	251
2019	151	19	62	15	247
Prior	1,619	197	212	118	2,146
Total	$2,456	$385	$562	$645	$4,048
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
*No commercial mortgage loans were secured by land or construction loans
The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of December 31, 2023 and 2022, respectively.

	As of December 31, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$51	$61	$9	$75	$16	$29	$2	$20	$2	$265
2022	114	118	46	89	100	81	1	1	20	570
2021	76	44	103	143	96	60	10	36	1	569
2020	53	130	14	8	8	20	—	6	12	251
2019	43	69	6	52	34	4	13	10	16	247
Prior	456	456	616	158	162	140	33	114	11	2146
Total	$793	$878	$794	$525	$416	$334	$59	$187	$62	$4,048

	As of December 31, 2022
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2022	$114	$115	$46	$87	$101	$73	$1	$1	$18	$556
2021	79	53	112	139	97	117	9	37	22	665
2020	64	143	14	14	8	30	—	6	23	302
2019	47	73	6	54	34	5	14	10	16	259
2018	28	55	49	7	7	9	—	5	—	160
Prior	485	466	607	196	172	192	34	116	17	2,285
Total	$817	$905	$834	$497	$419	$426	$58	$175	$96	$4,227

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of December 31, 2023 and 2022, respectively.

	As of December 31, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$82	$122	$24	$13	$24	$—	$—	$265
2022	72	233	224	25	10	6	—	570
2021	22	122	310	99	—	8	8	569
2020	49	37	60	105	—	—	—	251
2019	29	56	124	29	9	—	—	247
Prior	559	625	414	342	42	127	37	2,146
Total	$813	$1,195	$1,156	$613	$85	$141	$45	$4,048

	As of December 31, 2022
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2022	$72	$227	$216	$25	$10	$6	$—	$556
2021	23	144	382	100	—	8	8	665
2020	50	48	80	124	—	—	—	302
2019	29	58	128	33	11	—	—	259
2018	34	69	30	11	—	16	—	160
Prior	633	620	456	372	48	117	39	2,285
Total	$841	$1,166	$1,292	$665	$69	$147	$47	$4,227

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2023	December 31, 2022
Allowance for credit losses, balance at January 1	$14	$11
Credit losses on mortgage loans for which credit losses were not previously recorded	2	2
Increase (decrease) on mortgage loans with allowance recorded in previous period	8	1
Provision for expected credit losses	24	14
Write-offs	(2)	—
Allowance for credit losses, end of period	$22	$14

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents past due commercial mortgage loans as of the dates indicated:

	December 31, 2023	December 31, 2022
Delinquency:
Current	$4,037	$4,227
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	11	—
Total	$4,048	$4,227

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of December 31, 2023, the Company had one loan in non-accrual status, with an LTV ratio of 100%. As of December 31, 2022 the Company had no commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the year ended December 31, 2023 was immaterial. There was no interest income recognized on loans in non-accrual status for the year ended December 31, 2022.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Fixed maturities	$1,285	$1,411	$1,453
Equity securities	10	10	12
Mortgage loans on real estate	196	181	179
Policy loans	8	8	8
Short-term investments and cash equivalents	10	4	3
Limited partnerships and other	82	77	364
Gross investment income	1,591	1,691	2,019
Less: Investment expenses	68	72	70
Net investment income	$1,523	$1,619	$1,949

As of December 31, 2023 and 2022, the Company had $7 and $8 respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Fixed maturities, available-for-sale, including securities pledged	$(27)	$(22)	$515
Fixed maturities, at fair value option	(100)	(576)	(562)
Equity securities, at fair value	(4)	(26)	6
Derivatives	11	185	(18)
Embedded derivatives - fixed maturities	(1)	(5)	(4)
Other derivatives	—	1	2
Managed custody guarantees	(2)	(5)	3
Stabilizers	(1)	19	30
Mortgage loans	(10)	—	99
Other investments	—	—	95
Net gains (losses)	$(134)	$(429)	$166

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Proceeds on sales	$3,356	$3,601	$5,275
Gross gains	51	68	538
Gross losses	47	76	8

3.    Derivative Financial Instruments

The Company primarily enters into the following types of derivatives:

Interest rate swaps: Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets or liabilities. Interest rate swaps are also used to hedge the interest rate risk associated with the value of assets it owns or in an anticipation of acquiring them. Using interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest payments, calculated by reference to an agreed upon notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made to/from the counterparty at each due date. The Company utilizes these contracts in qualifying hedging relationships as well as non-qualifying hedging relationships.

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain products that contain embedded derivatives for which market value is at least partially determined by, among other things, levels of or

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

changes in domestic or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, which contain embedded derivatives.

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of December 31, 2023 and 2022.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2023			December 31, 2022
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$10	$—	$—	$18	$—	$—
Foreign exchange contracts	597	27	6	596	58	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	11,125	186	290	12,470	262	327
Foreign exchange contracts	66	—	2	45	2	—
Credit contracts	101	—	1	141	—	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	1	—	N/A	2	—
Managed custody guarantees(3)	N/A	—	8	N/A	—	6
Stabilizers(3)	N/A	—	1	N/A	—	—
Total		$214	$308		$324	$337
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Consolidated Balance Sheets at fair value.
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized(1)	Counterparty Netting(2)	Cash Collateral Netting(2)	Securities Collateral Netting(2)	Net receivables/ payables
December 31, 2023
Derivative assets	$213	$(184)	$(17)	$(8)	$4
Derivative liabilities	299	(184)	(111)	(3)	1
December 31, 2022
Derivative assets	321	(263)	(51)	(6)	1
Derivative liabilities	331	(263)	(64)	(1)	3
(1) As of December 31, 2023, gross amounts do not exclude asset and liability exchange traded contracts. As of December 31, 2022, gross amounts exclude asset and liability exchange traded contracts of $1 and $0, respectively.
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

As of December 31, 2023, the Company held $17 and pledged $112 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2022, the Company held $50 and $62 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2023, the Company delivered $153 of securities and held $10 securities as collateral. As of December 31, 2022, the Company delivered $102 of securities and held $7 securities as collateral.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Year Ended December 31,
	2023		2022		2021
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(36)	$(2)	$58	$(1)	$33
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	8	—	9	—	3

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Year Ended December 31,
	2023		2022		2021
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Total amounts of line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$1,523	$(134)	$1,619	$(429)	$1,949	$166
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	8	—	9	—	8	(5)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations areas follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Year Ended December 31,
		2023	2022	2021
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$10	$184	$(16)
Foreign exchange contracts	Net gains (losses)	(1)	4	1
Credit contracts	Net gains (losses)	2	(3)	2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	(1)	(5)	(4)
Managed custody guarantees	Net gains (losses)	(2)	(5)	4
Stabilizers	Net gains (losses)	(1)	19	30
Total		$7	$194	$17

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$221	$54	$—	$275
U.S. Government agencies and authorities	—	30	—	30
State, municipalities and political subdivisions	—	554	—	554
U.S. corporate public securities	—	5,592	13	5,605
U.S. corporate private securities	—	2,451	1,185	3,636
Foreign corporate public securities and foreign governments(1)	—	2,022	—	2,022
Foreign corporate private securities(1)	—	1,945	354	2,299
Residential mortgage-backed securities	—	2,484	48	2,532
Commercial mortgage-backed securities	—	2,358	—	2,358
Other asset-backed securities	—	1,491	37	1,528
Total fixed maturities, including securities pledged	221	18,981	1,637	20,839
Equity securities	11	—	54	65
Derivatives:
Interest rate contracts	6	180	—	186
Foreign exchange contracts	—	27	—	27
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,061	—	—	1,061
Assets held in separate accounts	84,329	5,605	348	90,282
Total assets	$85,628	$24,793	$2,039	$112,460
Liabilities:
Stabilizer and MCGs	$—	$—	$9	$9
Derivatives:
Interest rate contracts	—	290	—	290
Foreign exchange contracts	—	8	—	8
Credit contracts	—	1	—	1
Total liabilities	$—	$299	$9	$308
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2023
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$13	$—	$—	$—	$—	$—	$—	$—	$—	$13	$—	$—
U.S. Corporate private securities	1,356	—	20	109	—	(3)	(162)	57	(192)	1,185	1	18
Foreign corporate public securities and foreign governments(1)	2	—	—	—	—	—	—	—	(2)	—	—	—
Foreign corporate private securities(1)	339	2	7	100	—	(8)	(125)	41	(2)	354	2	6
Residential mortgage-backed securities	20	(3)	—	29	—	—	—	2	—	48	(3)	—
Other asset-backed securities	52	—	—	10	—	—	(5)	—	(20)	37	—	—
Total fixed maturities, including securities pledged	1,782	(1)	27	248	—	(11)	(292)	100	(216)	1,637	—	24
Equity securities, at fair value	117	(3)	—	—	—	—	(60)	—	—	54	—	—
Stabilizer and MCGs(2)	(6)	(1)	—	—	(2)	—	—	—	—	(9)	—	—
Assets held in separate accounts(4)	347	1	—	8	—	(21)	—	14	(1)	348	—	—
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2023 and 2022, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$20,839	$20,839	$21,819	$21,819
Equity securities	65	65	133	133
Mortgage loans on real estate	4,048	3,829	4,227	3,996
Policy loans	161	161	159	159
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,061	1,061	1,407	1,407
Derivatives	213	213	322	322
Short-term loan to affiliate(2)	295	295	—	—
Other investments	88	88	132	132
Assets held in separate accounts	90,282	90,282	77,639	77,639
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	26,867	28,954	29,047	30,098
Funding agreements with fixed maturities	671	672	731	733
Supplementary contracts, immediate annuities and other	231	192	251	192
Stabilizer and MCGs	9	9	6	6
Derivatives	299	299	331	331
Short-term debt(3)	31	31	32	32
Long-term debt(3)	1	1	2	2
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Short-term loan to affiliate	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts, immediate annuities and other	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA
	Wealth Solutions Deferred and Individual Annuities
Balance as of January 1, 2021	$568	$426
Deferrals of commissions and expenses	55	4
Amortization expense	(50)	(55)
Balance as of December 31, 2021	$573	$375
Deferrals of commissions and expenses	54	4
Amortization expense	(49)	(31)
Balance as of December 31, 2022	$578	$348
Deferrals of commissions and expenses	56	3
Amortization expense	(45)	(30)
Balance as of December 31, 2023	$589	$321

The following table shows a reconciliation of DAC and VOBA balances to the Consolidated Balance Sheets for the periods indicated:

	December 31, 2023	December 31, 2022
DAC:
Wealth Solutions Deferred and Individual Annuities	$589	$578
Other	10	12
VOBA	321	348
Total	$920	$938

There was no loss recognition for VOBA during 2023, 2022 and 2021.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results or changes in best estimates of future results.

Year	Amount
2024	$23
2025	21
2026	20
2027	18
2028	17

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity
	December 31, 2023	December 31, 2022
Balance at January 1	$27,951	$27,095
Deposits	2,223	2,850
Fee income	(9)	(8)
Surrenders, withdrawals and benefits	(4,900)	(3,874)
Net transfers (from) to the general account (2)	(9)	1,174
Interest credited	735	714
Ending Balance	$25,991	$27,951

Weighted-average crediting rate	2.7%	2.6%
Net amount at risk (1)	$116	$154
Cash surrender value	$25,631	$27,567
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
(2) Net transfers (from) to the general account includes transfers of $(524) and $(802) for 2023 and 2022, respectively related to VRIAC-managed institutional/mutual fund plan assets in trust that are not reflected on the Consolidated Balance Sheets.

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and Contract owner accounts balances on the Consolidated Balance Sheets for the periods indicated:

	December 31, 2023	December 31, 2022
Wealth Solutions Deferred group and individual annuity (Contract owner account balances)	$25,991	$27,951
Other (Future policy benefits and Contract owner account balances)	4,586	4,991
Ending balance	$30,577	$32,942

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of December 31, 2023
Up to 1.00%	$11	$4,663	$3,451	$2,204	$858	$797	$11,984
1.01% - 2.00%	141	73	44	6	—	1	265
2.01% - 3.00%	6,275	36	1	—	—	—	6,312
3.01% - 4.00%	7,708	—	—	—	—	—	7,708
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	398	—	—	—	3	—	401
Total discretionary rate setting products	$14,537	$4,772	$3,496	$2,210	$861	$798	$26,674

As of December 31, 2022
Up to 1.00%	$5,349	$2,857	$1,903	$1,112	$1,461	$102	$12,784
1.01% - 2.00%	246	27	34	1	—	1	309
2.01% - 3.00%	7,188	11	1	—	—	—	7,200
3.01% - 4.00%	8,329	—	—	—	—	—	8,329
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	391	—	—	—	3	—	394
Total discretionary rate setting products	$21,507	$2,895	$1,938	$1,113	$1,464	$103	$29,020
(1) Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after December 31, 2023 and 2022 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

7.    Reinsurance

As of December 31, 2023, the Company has reinsurance treaties with 3 unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts.

Premiums receivable and reinsurance recoverable was comprised of the following as of the dates indicated:

	December 31,
	2023	2022
Premiums receivable	$—	$(1)
Reinsurance recoverable, net of allowance for credit losses	2,899	3,033
Total	$2,899	$3,032

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Statements of Operations is as follows for the periods indicated:

	Year ended December 31,
	2023	2022	2021
Premiums:
Direct premiums	$31	$18	$9
Reinsurance ceded	(2)	(2)	(2,459)
Net premiums	$29	$16	$(2,450)

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$920	$886	$899
Reinsurance assumed	4	4	4
Reinsurance ceded	(107)	(160)	(2,388)
Net interest credited and other benefits to contract owners / policyholders	$817	$730	$(1,485)

The Company has indemnity coinsurance and modified coinsurance arrangements with Security Life of Denver Company ("SLD") pursuant to a series of transactions entered into in 2021. Under these agreements, SLD contractually assumed annuity policyholder liabilities and obligations, although the Company remains obligated to contract owners. Reinsurance recoverable related to these agreements was $1.9 billion as of December 31, 2023 and 2022, on the Consolidated Balance Sheets.

The Company has an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation ("Lincoln") related to a block of its individual life insurance business. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. Reinsurance recoverable related to this reinsurance agreement was $1 billion as of December 31, 2023 and 2022 on the Consolidated Balance Sheets.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of December 31, 2023 and 2022, the Company had a deposit asset net of the allowance for credit losses of $1.0 billion and $1.3 billion, respectively, which is reported in Other assets on the Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

8.    Separate Accounts

The following tables present a rollforward of Separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Consolidated Balance Sheets, for the periods indicated:

	December 31, 2023			December 31, 2022
	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total
Balance at January 1	$7,196	$68,373	$75,569	$8,091	$85,852	$93,943
Deposits	940	10,036	10,976	957	9,158	10,115
Fee income	(34)	(414)	(448)	(34)	(412)	(446)
Surrenders, withdrawals and benefits	(1,342)	(9,545)	(10,887)	(1,024)	(8,391)	(9,415)
Net transfers (from) to the separate account	—	(515)	(515)	—	(2,006)	(2,006)
Investment performance	415	13,505	13,920	(794)	(15,828)	(16,622)
Balance at end of period	$7,175	$81,440	$88,615	$7,196	$68,373	$75,569
Reconciliation to Consolidated Balance Sheets:

Other	1,667	2,070
Total Separate Accounts liabilities	$90,282	$77,639

Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $81,420 and $68,345 as of December 31, 2023 and 2022, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	December 31,
	2023	2022
U.S. Treasury securities and obligations of U.S government corporations and agencies	$1,015	$1,586
Corporate debt and foreign securities:	2,528	2,307
Mortgage-backed securities	3,231	3,434
Equity securities (including mutual funds)	83,065	69,774
Cash, cash equivalents and short-term investments	399	311
Receivable for securities and accruals	44	227
Total	$90,282	$77,639
9.    Capital Contributions, Dividends and Statutory Information

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

During the year ended December 31, 2023, VRIAC declared and paid an ordinary dividend to its Parent in the aggregate amount of $310. During the year ended December 31, 2022, VRIAC declared and paid an ordinary dividend to its Parent in the aggregate amount of $48, as well as an extraordinary dividend in the aggregate amount of $809.

During the years ended December 31, 2023 and 2022, VRIAC did not receive capital contributions from its Parent.

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

Statutory net income was $577, $549 and $794 for the years ended December 31, 2023, 2022 and 2021, respectively. Statutory capital and surplus was $2.0 billion and $1.8 billion for the years ended December 31, 2023 and 2022, respectively.

10.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated.

	December 31,
	2023	2022	2021(2)
Fixed maturities, net of impairment	$(1,827)	$(2,544)	$2,126
Derivatives(1)	57	111	77
Change in current discount rate	(335)	(349)	(391)
Deferred income tax asset (liability)	571	712	(253)
Total	(1,534)	(2,070)	1,559
Pension and other postretirement benefits liability, net of tax	3	3	3
AOCI	$(1,531)	$(2,067)	$1,562
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2023, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $15.
(2) Upon adoption of ASU 2018-12 on January 1, 2023, the DAC/VOBA adjustments on available-for-sale securities were reversed as of the January 1, 2021 transition date and in subsequent periods.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	Year Ended December 31, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$694		$(146)	$548
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	21		(4)	17
Change in unrealized gains (losses) on available-for-sale securities	715		(150)	565

Derivatives:
Derivatives	(36)	(1)	8	(28)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(18)		4	(14)
Change in unrealized gains (losses) on derivatives	(54)		12	(42)

Change in current discount rate	16		(3)	13
Change in Accumulated other comprehensive income (loss)	$677		$(141)	$536
(1) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information

	Year Ended December 31, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(4,731)		$994	$(3,737)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	62		(13)	49
Change in unrealized gains (losses) on available-for-sale securities	(4,669)		981	(3,688)

Derivatives:
Derivatives	54	(1)	(11)	43
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(20)		4	(16)
Change in unrealized gains (losses) on derivatives	34		(7)	27

Change in current discount rate	41		(9)	32
Change in Accumulated other comprehensive income (loss)	$(4,594)		$965	$(3,629)
(1) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2021
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(755)		$159	$(596)
Other	(2)		—	(2)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	(549)		115	(434)
Change in unrealized gains (losses) on available-for-sale securities	(1,306)		274	(1,032)

Derivatives:
Derivatives	25	(1)	(5)	20
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(21)		4	(17)
Change in unrealized gains (losses) on derivatives	4		(1)	3

Change in current discount rate	39		(8)	31
Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(1)	(2)	—	(1)
Change in pension and other postretirement benefits liability	(1)		—	(1)
Change in Accumulated other comprehensive income (loss)	$(1,264)		$265	$(999)
.
(1) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information
(2) See the Benefit Plans Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

11.    Revenue from Contracts with Customers

Financial services revenue is disaggregated by type of service in the following table:

	Year Ended December 31,
	2023	2022	2021
Advisory and R&A	$460	$473	$514
Distribution and shareholder servicing	73	75	90
Total financial services revenue	533	548	604
Revenue from other sources(1)	478	472	524
Total Fee income and Other revenue	$1,011	$1,020	$1,128

(1)Primarily consists of revenue from insurance contracts and financial instruments.

Net receivables of $94 and $90 are included in Other assets on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

12.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Current tax expense (benefit):
Federal	$14	$—	$(45)
Total current tax expense (benefit)	14	—	(45)
Deferred tax expense (benefit):
Federal	(1)	(51)	201
Total deferred tax expense (benefit)	(1)	(51)	201
Total income tax expense (benefit)	$13	$(51)	$156

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income taxes	$400	$282	$952
Tax rate	21.0%	21.0%	21.0%
Income tax expense (benefit) at federal statutory rate	84	59	200
Tax effect of:
Dividends received deduction	(36)	(42)	(33)
Security Life of Denver Company capital loss carryback (1)	(23)	—	—
Tax credits	(11)	(67)	(11)
Other	(1)	(1)	—
Income tax expense (benefit)	$13	$(51)	$156
Effective tax rate	3.2%	(18.1)%	16.4%
(1) See Other Tax Matters section below

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of the dates indicated, are presented below.

	December 31,
	2023	2022
Deferred tax assets
Net unrealized investment losses	$372	$511
Loss carryforwards	183	224
Current discount rate (1)	70	73
Tax credits	65	59
Insurance reserves	61	—
Compensation and benefits	57	55
Investments	19	48
Total gross assets	827	970
Less: Valuation allowance	—	—
Assets, net of valuation allowance	$827	$970

Deferred tax liabilities
Deferred policy acquisition costs	$(178)	$(181)
Insurance reserves	—	(3)
Other liabilities	(16)	(12)
Total gross liabilities	(194)	(196)
Net deferred income tax asset (liability)	$633	$774
(1) Current discount rate is a result of the adoption of ASU 2018-12. See the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements for additional information

The following table sets forth the federal and credit carryforwards for tax purposes as of the dates indicated:

	December 31,
	2023		2022
Federal net operating loss carryforward	$873	(1)	$1,065
Credit carryforward	65	(2)	59
(1) NOL not subject to expiration
(2) Expires between 2025 and 2032

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTA") will not be realized. As of December 31, 2023 and 2022, the Company had no valuation allowance. However, the application of intra-period tax allocation rules to benefits associated with capital deferred tax assets resulted in a valuation allowance as of December 31, 2023 and 2022 of $128 and $128, respectively, in continuing operations, offset by a corresponding benefit in Other comprehensive income.

The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of December 31, 2023, the Company had year-to-date gains primarily on securities of $661 in Other comprehensive income, decreasing the related DTAs. Additionally, operating income remained positive for the period and was largely consistent with the 2022 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of deferred tax assets and did not establish a valuation allowance in 2023.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Tax Matters

On January 4, 2021, Voya Financial completed a series of transactions pursuant to a Master Transaction Agreement ("MTA") with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired the Voya Financial's wholly owned subsidiary, Security Life of Denver Company ("SLD"). SLD generated capital losses in the 2022 tax year, which were included in a carryback claim for Voya Financial in accordance with the MTA and resulted in a $23 tax benefit to the Company and decrease to the effective tax rate (the "Security Life of Denver Company capital loss carryback").

Tax Sharing Agreement

As of December 31, 2023 and 2022, the Company had a (payable)/receivable to/from Voya Financial of $(16) and $4, respectively, for federal income taxes under the intercompany tax sharing agreement.

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

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2023 and 2022.

Interest and Penalties

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in current income taxes and Income tax expense on the Consolidated Balance Sheets and the Consolidated Statements of Operations, respectively. The Company had no accrued interest as of December 31, 2023 and 2022.

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

Tax Legislative Matters

In August 2022, the Inflation Reduction Act was signed into law creating the corporate alternative minimum tax ("CAMT"). The IRS has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. The Company is not subject to the CAMT based on this guidance and will continue to evaluate the applicability as more guidance is provided.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.    Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which became effective in June 2001 and expires on April 1, 2026, either party can borrow from the other up to 3.0% of the Company's statutory admitted assets as of the preceding December 31. During the years ended December 31, 2023, 2022, and 2021, interest on any borrowing by either the Company or Voya Financial was charged at a rate based on the prevailing market rate for similar third-party borrowings for securities.

Under this agreement, the Company incurred interest expense of $3 and $1 for the years ended December 31, 2023, and 2022 and immaterial interest expense for the year ended December 31, 2021. The Company earned interest income of $18, $5 and $1 for the years ended December 31, 2023, 2022 and 2021. Interest expense and income are included in Interest expense and Net investment income, respectively, in the Consolidated Statements of Operations. As of December 31, 2023, the Company had $295 outstanding receivable and VIPS had a $31 outstanding payable. As of December 31, 2022, the Company had no outstanding receivable and VIPS had a $31 outstanding payable from/to Voya Financial under the reciprocal loan agreement.

14.    Benefit Plans

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

The costs allocated to the Company for its employees' participation in the Retirement Plan were $12, $14 and $13 for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya Savings Plan (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company's employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria ("Career Agents"). The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The costs allocated to the Company for the Savings Plan were $21, $19 and $18, for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs and Agents Non-Qualified Plan as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation, January 1	$61	$78
Interest cost	3	2
Benefits paid	(5)	(6)
Actuarial (gains) losses on obligation	1	(13)
Benefit obligation, December 31	$60	$61
(1) Includes actuarial loss of $1 due to change in discount rate for the year ended December 31, 2023. The discount rate decreased 0.19% during 2023 driven by a decrease in corporate AA yields.

Amounts recognized on the Consolidated Balance Sheets in Other liabilities and in AOCI were as follows as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Accrued benefit cost	$(60)	$(61)
Net amount recognized	$(60)	$(61)
(1)Accrued benefit cost is included in Other liabilities on the Consolidated Balance Sheets.

Assumptions

The discount rate used in the measurement of the December 31, 2023 and 2022 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2023	2022
Discount rate	5.28%	5.47%

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

The weighted-average discount rate used in calculating the net pension cost was as follows:

	2023	2022	2021
Discount rate	5.47%	3.00%	2.67%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan were as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Interest cost	$3	$2	$2
Net (gain) loss recognition	1	(13)	(3)
Net periodic (benefit) cost	$4	$(11)	$(1)

Expected Future Benefit Payments

The following table summarizes the expected benefit payments related to the SERPs and Agents Non-Qualified Plan for the years indicated:

2024	$6
2025	6
2026	6
2027	5
2028	5
2029-2033	23

In 2024, the Company is expected to contribute $6 to the SERPs and Agents Non-Qualified Plan.

Share Based Compensation Plans

Certain employees of the Company participate in the 2013, 2014 and 2019 Omnibus Employee Incentive Plans ("the Omnibus Plans") sponsored by Voya Financial. The Omnibus Plans each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), performance share units ("PSUs"), and stock options.

The Company was allocated compensation expense from Voya Financial of $34, $35 and $34 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company recognized tax benefits of $7, $8 and $8 for the years ended 2023, 2022 and 2021, respectively.

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

The benefit charges incurred by the Company related to these plans were immaterial for the years ended December 31, 2023, 2022, and 2021.

15.    Commitments and Contingencies

Leases

All of the Company's expenses for leased and subleased office properties are paid for by an affiliate and allocated back to the Company, as all remaining operating leases were executed by Voya Services Company as of December 31, 2008, which resulted in the Company no longer being party to any operating leases. For the years ended December 31, 2023, 2022 and 2021, rent expense for leases was $2, $3 and $3, respectively.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of December 31, 2023 the Company had off-balance sheet commitments to acquire mortgage loans of $56 and purchase limited partnerships and private placement investments of $689.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	December 31,
	2023	2022
Fixed maturity collateral pledged to FHLB(1)	$1,205	$997
FHLB restricted stock(2)	33	35
Other fixed maturities-state deposits	11	11
Cash and cash equivalents	2	2
Securities pledged(3)	798	792
Total restricted assets	$2,049	$1,837
(1) Included in Fixed maturities, available for sale, at fair value, on the Consolidated Balance Sheets.
(2) Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $645 and $690 as of December 31, 2023 and 2022, respectively. In addition, as of December 31, 2023 and 2022, the Company delivered securities as collateral of $153 and $102, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston (“FHLB”) and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2023 and 2022, the Company had $671 and $730, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance sheets. As of December 31, 2023 and 2022, assets with a market value of approximately $1,205 and $997, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available for sale, at fair value on the Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

16.    Related Party Transactions

Operating Agreements

VRIAC has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•Investment Advisory agreement with Voya Investment Management LLC ("VIM"), an affiliate, in which VIM provides asset management, administrative and accounting services for VRIAC's general account. VRIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2023, 2022 and 2021, expenses were incurred in the amounts of $64, $68 and $69, respectively.

•Services agreements with Voya Services Company and other insurance and non-insurance company affiliates for administrative, management, financial and information technology services. For the years ended December 31, 2023, 2022 and 2021, expenses were incurred in the amounts of $457, $454 and $505, respectively.

•Intercompany agreement with VIM, as amended pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

years ended December 31, 2023, 2022 and 2021, revenue under the VIM intercompany agreement was $52, $56 and $67, respectively.

•Variable annuity, fixed insurance and mutual fund products issued by VRIAC are sold by Voya Financial Advisors, an affiliate of VRIAC. For the years ended December 31, 2023, 2022 and 2021 commission expenses incurred by VRIAC were $72, $72 and $84, respectively.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods. Revenues and expenses recorded as a result of transactions and agreements with affiliates may not be the same as those incurred if the Company was not a wholly owned subsidiary of its Parent.

Investment Advisory and Other Fees

VFP acts as a distributor of insurance products issued by its affiliates, which may in turn invest in mutual fund products issued by certain of its affiliates. For each of the years ended December 31, 2023, 2022 and 2021, distribution revenues received by VFP related to affiliated mutual fund products were $24, $26, and $31.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments – Other than Investments in Affiliates
As of December 31, 2023
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheets
Fixed maturities
U.S. Treasuries	$297	$275	$275
U.S. Government agencies and authorities	32	30	30
State, municipalities and political subdivisions	623	554	554
U.S. corporate public securities	6,291	5,605	5,605
U.S. corporate private securities	3,861	3,636	3,636
Foreign corporate public securities and foreign governments(1)	2,214	2,022	2,022
Foreign corporate private securities(1)	2,385	2,299	2,299
Residential mortgage-backed securities	2,631	2,532	2,532
Commercial mortgage-backed securities	2,781	2,358	2,358
Other asset-backed securities	1,564	1,528	1,528
Total fixed maturities, including securities pledged	22,679	20,839	20,839
Equity securities	65	65	65
Mortgage loans on real estate	4,048	3,829	4,026
Policy loans	161	161	161
Short-term investments	86	86	86
Limited partnerships/corporations	1,046	1,046	1,046
Derivatives	(3)	213	213
Other investments	88	88	88
Total investments	$28,170	$26,327	$26,524
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Gross		Ceded		Assumed	Net		Percentage of Assumed to Net
Year Ended December 31, 2023
Life insurance in force	$5,903		$6,055		$152	$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—	—	*	—%
Annuity contracts	31		2		—	29		—%
Total premiums	$31		$2		$—	$29		—%

Year Ended December 31, 2022
Life insurance in force	$6,371		$6,536		$165	$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—	—	*	—%
Annuity contracts	18		2		—	16		—%
Total premiums	$18		$2	*	$—	$16		—%

Year Ended December 31, 2021
Life insurance in force	$7,006		$7,184		$178	$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—	—	*	—%
Annuity contracts	9		2,459		—	(2,450)		—%
Total premiums	$9		$2,459	*	$—	$(2,450)		—%
* Less than $1
** Not meaningful

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.     Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.     Principal Accounting Fees and Services

In 2023 and 2022, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Retirement Insurance and Annuity Company ("VRIAC"). Voya Financial, Inc.'s subsidiaries, including VRIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
($ in millions)	2023		2022
Audit fees	$4		$4
Audit-related fees	1		1
Tax fees	—	*	—	*
	$5		$5
*Less than $1.

Audit fees

Audit fees were allocated to VRIAC and include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company's interim financial statements.

Audit-related fees

Audit-related fees were allocated to VRIAC and include the audit of service organization control reports.

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

In 2023 and 2022, 100% of each of the audit, audit-related services and tax services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc.

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
Form 10-K for Fiscal Year Ended December 31, 2023

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

10.4	Services Agreement between ILIAC and ING Financial Advisers, LLC, effective June 1, 2002, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
10.5	Amended and Restated Administrative Services Agreement, between RLNY, VRIAC and the affiliated insurance companies specified in Exhibit A of the Agreement, dated as of October 1, 2022
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

10.22
Amendment No. 9, entered into on February 28, 2020 amends the Intercompany Agreement, dated as of December 22, 2010, as amended by Voya Investment Management LLC and VRIAC, incorporated by reference to the Company’s Form 10-Q filed August 13, 2021 (File No. 033-23376).

10.23
Amendment No. 10, entered into on June 22, 2023, and effective as of January 1, 2023, amends the Intercompany Agreement, dated as of December 22, 2010, effective January 1, 2010, as amended, by and between VRIAC and Voya Investment Management LLC, incorporated by reference to the Company’s Form 10-Q filed August 10, 2023 (File No. 033-23376).

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

10.28	Reciprocal Loan Agreement, dated as of April 1, 2021, between VRIAC & Voya Financial, Inc., incorporated by reference to the Company’s Form 10-Q filed on August 13, 2021 (File Number 033-23376).
10.29
Second Amendment Number 2021-1, effective August 14, 2021 to the Investment Advisory, Management and Support Services Agreement, entered into as of January 1, 1997, as amended by Amendment 2015-1, between VRIAC and Voya Investment Management Co. LLC. (Stabilizer), incorporated by reference to the Company’s Form 10-Q filed on November 12, 2021 (File Number 033-23376).

10.30
Investment Support Services Agreement is entered into as of entered into as of August 14, 2021, between Voya Investment Co. LLC. And VRIAC. (“Managed Custody Account Contracts”), incorporated by reference to the Company’s Form 10-Q filed on November 12, 2021 (File Number 033-23376).

10.31	Services Agreement is entered into as of December 1, 2022 between VRIAC and VBC.
14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of Michael R. Katz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Index
Exhibit Number	Description of Exhibit
31.2+	Certificate of Robert L. Grubka pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Michael R. Katz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Robert L. Grubka pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2024		Voya Retirement Insurance and Annuity Company
(Date)	(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 7, 2024.

	Signatures	Title

/s/	Robert L. Grubka	Director, Chairman and President
Robert L. Grubka

/s/	Youssef A. Blal	Director
Youssef A. Blal

/s/	Neha V. Jain	Director
Neha V. Jain

/s/	Francis G. O'Neil	Director
Francis G. O'Neil

/s/	Amelia J. Vaillancourt	Director
Amelia J. Vaillancourt

/s/	Mona M. Zielke	Director
Mona M. Zielke

/s/	Michael R. Katz	Director and Chief Financial Officer
Michael R. Katz

