Form 10-Q
period 2024-03-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2024-05-09
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of May 3, 2024, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2024

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market risks, including general economic conditions, our ability to manage such risks and interest rates; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through lending programs; (iii) strategic and business risks, including our ability to maintain market share or otherwise manage our third party relationships; (iv) investment risks, including the ability to achieve desired returns or liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 033-23376) (the "Annual Report on Form 10-K") and in this Quarterly Report on Form 10-Q.

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
Condensed Consolidated Balance Sheets
March 31, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $19,886 and $20,496 as of 2024 and 2023, respectively; net of allowance for credit losses of $16 and $14 as of 2024 and 2023, respectively)	$18,029	$18,713
Fixed maturities, at fair value using the fair value option	1,235	1,328
Equity securities, at fair value	68	65
Short-term investments	30	86
Mortgage loans on real estate (net of allowance for credit losses of $22 as of 2024 and 2023)	3,954	4,026
Policy loans	161	161
Limited partnerships/corporations	1,108	1,046
Derivatives	259	213
Securities pledged (amortized cost of $951 and $855 as of 2024 and 2023, respectively)	864	798
Other investments	89	88
Total investments	25,797	26,524
Cash and cash equivalents	316	186
Short-term investments under securities loan agreements, including collateral delivered	783	789
Accrued investment income	292	283
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2024 and 2023)	2,796	2,899
Deferred policy acquisition costs and Value of business acquired	917	920
Deferred income taxes	653	633
Other assets (net of allowance for credit loss of $0 as of 2024 and 2023)	1,828	1,726
Assets held in separate accounts	95,594	90,282
Total assets	$128,976	$124,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
Liabilities:
Future policy benefits and contract owner account balances	$30,046	$30,577
Payables under securities loan agreements, including collateral held	762	692
Due to affiliates	118	173
Derivatives	275	299
Other liabilities	714	679
Liabilities related to separate accounts	95,594	90,282
Total liabilities	$127,509	$122,702

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock ($50 par value per share, 100,000 shares authorized, 55,000 issued and outstanding as of 2024 and 2023)	3	3
Additional paid-in capital	2,770	2,770
Accumulated other comprehensive income (loss)	(1,601)	(1,531)
Retained earnings (deficit)	295	298
Total shareholder's equity	1,467	1,540
Total liabilities and shareholder's equity	$128,976	$124,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Revenues:
Net investment income	$376	$384
Fee income	272	237
Premiums	—	3
Net gains (losses)	15	(25)
Other revenue	11	6
Total revenues	674	605
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	182	184
Operating expenses	304	303
Net amortization of Deferred policy acquisition costs and Value of business acquired	18	19
Total benefits and expenses	504	506
Income (loss) before income taxes	170	99
Income tax expense (benefit)	10	9
Net income (loss)	$160	$90

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$160	$90
Other comprehensive income (loss), before tax:
Change in current discount rate	9	6
Unrealized gains (losses) on securities	(97)	492
Other comprehensive income (loss), before tax	(88)	498
Income tax expense (benefit) related to items of other comprehensive income (loss)	(18)	104
Other comprehensive income (loss), after tax	(70)	394
Comprehensive income (loss)	$90	$484

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2024	$3	$2,770	$(1,531)	$298	$1,540
Comprehensive income (loss):
Net income (loss)	—	—	—	160	160
Other comprehensive income (loss), after tax	—	—	(70)	—	(70)
Total comprehensive income (loss)					90
Dividends paid and distributions of capital	—	—	—	(163)	(163)
Balance as of March 31, 2024	$3	$2,770	$(1,601)	$295	$1,467

Balance as of January 1, 2023	$3	$2,778	$(2,067)	$213	$927
Comprehensive income (loss):
Net income (loss)	—	—	—	90	90
Other comprehensive income (loss), after tax	—	—	394	—	394
Total comprehensive income (loss)					484
Balance as of March 31, 2023	$3	$2,778	$(1,673)	$303	$1,411

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$230	$285
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	905	1,398
Mortgage loans on real estate	152	132
Limited partnerships/corporations	9	8
Acquisition of:
Fixed maturities	(344)	(969)
Mortgage loans on real estate	(82)	(53)
Limited partnerships/corporations	(64)	(31)
Short-term investments, net	56	247
Derivatives, net	29	4
Short-term loan to affiliate, net	(105)	(409)
Receipts on deposit asset contracts	65	68
Other, net	69	(38)
Net cash provided by (used in) investing activities	690	357
Cash Flows from Financing Activities:
Deposits received for investment contracts	498	540
Maturities and withdrawals from investment contracts	(1,131)	(1,206)
Dividends paid and distributions of capital	(163)	—
Other, net	6	37
Net cash provided by (used in) financing activities	(790)	(629)
Net increase (decrease) in cash and cash equivalents	130	13
Cash and cash equivalents, beginning of period	186	220
Cash and cash equivalents, end of period	$316	$233

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

The December 31, 2023 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Adoption of New Pronouncements

Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, "Fair Value Measurement (Topic 280): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2022-03"), which clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring the fair value. In addition, the restrictions cannot be recognized and measured as separate units of account. Disclosures on such restrictions are also required.

The provisions of ASU 2022-03 were adopted prospectively on January 1, 2024. The adoption did not have an impact on the Company's financial condition, results of operations, or cash flows.

Future Adoption of Accounting Pronouncements

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires:

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

The amendments are effective for annual periods beginning after December 15, 2024 and should be applied prospectively, with retrospective application permitted. Early adoption is also permitted. The Company is currently in the process of determining the impacts of adoption of the provisions of ASU 2023-09.

Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires all current annual disclosures about profit/loss and assets to be reported in interim periods, as well as enhanced disclosures about significant segment expenses.

The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, and are required to be applied retrospectively. Restated prior period disclosures should be based on the significant segment expense categories disclosed in the period of adoption. The Company is currently in the process of determining the impacts of adoption of the provisions of ASU 2023-07.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Climate Related Disclosures

In March 2024, the SEC adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize climate-related disclosures. The rule will require companies to disclose material Scope 1 and Scope 2 greenhouse gas emissions; climate-related risks, governance, and oversight; and the financial effects of severe weather events and other natural conditions. These disclosures will be phased in beginning with the Company's annual report for the year ending December 31, 2025. While the implementation of this rule is pending the outcome of legal challenges, the Company is currently assessing the impact of adoption on the Consolidated Financial Statements and related disclosures in the event that the stay is lifted.

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2024:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$288	$1	$29	$—	$—	$260
U.S. Government agencies and authorities	32	—	3	—	—	29
State, municipalities and political subdivisions	559	—	73	—	—	486
U.S. corporate public securities	6,137	64	816	—	—	5,385
U.S. corporate private securities	3,831	25	289	—	—	3,567
Foreign corporate public securities and foreign governments(1)	2,103	23	219	—	1	1,906
Foreign corporate private securities(1)	2,331	15	125	—	1	2,220
Residential mortgage-backed securities	2,550	19	134	—	—	2,435
Commercial mortgage-backed securities	2,720	1	372	—	13	2,336
Other asset-backed securities	1,521	14	30	—	1	1,504
Total fixed maturities, including securities pledged	22,072	162	2,090	—	16	20,128
Less: Securities pledged	951	—	87	—	—	864
Total fixed maturities	$21,121	$162	$2,003	$—	$16	$19,264
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

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2023:

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

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2024, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$607	$595
After one year through five years	2,922	2,806
After five years through ten years	2,868	2,723
After ten years	8,884	7,729
Mortgage-backed securities	5,270	4,771
Other asset-backed securities	1,521	1,504
Fixed maturities, including securities pledged	$22,072	$20,128

As of March 31, 2024 and December 31, 2023, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholder's Equity.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements and Securities Pledged

As of March 31, 2024 and December 31, 2023, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

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

The following table presents Securities pledged as of the dates indicated:

	March 31, 2024	December 31, 2023
Securities loaned to lending agent(1)	$710	$645
Securities pledged as collateral(1)(2)	154	153
Total	$864	$798
(1) Included in Securities pledged on the Condensed Consolidated Balance Sheets.
(2) See Collateral within the Derivatives Financial Instruments Note to these Condensed Consolidated Financial Statements for more information.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	March 31, 2024	December 31, 2023
U.S. Treasuries	$32	$12
U.S. corporate public securities	487	438
Short-term Investments	15	31
Foreign corporate public securities and foreign governments	200	189
Total(1)	$734	$670
(1) As of March 31, 2024 and December 31, 2023, liabilities to return cash collateral were $513 and $499, respectively, and included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Three Months Ended March 31, 2024
	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2024	$9	$3	$1	$1	$14
Credit losses on securities for which credit losses were not previously recorded	4	—	—	—	4
Reductions for securities sold during the period	—	(2)	—	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—
Balance as of March 31, 2024	$13	$1	$1	$1	$16

	Year Ended December 31, 2023
	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2023	$—	$6	$1	$—	$7
Credit losses on securities for which credit losses were not previously recorded	9	—	—	1	10
Reductions for securities sold during the period	—	(2)	—	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	—	(1)	—	—	(1)
Balance as of December 31, 2023	$9	$3	$1	$1	$14

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of March 31, 2024
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$57	$2	$114	$27	$171	$29
U.S. Government, agencies and authorities	13	—	17	3	30	3
State, municipalities and political subdivisions	11	—	472	73	483	73
U.S. corporate public securities	207	17	4,069	799	4,276	816
U.S. corporate private securities	320	9	2,541	280	2,861	289
Foreign corporate public securities and foreign governments	110	2	1,257	217	1,367	219
Foreign corporate private securities	220	4	1,739	121	1,959	125
Residential mortgage-backed	147	3	777	131	924	134
Commercial mortgage-backed	16	—	2,234	372	2,250	372
Other asset-backed	47	—	270	30	317	30
Total	$1,148	$37	$13,490	$2,053	$14,638	$2,090

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

As of March 31, 2024, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7 years.

As of March 31, 2024 and December 31, 2023, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments
The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities in accordance with its impairment policy in order to evaluate whether such investments are impaired.

There were no intent impairments for the three months ended March 31, 2024 and 2023.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Restructuring

Upon the adoption of ASU 2022-02 as of January 1, 2023, the Company no longer identifies certain debt modifications as troubled debt restructuring, but instead evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three months ended March 31, 2024 and 2023 the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of March 31, 2024 and December 31, 2023, respectively.

	As of March 31, 2024
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2024	$53	$25	$—	$—	$—	$78
2023	90	177	—	—	—	267
2022	214	281	72	—	—	567
2021	191	169	194	—	—	554
2020	144	82	—	—	11	237
Prior	1,993	248	13	—	19	2,273
Total	$2,685	$982	$279	$—	$30	$3,976

	As of December 31, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$113	$152	$—	$—	$—	$265
2022	215	282	73	—	—	570
2021	191	181	197	—	—	569
2020	137	93	—	10	11	251
2019	173	54	20	—	—	247
Prior	1,878	246	3	—	19	2,146
Total	$2,707	$1,008	$293	$10	$30	$4,048

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of March 31, 2024 and December 31, 2023, respectively.

	As of March 31, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2024	$16	$25	$34	$3	$78
2023	109	109	49	—	267
2022	172	46	169	180	567
2021	204	13	45	292	554
2020	173	19	16	29	237
Prior	1,668	200	266	139	2,273
Total	$2,342	$412	$579	$643	$3,976
*No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2023	$133	$83	$49	$—	$265
2022	173	54	172	171	570
2021	205	12	51	301	569
2020	175	20	16	40	251
2019	151	19	62	15	247
Prior	1,619	197	212	118	2,146
Total	$2,456	$385	$562	$645	$4,048
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of March 31, 2024 and December 31, 2023, respectively.

	As of March 31, 2024
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2024	$2	$34	$15	$10	$10	$—	$5	$2	$—	$78
2023	50	64	10	75	16	28	2	20	2	267
2022	114	118	45	87	100	81	1	1	20	567
2021	77	43	101	143	84	59	10	36	1	554
2020	53	127	13	8	8	10	—	6	12	237
Prior	484	509	583	170	193	138	46	123	27	2,273
Total	$780	$895	$767	$493	$411	$316	$64	$188	$62	$3,976

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$51	$61	$9	$75	$16	$29	$2	$20	$2	$265
2022	114	118	46	89	100	81	1	1	20	570
2021	76	44	103	143	96	60	10	36	1	569
2020	53	130	14	8	8	20	—	6	12	251
2019	43	69	6	52	34	4	13	10	16	247
Prior	456	456	616	158	162	140	33	114	11	2,146
Total	$793	$878	$794	$525	$416	$334	$59	$187	$62	$4,048

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of March 31, 2024 and December 31, 2023, respectively.

	As of March 31, 2024
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$14	$55	$9	$—	$—	$—	$—	$78
2023	81	125	24	13	24	—	—	267
2022	72	231	222	25	10	7	—	567
2021	22	120	310	87	—	7	8	554
2020	49	37	60	91	—	—	—	237
Prior	505	665	523	367	50	126	37	2,273
Total	$743	$1,233	$1,148	$583	$84	$140	$45	$3,976

	As of December 31, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$82	$122	$24	$13	$24	$—	$—	$265
2022	72	233	224	25	10	6	—	570
2021	22	122	310	99	—	8	8	569
2020	49	37	60	105	—	—	—	251
2019	29	56	124	29	9	—	—	247
Prior	559	625	414	342	42	127	37	2,146
Total	$813	$1,195	$1,156	$613	$85	$141	$45	$4,048

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2024	December 31, 2023
Allowance for credit losses, beginning of the period	$22	$14
Credit losses on mortgage loans for which credit losses were not previously recorded	—	2
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	—	8
Provision for expected credit losses	22	24
Write-offs	—	(2)
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$22	$22

The following table presents past due commercial mortgage loans as of the dates indicated:

	March 31, 2024	December 31, 2023
Delinquency:
Current	$3,946	$4,037
30-59 days past due	19	—
60-89 days past due	—	—
Greater than 90 days past due	11	11
Total	$3,976	$4,048

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of March 31, 2024 and December 31, 2023 the Company had $30 and $11, respectively, commercial mortgage loans in non-accrual status, with an LTV ratio of 100%. The amount of interest income recognized on loans in non-accrual status for the three months ended March 31, 2024 and the year ended December 31, 2023 was immaterial.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Fixed maturities	$304	$333
Equity securities	1	3
Mortgage loans on real estate	48	48
Policy loans	2	2
Short-term investments and cash equivalents	3	2
Limited partnerships and other	34	14
Gross investment income	392	402
Less: Investment expenses	16	18
Net investment income	$376	$384

As of March 31, 2024 and December 31, 2023, the Company had $8 and $7 of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Fixed maturities, available-for-sale, including securities pledged	$(16)	$(9)
Fixed maturities, at fair value option	(63)	11
Equity securities, at fair value	2	(4)
Derivatives	90	(28)
Embedded derivatives - fixed maturities	(1)	1
Other derivatives	1	—
Managed custody guarantees	1	3
Mortgage loans	1	—
Other investments	—	1
Net gains (losses)	$15	$(25)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Proceeds on sales	$596	$880
Gross gains	7	12
Gross losses	21	21

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of March 31, 2024 and December 31, 2023.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2024			December 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$10	$—	$—	$10	$—	$—
Foreign exchange contracts	597	31	4	597	27	6
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	11,427	228	268	11,125	186	290
Foreign exchange contracts	46	—	—	66	—	2
Credit contracts	130	—	3	101	—	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	N/A	—	—	N/A	1	—
Managed custody guarantees(3)	N/A	—	7	N/A	—	8
Stabilizers(3)	N/A	—	1	N/A	—	1
Total		$259	$283		$214	$308
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized(1)	Counterparty Netting(2)	Cash Collateral Netting(2)	Securities Collateral Netting(2)	Net receivables/ payables
March 31, 2024
Derivative assets	$259	$(229)	$(24)	$(4)	$2
Derivative liabilities	275	(229)	(44)	(2)	—
December 31, 2023
Derivative assets	213	(184)	(17)	(8)	4
Derivative liabilities	299	(184)	(111)	(3)	1
(1) As of March 31, 2024 and December 31, 2023 gross amounts exclude asset and liability exchange traded contracts of $0 and $0, respectively.
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

As of March 31, 2024, the Company held $26 and pledged $46 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2023, the Company held $17 and delivered $112 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2024, the Company delivered $154 of securities and held $4 of securities as collateral. As of December 31, 2023, the Company delivered $153 of securities and held $10 securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	2024		2023
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended March 31,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$7	$—	$(10)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	2	—	2

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Three Months Ended March 31,
	2024		2023
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended March 31,
Total amounts of line items presented in the statements of operations in which the effects of cash flow hedges are recorded	$376	$15	$384	$(25)
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	2	—

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended March 31,
		2024	2023
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$89	$(27)
Foreign exchange contracts	Net gains (losses)	1	—
Credit contracts	Net gains (losses)	—	(1)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	(1)	1
Managed custody guarantees	Net gains (losses)	1	3
Total		$90	$(24)

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$186	$74	$—	$260
U.S. Government agencies and authorities	—	29	—	29
State, municipalities and political subdivisions	—	486	—	486
U.S. corporate public securities	—	5,371	14	5,385
U.S. corporate private securities	—	2,441	1,126	3,567
Foreign corporate public securities and foreign governments(1)	—	1,906	—	1,906
Foreign corporate private securities (1)	—	1,853	367	2,220
Residential mortgage-backed securities	—	2,392	43	2,435
Commercial mortgage-backed securities	—	2,336	—	2,336
Other asset-backed securities	—	1,465	39	1,504
Total fixed maturities, including securities pledged	186	18,353	1,589	20,128
Equity securities	11	—	57	68
Derivatives:
Interest rate contracts	1	227	—	228
Foreign exchange contracts	—	31	—	31
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,129	—	—	1,129
Assets held in separate accounts	89,543	5,691	360	95,594
Total assets	$90,870	$24,302	$2,006	$117,178
Liabilities:
Stabilizer and MCGs	$—	$—	$8	$8
Derivatives:
Interest rate contracts	1	267	—	268
Foreign exchange contracts	—	4	—	4
Credit contracts	—	3	—	3
Total liabilities	$1	$274	$8	$283
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$221	$54	$—	$275
U.S. Government agencies and authorities	—	30	—	30
State, municipalities and political subdivisions	—	554	—	554
U.S. corporate public securities	—	5,592	13	5,605
U.S. corporate private securities	—	2,451	1,185	3,636
Foreign corporate public securities and foreign governments(1)	—	2,022	—	2,022
Foreign corporate private securities (1)	—	1,945	354	2,299
Residential mortgage-backed securities	—	2,484	48	2,532
Commercial mortgage-backed securities	—	2,358	—	2,358
Other asset-backed securities	—	1,491	37	1,528
Total fixed maturities, including securities pledged	221	18,981	1,637	20,839
Equity securities	11	—	54	65
Derivatives:
Interest rate contracts	6	180	—	186
Foreign exchange contracts	—	27	—	27
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,061	—	—	1,061
Assets held in separate accounts	84,329	5,605	348	90,282
Total assets	$85,628	$24,793	$2,039	$112,460
Liabilities:
Stabilizer and MCGs	$—	$—	$9	$9
Derivatives:
Interest rate contracts	—	290	—	290
Foreign exchange contracts	—	8	—	8
Credit contracts	—	1	—	1
Total liabilities	$—	$299	$9	$308
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2024
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$13	$—	$1	$—	$—	$—	$—	$—	$—	$14	$—	$—
U.S. Corporate private securities	1,185	—	(13)	55	—	(9)	(66)	—	(26)	1,126	—	(16)
Foreign corporate private securities(1)	354	—	(3)	—	—	—	(28)	44	—	367	—	(4)
Residential mortgage-backed securities	48	(1)	—	—	—	—	—	—	(4)	43	(1)	—
Other asset-backed securities	37	—	—	3	—	—	(1)	—	—	39	—	—
Total fixed maturities, including securities pledged	1,637	(1)	(15)	58	—	(9)	(95)	44	(30)	1,589	(1)	(20)
Equity securities, at fair value	54	3	—	—	—	—	—	—	—	57	3	—
Stabilizer and MCGs(2)	(9)	2	—	—	(1)	—	—	—	—	(8)	—	—
Assets held in separate accounts(4)	348	—	—	16	—	(3)	—	5	(6)	360	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis.These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2023
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$13	$1	$—	$—	$—	$—	$—	$—	$—	$14	$—	$—
U.S. Corporate private securities	1,356	—	26	30	—	—	(48)	—		1,364	—	26
Foreign corporate public securities and foreign governments(1)	2	—	—	—	—	—	—	—	(2)	—	—	—
Foreign corporate private securities(1)	339	1	4	49	—	—	(41)	—	—	352	1	4
Residential mortgage-backed securities	20	—	—	28	—	—	—	—	—	48	—	—
Other asset-backed securities	52	—	—	2	—	—	(1)	—	(20)	33	—	—
Total fixed maturities, including securities pledged	1,782	2	30	109	—	—	(90)	—	(22)	1,811	1	30
Equity securities, at fair value	117	(4)	—	—	—	—	—	—	—	113	(3)	—
Stabilizers and MCGs(2)	(6)	3	—	—	—	—	—	—	—	(3)	—	—
Assets held in separate accounts(4)	347	4	—	—	—	(2)	—	—	—	349	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2024 and 2023, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$20,128	$20,128	$20,839	$20,839
Equity securities	68	68	65	65
Mortgage loans on real estate	3,976	3,750	4,048	3,829
Policy loans	161	161	161	161
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,129	1,129	1,061	1,061
Derivatives	259	259	213	213
Short-term loan to affiliate(2)	400	400	295	295
Other investments	89	89	88	88
Assets held in separate accounts	95,594	95,594	90,282	90,282
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	26,409	28,358	26,867	28,954
Funding agreements with fixed maturities	696	700	671	672
Supplementary contracts, immediate annuities and other	223	182	231	192
Stabilizer and MCGs	8	8	9	9
Derivatives	275	275	299	299
Short-term debt(3)	37	37	31	31
Long-term debt(3)	1	1	1	1
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Stabilizer and MCGs section of the table above.
(2) Included in Other Assets on the Condensed Consolidated Balance Sheets.
(3) Included in Other Liabilities on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA(1)
	Wealth Solutions Deferred and Individual Annuities
Balance as of January 1, 2023	$578	$348
Deferrals of commissions and expenses	56	3
Amortization expense	(45)	(30)
Balance as of December 31, 2023	$589	$321
Deferrals of commissions and expenses	14	1
Amortization expense	(11)	(7)
Balance as of March 31, 2024	$592	$315
(1)There was no loss recognition for VOBA during the periods presented.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2024	December 31, 2023
DAC:
Wealth Solutions Deferred and Individual Annuities	$592	$589
Other	10	10
VOBA	315	321
Total	$917	$920

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity
	March 31, 2024	December 31, 2023
Balance at January 1	$25,991	$27,951
Deposits	611	2,223
Fee income	(11)	(9)
Surrenders, withdrawals and benefits	(1,141)	(4,900)
Net transfers (from) to the general account(2)	(47)	(9)
Interest credited	178	735
Ending Balance	$25,581	$25,991

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Weighted-average crediting rate	2.8%	2.7%
Net amount at risk (1)	$93	$116
Cash surrender value	$25,223	$25,631
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
(2) Net transfers (from) to the general account includes transfers of $(439) and $(524) for 2024 and 2023, respectively related to VRIAC-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and contract owner accounts balances on the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2024	December 31, 2023
Wealth Solutions Deferred group and individual annuity (Contract owner account balances)	$25,581	$25,991
Non-puttable funding agreements	$696	671
Other (Future policy benefits and Contract owner account balances)	3,769	3,915
Ending balance	$30,046	$30,577
(1) Primarily related to reinsured business

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of March 31, 2024
Up to 1.00%	$11	$4,412	$3,632	$2,018	$1,015	$784	$11,872
1.01% - 2.00%	134	68	41	6	—	1	250
2.01% - 3.00%	6,080	35	1	—	—	—	6,116
3.01% - 4.00%	7,585	—	—	—	—	—	7,585
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	385	—	—	—	3	—	388
Total discretionary rate setting products	$14,199	$4,515	$3,674	$2,024	$1,018	$785	$26,215

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
(1)Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after March 31, 2024 and December 31, 2023 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

7. Reinsurance

As of March 31, 2024, the Company has reinsurance treaties with three unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts.

Premiums receivable and reinsurance recoverable were comprised of the following as of the dates indicated:

	March 31	December 31,
	2024	2023
Premiums receivable	$(2)	$—
Reinsurance recoverable, net of allowance for credit losses	2,798	2,899
Total	$2,796	$2,899

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Premiums:
Direct premiums	$1	$3
Reinsurance ceded	(1)	—
Net premiums	$—	$3

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$206	$220
Reinsurance assumed	1	1
Reinsurance ceded	(25)	(37)
Net interest credited and other benefits to contract owners / policyholders	$182	$184

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of March 31, 2024 and December 31, 2023, the Company had a deposit asset net of the allowance for credit losses of $1.0 billion, which is reported in Other assets on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Separate Accounts

The following tables present a rollforward of Separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	March 31, 2024			December 31, 2023
	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total
Balance at January 1	$7,175	$81,440	$88,615	$7,196	$68,373	$75,569
Deposits	281	2,582	2,863	940	10,036	10,976
Fee income	(8)	(113)	(121)	(34)	(414)	(448)
Surrenders, withdrawals and benefits	(379)	(2,939)	(3,318)	(1,342)	(9,545)	(10,887)
Net transfers (from) to separate accounts	—	(392)	(392)	—	(515)	(515)
Investment performance	—	6,160	6,160	415	13,505	13,920
Balance at end of period	$7,069	$86,738	$93,807	$7,175	$81,440	$88,615
Reconciliation to Condensed Consolidated Balance Sheets:

Other	1,787	1,667
Total Separate Accounts liabilities	$95,594	$90,282

Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $86,718 and $81,420 as of March 31, 2024 and December 31, 2023, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	March 31	December 31
	2024	2023
US Treasury securities and obligations of US government corporations and agencies	$902	$1,015
Corporate and foreign debt securities	2,688	2,528
Mortgage-backed securities	3,191	3,231
Equity securities (including mutual funds)	88,451	83,065
Cash, cash equivalents and short-term investments	289	399
Receivable for securities and accruals	73	44
Total	$95,594	$90,282

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income ("AOCI") as of the dates indicated:

	March 31,
	2024	2023
Fixed maturities, net of impairment	$(1,928)	$(2,037)
Derivatives(1)	60	97
Change in current discount rate	(324)	(343)
Deferred income tax asset (liability)(2)	589	608
Total	(1,603)	(1,675)
Pension and other postretirement benefits liability, net of tax	2	2
AOCI	$(1,601)	$(1,673)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2024, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $14
(2) The Company uses the portfolio method to determine when stranded tax benefits (or detriments) are released from AOCI.

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2024
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(113)		$23	$(90)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	13		(3)	10
Change in unrealized gains (losses) on available-for-sale securities	(100)		20	(80)

Derivatives:
Derivatives	7	(1)	(1)	6
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	3		—	3

Change in current discount rate	9		(2)	7
Change in Accumulated other comprehensive income (loss)	$(88)		$18	$(70)
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
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

10.    Revenue from Contracts with Customers

Financial services revenue is disaggregated by type of service in the following table:

	Three months ended March 31,
	2024	2023
Advisory and recordkeeping & administration	$133	$112
Distribution and shareholder servicing	20	18
Total financial services revenue	153	130
Revenue from other sources(1)	130	113
Total Fee income and Other revenue	$283	$243

(1)Primarily consists of revenue from insurance contracts and financial instruments.

Receivables of $72 and $94 are included in Other assets on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.

11.    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2024 was 5.9%. The effective tax rate differed from the statutory rate of 21% primarily due to the Security Life of Denver Company capital loss carryback, the effect of the dividends received deduction ("DRD") and tax credits.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On January 4, 2021, the Company completed a series of transactions pursuant to a Master Transaction Agreement with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired Voya Financial's wholly owned subsidiary, Security Life of Denver Company ("SLD"). SLD generated capital losses in the 2023 and 2022 tax years, which are included in a carryback claim for Voya Financial. The Company recorded a $13 and $23 tax benefit in 2024 and 2023, respectively, resulting in a decrease to the effective tax rate (the "Security Life of Denver Company capital loss carryback").

The Company's effective tax rate for the three months ended March 31, 2023 was 9.1%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD and tax credits.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of March 31, 2024, the Company had year-to-date losses on securities of $97 in Other comprehensive income, which increased the related DTA. However, operating income remained positive for the period and was largely consistent with the 2023 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs and did not establish a valuation allowance. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K.

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

Tax Regulatory Matters

For the tax years 2022 through 2024, the Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2023 tax year, the Company is in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for that tax year. For the 2024 tax year, the Company is in the Compliance Maintenance Bridge Plus ("Bridge Plus") phase of CAP. In the Bridge Plus phase, the IRS will review the tax return and issue either a full or partial acceptance letter upon completion of review.

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

Under this agreement, the Company incurred immaterial interest expense for the three months ended March 31, 2024 and 2023. The Company earned $6 and $4 of interest income for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, the Company had $400 outstanding receivables and VIPS had an outstanding payable of $37 under the reciprocal loan agreement. As of December 31, 2023, the Company had $295 outstanding receivables and VIPS had a $31 outstanding payable under the reciprocal loan agreement.

13.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of March 31, 2024, the Company had off-balance sheet commitments to acquire mortgage loans of $54 and purchase limited partnerships and private placement investments of $641.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, letter of credit ("LOC") and derivative transactions as described further in this note.

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	March 31, 2024	December 31, 2023
Fixed maturity collateral pledged to FHLB(1)	$1,108	$1,205
FHLB restricted stock(2)	33	33
Other fixed maturities-state deposits	12	11
Cash and cash equivalents	2	2
Securities pledged(3)	864	798
Total restricted assets	$2,019	$2,049
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $710 and $645 as of March 31, 2024 and December 31, 2023, respectively. In addition, as of March 31, 2024 and December 31, 2023, the Company delivered securities as collateral of $154 and $153, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2024 and December 31, 2023, the Company had $696 and $671, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, assets with a market

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

value of approximately $1,108 and $1,205, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

14.    Related Party Transactions

Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three months ended March 31, 2024, revenues with affiliated entities related to these agreements were $21. For the three months ended March 31, 2023, revenues with affiliated entities related to these agreements were $19.

For the three months ended March 31, 2024, expenses with affiliated entities related to the aforementioned operating agreements were $150. For the three months ended March 31, 2023, expenses with affiliated entities related to the aforementioned operating agreements were $160.

Item 2.    Management’s Narrative Analysis of the Results of Operations and Financial Condition

For the purposes of this discussion, the terms "VRIAC", "the Company", "we", "our", and "us" refer to Voya Retirement Insurance and Annuity Company and its subsidiaries. We are a direct, wholly owned subsidiary of Voya Holdings Inc., which is a direct, wholly owned subsidiary of Voya Financial, Inc. ("Voya Financial" or "Parent").

The following discussion and analysis presents a review of our results of operations for the three months ended March 31, 2024 and 2023 and financial condition as of March 31, 2024 and December 31, 2023. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report on Form 10-K").

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

Income Taxes

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% corporate alternative minimum tax ("CAMT"). The CAMT is effective in taxable years beginning after December 31, 2022. The Internal Revenue Service has only issued limited guidance on the CAMT, and uncertainty remains regarding the application of and potential adjustments to the CAMT. Based on this guidance, we do not expect to be subject to the CAMT for 2024.

See the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on income taxes.

Results of Operations

($ in millions)	Three Months Ended March 31,
	2024	2023	Change
Revenues:
Net investment income	$376	$384	$(8)
Fee income	272	237	35
Premiums	—	3	(3)
Net gains (losses)	15	(25)	40
Other revenue	11	6	5
Total revenues	674	605	69
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	182	184	(2)
Operating expenses	304	303	1
Net amortization of Deferred policy acquisition costs and Value of business acquired	18	19	(1)
Total benefits and expenses	504	506	(2)
Income (loss) before income taxes	170	99	71
Income tax expense (benefit)	10	9	1
Net income (loss)	$160	$90	$70

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

Revenues

Fee income increased by $35 million from $237 million to $272 million primarily due to:

• market appreciation and business growth.

Net gains (losses) improved by $40 million from a loss of $25 million to a gain of $15 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements.

The improvement was partially offset by:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. For information regarding our reciprocal loan agreement with Voya Financial, see the Financing Agreements Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

We hold approximately 46.6% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2024, VRIAC had securities lending collateral assets of $513 million, which represents approximately 0.4% of its general account statutory admitted assets. As of December 31, 2023, VRIAC had securities lending collateral assets of $499 million, which represents approximately 0.4% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2024 and March 31, 2023, VRIAC did not receive any capital contribution from its Parent.

During the three months ended March 31, 2024, VRIAC paid an ordinary dividend to its Parent in the aggregate amount of $163 million. During the three months ended March 31, 2023, VRIAC did not pay either an ordinary or extraordinary dividend to its Parent.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium or long-term trend in credit fundamentals, which if continued, may lead to a rating change. In December 2023, Moody’s affirmed its outlook for the U.S. life insurance sector as stable. Also, in November 2023, Fitch changed its outlook from neutral to improving for the North American life insurance sector.

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

Legislative and Regulatory Developments

Department of Labor ("DOL") Retirement Security Rule

On April 23, 2024, the DOL released the Retirement Security Rule defining who is an investment advice fiduciary for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The DOL also released final amendments to class prohibited transaction exemptions (PTEs) available to investment advice fiduciaries, including PTE 2020-02 and PTE 84-24.

The effective date for the Retirement Security Rule and amendments to the PTEs is expected to be on or around September 23, 2024. There is a one (1) year transition rule applicable to certain conditions contained in the PTE amendments. The new definition of an investment advice fiduciary expands the definition of who the DOL considers a fiduciary under ERISA. Voya is continuing to study the effect the Retirement Security Rule and amendments may have on its Wealth Solutions business and operations but currently anticipates that such effects will not be significant. Voya’s current in-plan investment advisory services program, which is designed to comply with previous DOL guidance, remains unchanged.

Qualified Professional Asset Manager ("QPAM") Exemption Updates

In April 2024, the DOL published changes to class prohibited transaction exemption 84-14 (the “QPAM Exemption”). As a result of these changes, we will be required to notify the DOL prior to relying on the QPAM Exemption, in addition to satisfying new minimum qualification and recordkeeping requirements.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report on Form 10-K") (file No. 033-23376).

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

May 9, 2024			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

