Form 10-Q
period 2024-06-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2024-08-08
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of August 2, 2024, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended June 30, 2024

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market risks, including general economic conditions, our ability to manage such risks and interest rates; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through lending programs; (iii) strategic and business risks, including our ability to maintain market share or otherwise manage our third party relationships; (iv) investment risks, including the ability to achieve desired returns or liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; and (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

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
Condensed Consolidated Balance Sheets
June 30, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $19,754 and $20,496 as of 2024 and 2023, respectively; net of allowance for credit losses of $22 and $14 as of 2024 and 2023, respectively)	$17,770	$18,713
Fixed maturities, at fair value using the fair value option	1,211	1,328
Equity securities, at fair value	67	65
Short-term investments	6	86
Mortgage loans on real estate (net of allowance for credit losses of $20 and $22 as of 2024 and 2023, respectively)	3,856	4,026
Policy loans	161	161
Limited partnerships/corporations	1,130	1,046
Derivatives	241	213
Securities pledged (amortized cost of $976 and $855 as of 2024 and 2023, respectively)	873	798
Other investments	92	88
Total investments	25,407	26,524
Cash and cash equivalents	259	186
Short-term investments under securities loan agreements, including collateral delivered	805	789
Accrued investment income	274	283
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2024 and 2023)	2,695	2,899
Deferred policy acquisition costs and Value of business acquired	913	920
Deferred income taxes	670	633
Other assets (net of allowance for credit loss of $0 as of 2024 and 2023)	1,748	1,726
Assets held in separate accounts	96,098	90,282
Total assets	$128,869	$124,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
Liabilities:
Future policy benefits and contract owner account balances	$29,676	$30,577
Payables under securities loan and repurchase agreements, including collateral held	782	692
Due to affiliates	88	173
Derivatives	266	299
Other liabilities	764	679
Liabilities related to separate accounts	96,098	90,282
Total liabilities	$127,674	$122,702

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock ($50 par value per share, 100,000 shares authorized, 55,000 issued and outstanding as of 2024 and 2023)	3	3
Additional paid-in capital	2,754	2,770
Accumulated other comprehensive income (loss)	(1,704)	(1,531)
Retained earnings (deficit)	142	298
Total shareholder's equity	1,195	1,540
Total liabilities and shareholder's equity	$128,869	$124,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net investment income	$373	$387	$749	$771
Fee income	280	247	552	484
Premiums	(2)	6	(2)	9
Net gains (losses)	(11)	(53)	4	(78)
Other revenue	17	4	28	10
Total revenues	657	591	1,331	1,196
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	194	178	376	362
Operating expenses	281	279	585	582
Net amortization of Deferred policy acquisition costs and Value of business acquired	19	20	37	39
Interest expense	1	1	1	1
Total benefits and expenses	495	478	999	984
Income (loss) before income taxes	162	113	332	212
Income tax expense (benefit)	21	13	31	22
Net income (loss)	$141	$100	$301	$190

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$141	$100	$301	$190
Other comprehensive income (loss), before tax:
Change in current discount rate	8	5	17	11
Unrealized gains (losses) on securities	(138)	(252)	(235)	240
Other comprehensive income (loss), before tax	(130)	(247)	(218)	251
Income tax expense (benefit) related to items of other comprehensive income (loss)	(27)	(51)	(45)	53
Other comprehensive income (loss), after tax	(103)	(196)	(173)	198
Comprehensive income (loss)	$38	$(96)	$128	$388

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of April 1, 2024	$3	$2,770	$(1,601)	$295	$1,467
Comprehensive income (loss):
Net income (loss)	—	—	—	141	141
Other comprehensive income (loss), after tax	—	—	(103)	—	(103)
Total comprehensive income (loss)					38
Dividends paid and distributions of capital	—	(16)	—	(294)	(310)
Balance as of June 30, 2024	$3	$2,754	$(1,704)	$142	$1,195

Balance as of April 1, 2023	$3	$2,778	$(1,673)	$303	$1,411
Comprehensive income (loss):
Net income (loss)	—	—	—	100	100
Other comprehensive income (loss), after tax	—	—	(196)	—	(196)
Total comprehensive income (loss)					(96)
Dividends paid and distributions of capital	—	(8)	—	(302)	(310)
Balance as of June 30, 2023	$3	$2,770	$(1,869)	$101	$1,005

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2024	$3	$2,770	$(1,531)	$298	$1,540
Comprehensive income (loss):
Net income (loss)	—	—	—	301	301
Other comprehensive income (loss), after tax	—	—	(173)	—	(173)
Total comprehensive income (loss)					128
Dividends paid and distributions of capital	—	(16)	—	(457)	(473)
Balance as of June 30, 2024	$3	$2,754	$(1,704)	$142	$1,195

Balance as of January 1, 2023	$3	$2,778	$(2,067)	$213	$927
Comprehensive income (loss):
Net income (loss)	—	—	—	190	190
Other comprehensive income (loss), after tax	—	—	198	—	198
Total comprehensive income (loss)					388
Dividends paid and distributions of capital	—	(8)	—	(302)	(310)
Balance as of June 30, 2023	$3	$2,770	$(1,869)	$101	$1,005

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net cash provided by operating activities	$589	$604
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,806	2,986
Mortgage loans on real estate	295	264
Limited partnerships/corporations	28	19
Acquisition of:
Fixed maturities	(1,089)	(2,134)
Mortgage loans on real estate	(136)	(199)
Limited partnerships/corporations	(96)	(52)
Short-term investments, net	80	246
Derivatives, net	62	26
Short-term loan to affiliate, net	(68)	(58)
Receipts on deposit asset contracts	116	134
Other, net	61	25
Net cash provided by (used in) investing activities	1,059	1,257
Cash Flows from Financing Activities:
Deposits received for investment contracts	938	906
Maturities and withdrawals from investment contracts	(2,058)	(2,255)
Dividends paid and distributions of capital	(473)	(310)
Other, net	18	22
Net cash provided by (used in) financing activities	(1,575)	(1,637)
Net increase (decrease) in cash and cash equivalents	73	224
Cash and cash equivalents, beginning of period	186	220
Cash and cash equivalents, end of period	$259	$444

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

Adoption of New Pronouncements

Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2022-03"), which clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring the fair value. In addition, the restrictions cannot be recognized and measured as separate units of account. Disclosures on such restrictions are also required.

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

The amendments are effective for annual periods beginning after December 15, 2024 and should be applied prospectively, with retrospective application permitted. Early adoption is also permitted. The Company is currently in the process of determining the disclosures that may be required by the adoption of the provisions of ASU 2023-09.

Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires all current annual disclosures about segment profit/loss and assets to be reported in interim periods, as well as enhanced disclosures about significant segment expenses.

The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, and are required to be applied retrospectively. Restated prior period disclosures should be based on the significant segment expense categories disclosed in the period of adoption. The Company is currently in the process of determining the disclosures that may be required by the adoption of the provisions of ASU 2023-07.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Climate Related Disclosures

In March 2024, the SEC adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize climate-related disclosures. The rule will require companies to disclose material Scope 1 and Scope 2 greenhouse gas emissions; climate-related risks, governance, and oversight; and the financial effects of severe weather events and other natural conditions. These disclosures will be phased in beginning with the Company's annual report for the year ending December 31, 2025. While the implementation of this rule is pending the outcome of legal challenges, the Company is currently assessing the disclosures that may be required by the adoption in the event that the stay is lifted.

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2024:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$266	$—	$33	$—	$—	$233
U.S. Government agencies and authorities	32	—	3	—	—	29
State, municipalities and political subdivisions	522	—	79	—	—	443
U.S. corporate public securities	6,069	53	889	—	—	5,233
U.S. corporate private securities	3,852	17	310	—	—	3,559
Foreign corporate public securities and foreign governments(1)	2,081	19	233	—	1	1,866
Foreign corporate private securities(1)	2,279	14	135	—	1	2,157
Residential mortgage-backed securities	2,553	19	133	(1)	—	2,438
Commercial mortgage-backed securities	2,659	1	361	—	18	2,281
Other asset-backed securities	1,628	18	29	—	2	1,615
Total fixed maturities, including securities pledged	21,941	141	2,205	(1)	22	19,854
Less: Securities pledged	976	—	103	—	—	873
Total fixed maturities	$20,965	$141	$2,102	$(1)	$22	$18,981
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2024, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$543	$528
After one year through five years	2,970	2,847
After five years through ten years	2,951	2,790
After ten years	8,637	7,355
Mortgage-backed securities	5,212	4,719
Other asset-backed securities	1,628	1,615
Fixed maturities, including securities pledged	$21,941	$19,854

As of June 30, 2024 and December 31, 2023, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholder's Equity.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements and Securities Pledged

As of June 30, 2024 and December 31, 2023, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements.

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

The following table presents Securities pledged as of the dates indicated:

	June 30, 2024	December 31, 2023
Securities pledged/obligations under repurchase agreements(1)	$7	$—
Securities loaned to lending agent(2)	724	645
Securities pledged as collateral(2)(3)	142	153
Total	$873	$798
(1) Comprised of other asset-backed securities and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.
(2) Included in Securities pledged on the Condensed Consolidated Balance Sheets.
(3) See Collateral within the Derivatives Financial Instruments Note to these Condensed Consolidated Financial Statements for more information.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	June 30, 2024	December 31, 2023
U.S. Treasuries	$15	$12
U.S. corporate public securities	474	438
Short-term Investments	11	31
Foreign corporate public securities and foreign governments	259	189
Total(1)	$759	$670
(1) As of June 30, 2024 and December 31, 2023, liabilities to return cash collateral were $545 and $499, respectively, and included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Six Months Ended June 30, 2024
	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2024	$9	$3	$1	$1	$14
Credit losses on securities for which credit losses were not previously recorded	9	—	—	—	9
Reductions for securities sold during the period	—	(2)	—	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	1	1
Balance as of June 30, 2024	$18	$1	$1	$2	$22

	Year Ended December 31, 2023
	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2023	$—	$6	$1	$—	$7
Credit losses on securities for which credit losses were not previously recorded	9	—	—	1	10
Reductions for securities sold during the period	—	(2)	—	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	—	(1)	—	—	(1)
Balance as of December 31, 2023	$9	$3	$1	$1	$14

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of June 30, 2024
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$96	$2	$137	$31	$233	$33
U.S. Government, agencies and authorities	13	—	16	3	29	3
State, municipalities and political subdivisions	1	—	442	79	443	79
U.S. corporate public securities	241	10	3,966	879	4,207	889
U.S. corporate private securities	372	9	2,524	301	2,896	310
Foreign corporate public securities and foreign governments	168	4	1,239	229	1,407	233
Foreign corporate private securities	191	4	1,667	131	1,858	135
Residential mortgage-backed	235	3	777	130	1,012	133
Commercial mortgage-backed	21	—	2,182	361	2,203	361
Other asset-backed	108	1	235	28	343	29
Total	$1,446	$33	$13,185	$2,172	$14,631	$2,205

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

As of June 30, 2024, the average duration of our fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

As of June 30, 2024 and December 31, 2023, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments
The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities in accordance with its impairment policy in order to evaluate whether such investments are impaired.

There were $4 of intent impairments for the three and six months ended June 30, 2024 and $6 for the three and six months ended June 30, 2023.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and six months ended June 30, 2024 and 2023, the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of June 30, 2024 and December 31, 2023, respectively.

	As of June 30, 2024
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2024	$101	$25	$—	$—	$—	$126
2023	90	152	28	—	—	270
2022	195	268	87	—	—	550
2021	189	168	130	—	—	487
2020	143	82	—	—	—	225
Prior	1,968	219	10		21	2,218
Total	$2,686	$914	$255	$—	$21	$3,876

	As of December 31, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$113	$152	$—	$—	$—	$265
2022	215	282	73	—	—	570
2021	191	181	197	—	—	569
2020	137	93	—	10	11	251
2019	173	54	20	—	—	247
Prior	1,878	246	3	—	19	2,146
Total	$2,707	$1,008	$293	$10	$30	$4,048

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of June 30, 2024 and December 31, 2023, respectively.

	As of June 30, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2024	$44	$45	$37	$—	$126
2023	117	67	83	3	270
2022	177	49	147	177	550
2021	205	10	56	216	487
2020	171	19	20	15	225
Prior	1,636	190	262	130	2,218
Total	$2,350	$380	$605	$541	$3,876
*No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2023	$133	$83	$49	$—	$265
2022	173	54	172	171	570
2021	205	12	51	301	569
2020	175	20	16	40	251
2019	151	19	62	15	247
Prior	1,619	197	212	118	2,146
Total	$2,456	$385	$562	$645	$4,048
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of June 30, 2024 and December 31, 2023, respectively.

	As of June 30, 2024
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2024	$20	$46	$15	$17	$12	$—	$7	$2	$7	$126
2023	50	67	10	75	16	28	2	20	2	270
2022	114	117	48	87	82	80	1	1	20	550
2021	76	35	99	88	84	58	10	36	1	487
2020	53	115	13	8	8	10	—	6	12	225
Prior	468	501	565	167	189	136	45	122	25	2,218
Total	$781	$881	$750	$442	$391	$312	$65	$187	$67	$3,876

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

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of June 30, 2024 and December 31, 2023, respectively.

	As of June 30, 2024
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$13	$98	$15	$—	$—	$—	$—	$126
2023	82	127	24	12	25	—	—	270
2022	72	232	204	26	10	6	—	550
2021	22	117	246	86	—	8	8	487
2020	49	37	59	80	—	—	—	225
Prior	496	652	511	350	49	124	36	2,218
Total	$734	$1,263	$1,059	$554	$84	$138	$44	$3,876

	As of December 31, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$82	$122	$24	$13	$24	$—	$—	$265
2022	72	233	224	25	10	6	—	570
2021	22	122	310	99	—	8	8	569
2020	49	37	60	105	—	—	—	251
2019	29	56	124	29	9	—	—	247
Prior	559	625	414	342	42	127	37	2,146
Total	$813	$1,195	$1,156	$613	$85	$141	$45	$4,048

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2024	December 31, 2023
Allowance for credit losses, beginning of the period	$22	$14
Credit losses on mortgage loans for which credit losses were not previously recorded	—	2
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	(2)	8
Provision for expected credit losses	20	24
Write-offs	—	(2)
Recoveries of amounts previously written-off	—	—
Allowance for credit losses, end of period	$20	$22

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	June 30, 2024	December 31, 2023

Current	$3,833	$4,037
30-59 days past due	24	—
60-89 days past due	—	—
Greater than 90 days past due	19	11
Total	$3,876	$4,048

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. As of June 30, 2024 and December 31, 2023 the Company had $43 and $11, respectively, commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the six months ended June 30, 2024 and the year ended December 31, 2023 was immaterial.

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturities	$303	$318	$607	$651
Equity securities	2	3	3	6
Mortgage loans on real estate	47	49	95	97
Policy loans	2	2	4	4
Short-term investments and cash equivalents	2	2	5	4
Limited partnerships and other	33	30	67	44
Gross investment income	389	404	781	806
Less: Investment expenses	16	17	32	35
Net investment income	$373	$387	$749	$771

As of June 30, 2024 and December 31, 2023, the Company had $9 and $7, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturities, available-for-sale, including securities pledged	$(9)	$(15)	$(25)	$(24)
Fixed maturities, at fair value option	(22)	(111)	(85)	(100)
Equity securities, at fair value	—	(2)	2	(6)
Derivatives	20	85	110	57
Embedded derivatives - fixed maturities	—	(1)	(1)	—
Other derivatives	—	—	1	—
Managed custody guarantees	(1)	—	—	3
Stabilizers	(1)	—	(1)	—
Mortgage loans	2	(8)	3	(8)
Other investments	—	(1)	—	—
Net gains (losses)	$(11)	$(53)	$4	$(78)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds on sales	$414	$1,252	$1,010	$2,132
Gross gains	7	17	14	29
Gross losses	5	18	26	39

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of June 30, 2024 and December 31, 2023.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2024			December 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Interest rate contracts	$200	$—	$1	$—	$—	$—
Cash flow hedges:
Interest rate contracts	10	—	—	10	—	—
Foreign exchange contracts	557	34	3	597	27	6
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	11,506	207	261	11,125	186	290
Foreign exchange contracts	47	—	—	66	—	2
Credit contracts	96	—	1	101	—	1
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(2)	N/A	—	1	N/A	1	—
MCGs(3)	N/A	—	8	N/A	—	8
Stabilizers(3)	N/A	—	2	N/A	—	1
Total		$241	$277		$214	$308
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized(1)	Counterparty Netting(2)	Cash Collateral Netting(2)	Securities Collateral Netting(2)	Net Receivables/ Payables
June 30, 2024
Derivative assets	$241	$(207)	$(27)	$(4)	$3
Derivative liabilities	266	(207)	(55)	(3)	1
December 31, 2023
Derivative assets	213	(184)	(17)	(8)	4
Derivative liabilities	299	(184)	(111)	(3)	1
(1) As of June 30, 2024 and December 31, 2023 gross amounts exclude asset and liability exchange traded contracts of $0 and $0, respectively.
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

As of June 30, 2024, the Company held $28 and pledged $56 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2023, the Company held $17 and delivered $112 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2024, the Company delivered $142 of securities and held $5 of securities as collateral. As of December 31, 2023, the Company delivered $153 of securities and held $10 securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	2024		2023
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended June 30,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$2	$—	$(5)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	3	—	2

Six Months Ended June 30,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$9	$—	$(15)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	5	—	4

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	2024		2023
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended June 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$373	$(11)	$387	$(53)
Fair value hedges:
Interest rate contracts:
Hedged items	—	1	—	—
Derivatives designated as hedging instruments	—	(1)	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	1	2	—

Six Months Ended June 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$749	$4	$771	$(78)
Fair value hedges:
Interest rate contracts:
Hedged items	—	1	—	—
Derivatives designated as hedging instruments	—	(1)	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	4	1	4	—

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$22	$84	$111	$57
Foreign exchange contracts	Net gains (losses)	(1)	—	—	—
Credit contracts	Net gains (losses)	—	1	—	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	—	(1)	(1)	—
MCGs	Net gains (losses)	(1)	—	—	3
Stabilizers	Net gains (losses)	(1)	—	(1)	—
Total		$19	$84	$109	$60

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$175	$58	$—	$233
U.S. Government agencies and authorities	—	29	—	29
State, municipalities and political subdivisions	—	443	—	443
U.S. corporate public securities	—	5,224	9	5,233
U.S. corporate private securities	—	2,415	1,144	3,559
Foreign corporate public securities and foreign governments(1)	—	1,854	12	1,866
Foreign corporate private securities (1)	—	1,794	363	2,157
Residential mortgage-backed securities	—	2,399	39	2,438
Commercial mortgage-backed securities	—	2,281	—	2,281
Other asset-backed securities	—	1,598	17	1,615
Total fixed maturities, including securities pledged	175	18,095	1,584	19,854
Equity securities	11	—	56	67
Derivatives:
Interest rate contracts	—	207	—	207
Foreign exchange contracts	—	34	—	34
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,070	—	—	1,070
Assets held in separate accounts	90,032	5,703	363	96,098
Total assets	$91,288	$24,039	$2,003	$117,330
Liabilities:
Stabilizer and MCGs	$—	$—	$10	$10
Derivatives:
Interest rate contracts	3	259	—	262
Foreign exchange contracts	—	3	—	3
Credit contracts	—	1	—	1
Total liabilities	$3	$263	$10	$276
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2024
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$14	$—	$—	$—	$—	$—	$(5)	$—	$—	$9	$—	$—
U.S. Corporate private securities	1,126	—	(4)	52	—	—	(30)	—	—	1,144	—	(4)
Foreign corporate public securities and foreign governments(1)	—	—	—	12	—	—	—	—	—	12	—	—
Foreign corporate private securities(1)	367	—	(6)	16	—	(8)	(6)	—	—	363	—	(6)
Residential mortgage-backed securities	43	(4)	—	—	—	—	—	—	—	39	(3)	—
Other asset-backed securities	39	—	—	—	—	(8)	(1)	—	(13)	17	—	—
Total fixed maturities, including securities pledged	1,589	(4)	(10)	80	—	(16)	(42)	—	(13)	1,584	(3)	(10)
Equity securities, at fair value	57	(1)	—	—	—	—	—	—	—	56	(1)	—
Stabilizers and MCGs(2)	(8)	(2)	—	—	—	—	—	—	—	(10)	—	—
Assets held in separate accounts(4)	360	1	—	19	—	(12)	—	—	(5)	363	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2024
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$13	$—	$1	$—	$—	$—	$(5)	$—	$—	$9	$—	$—
U.S. Corporate private securities	1,185	—	(17)	107	—	(9)	(96)	—	(26)	1,144	—	(21)
Foreign corporate public securities and foreign governments(1)	—	—	—	12	—	—	—	—	—	12	—	—
Foreign corporate private securities(1)	354	—	(9)	16	—	(8)	(34)	44	—	363	—	(10)
Residential mortgage-backed securities	48	(5)	—	—	—	—	—	—	(4)	39	(4)	—
Other asset-backed securities	37	—	—	—	—	(8)	(2)	—	(10)	17	—	—
Total fixed maturities, including securities pledged	1,637	(5)	(25)	135	—	(25)	(137)	44	(40)	1,584	(4)	(52)
Equity securities, at fair value	54	2	—	—	—	—	—	—	—	56	2	—
Stabilizer and MCGs(2)	(9)	—	—	—	(1)	—	—	—	—	(10)	—	—
Assets held in separate accounts(4)	348	1	—	35	—	(15)	—	5	(11)	363	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2023
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$14	$—	$(1)	$—	$—	$—	$—	$—	$—	$13	$—	$—
U.S. Corporate private securities	1,364	—	(23)	17	—	(3)	(50)	—	—	1,305	—	(23)
Foreign corporate private securities(1)	352	1	—	15	—	—	(65)	30	—	333	1	—
Residential mortgage-backed securities	48	(2)	—	3	—	—	—	—	—	49	(2)	—
Other asset-backed securities	33	—	—	2	—	—	(1)	—	(2)	32	—	—
Total fixed maturities, including securities pledged	1,811	(1)	(24)	37	—	(3)	(116)	30	(2)	1,732	(1)	(23)
Equity securities, at fair value	113	1	—	—	—	—	—	—	—	114	1	—
Stabilizer and MCGs(2)	(3)	—	—	—	—	—	—	—	—	(3)	—	—
Assets held in separate accounts(4)	349	(8)	—	7	—	(7)	—	3	—	344	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2024 and 2023, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$19,854	$19,854	$20,839	$20,839
Equity securities	67	67	65	65
Mortgage loans on real estate	3,876	3,642	4,048	3,829
Policy loans	161	161	161	161
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,070	1,070	1,061	1,061
Derivatives	241	241	213	213
Short-term loan to affiliate(2)	363	363	295	295
Other investments	92	92	88	88
Assets held in separate accounts	96,098	96,098	90,282	90,282
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$26,113	$27,956	$26,867	$28,954
Funding agreements with fixed maturities	697	701	671	672
Supplementary contracts, immediate annuities and other	222	178	231	192
Stabilizer and MCGs	10	10	9	9
Derivatives	266	266	299	299
Short-term debt(3)	49	49	31	31
Long-term debt(3)	1	1	1	1
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Short-term loan to affiliate	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts, immediate annuities and other	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA(1)
	Wealth Solutions Deferred and Individual Annuities
Balance as of January 1, 2023	$578	$348
Deferrals of commissions and expenses	56	3
Amortization expense	(45)	(30)
Balance as of December 31, 2023	$589	$321
Deferrals of commissions and expenses	28	1
Amortization expense	(23)	(13)
Balance as of June 30, 2024	$594	$309
(1) There was no loss recognition for VOBA during the periods presented.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2024	December 31, 2023
DAC:
Wealth Solutions Deferred and Individual Annuities	$594	$589
Other	10	10
VOBA	309	321
Total	$913	$920

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity
	June 30, 2024	December 31, 2023
Balance at January 1	$25,991	$27,951
Deposits	1,161	2,223
Fee income	(23)	(9)
Surrenders, withdrawals and benefits	(2,191)	(4,900)
Net transfers (from) to the general account(2)	38	(9)
Interest credited	355	735
Ending Balance	$25,331	$25,991

Weighted-average crediting rate	2.8%	2.7%
Net amount at risk (1)	$93	$116
Cash surrender value	$24,973	$25,631
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
(2) Net transfers (from) to the general account includes transfers of $(712) and $(524) for 2024 and 2023, respectively, related to VRIAC-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and contract owner accounts balances on the Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2024	December 31, 2023
Wealth Solutions Deferred group and individual annuity (Contract owner account balances)	$25,331	$25,991
Non-puttable funding agreements	697	671
Other (Future policy benefits and Contract owner account balances)(1)	3,648	3,915
Ending balance	$29,676	$30,577
(1) Primarily related to reinsured business

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of June 30, 2024
Up to 1.00%	$9	$4,271	$3,653	$1,986	$1,100	$823	$11,842
1.01% - 2.00%	119	71	41	4	—	1	236
2.01% - 3.00%	5,944	33	1	—	—	—	5,978
3.01% - 4.00%	7,500	—	—	—	—	—	7,500
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	359	—	—	—	2	—	361
Total discretionary rate setting products	$13,935	$4,375	$3,695	$1,990	$1,102	$824	$25,921

As of December 31, 2023
Up to 1.00%	$11	$4,663	$3,451	$2,204	$858	$797	$11,984
1.01% - 2.00%	141	73	44	6	—	1	265
2.01% - 3.00%	6,275	36	1	—	—	—	6,312
3.01% - 4.00%	7,708	—	—	—	—	—	7,708
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	398	—	—	—	3	—	401
Total discretionary rate setting products	$14,537	$4,772	$3,496	$2,210	$861	$798	$26,674
(1) Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after June 30, 2024 and December 31, 2023 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

7. Reinsurance

As of June 30, 2024, the Company has reinsurance treaties with three unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts.

Premiums receivable and reinsurance recoverable were comprised of the following as of the dates indicated:

	June 30	December 31,
	2024	2023
Premiums receivable	$1	$—
Reinsurance recoverable, net of allowance for credit losses	2,694	2,899
Total	$2,695	$2,899

Voya Retirement Insurance and Annuity Company and Subsidiaries
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Premiums:
Direct premiums	$(3)	$7	$(2)	$10
Reinsurance ceded	1	(1)	—	(1)
Net premiums	$(2)	$6	$(2)	$9

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$205	$223	$411	$443
Reinsurance assumed	1	1	2	2
Reinsurance ceded	(12)	(46)	(37)	(83)
Net interest credited and other benefits to contract owners / policyholders	$194	$178	$376	$362

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of June 30, 2024 and December 31, 2023, the Company had a deposit asset net of the allowance for credit losses of $0.9 billion and $1.0 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets.

8.    Separate Accounts

The following tables present a rollforward of Separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	June 30, 2024			December 31, 2023
	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total	Wealth Solutions Stabilizer	Wealth Solutions Deferred Annuity	Total
Balance at January 1	$7,175	$81,440	$88,615	$7,196	$68,373	$75,569
Deposits	468	4,992	5,460	940	10,036	10,976
Fee income	(16)	(228)	(244)	(34)	(414)	(448)
Surrenders, withdrawals and benefits	(699)	(5,868)	(6,567)	(1,342)	(9,545)	(10,887)
Net transfers (from) to separate accounts	—	(751)	(751)	—	(515)	(515)
Investment performance	49	7,679	7,728	415	13,505	13,920
Balance at end of period	$6,977	$87,264	$94,241	$7,175	$81,440	$88,615

Reconciliation to Condensed Consolidated Balance Sheets:

Other	1,857	1,667
Total Separate Accounts liabilities	$96,098	$90,282

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $87,243 and $81,420 as of June 30, 2024 and December 31, 2023, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	June 30	December 31
	2024	2023
US Treasury securities and obligations of US government corporations and agencies	$831	$1,015
Corporate and foreign debt securities	2,728	2,528
Mortgage-backed securities	3,073	3,231
Equity securities (including mutual funds)	88,955	83,065
Cash, cash equivalents and short-term investments	356	399
Receivable for securities and accruals	155	44
Total	$96,098	$90,282

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income ("AOCI") as of the dates indicated:

	June 30,
	2024	2023
Fixed maturities, net of impairment	$(2,064)	$(2,279)
Derivatives(1)	59	87
Change in current discount rate	(317)	(338)
Deferred income tax asset (liability)(2)	616	660
Total	(1,706)	(1,870)
Pension and other postretirement benefits liability, net of tax	2	1
AOCI	$(1,704)	$(1,869)
((1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2024, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $14.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2024
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(140)		$30	$(110)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	4		(1)	3
Change in unrealized gains (losses) on available-for-sale securities	(136)		29	(107)

Derivatives:
Derivatives	2	(1)	(1)	1
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	(2)		—	(2)

Change in current discount rate	8		(2)	6
Change in Accumulated other comprehensive income (loss)	$(130)		$27	$(103)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Six Months Ended June 30, 2024
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(253)		$53	$(200)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	17		(4)	13
Change in unrealized gains (losses) on available-for-sale securities	(236)		49	(187)

Derivatives:
Derivatives	9	(1)	(2)	7
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(8)		2	(6)
Change in unrealized gains (losses) on derivatives	1		—	1

Change in current discount rate	17		(4)	13
Change in Accumulated other comprehensive income (loss)	$(218)		$45	$(173)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Revenue from Contracts with Customers

Financial services revenue is disaggregated by type of service in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advisory and recordkeeping & administration	$143	$114	$276	$226
Distribution and shareholder servicing	19	18	39	36
Total financial services revenue	162	132	315	262
Revenue from other sources(1)	135	119	265	232
Total Fee income and Other revenue	$297	$251	$580	$494

(1) Primarily consists of revenue from insurance contracts and financial instruments.

Receivables of $85 and $94 are included in Other assets on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

11.    Income Taxes

The Company's effective tax rate for the three months ended June 30, 2024 was 13.0%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rate for the six months ended June 30, 2024 was 9.3%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD, the Security Life of Denver Company capital loss carryback as discussed below and tax credits.

On January 4, 2021, the Company completed a series of transactions pursuant to a Master Transaction Agreement with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired Voya Financial's wholly owned subsidiary, Security Life of Denver Company ("SLD"). SLD generated capital losses in the 2023 and 2022 tax years, which are included in a carryback claim for Voya Financial. The Company recorded a $13 and $23 tax benefit in 2024 and 2023, respectively, resulting in a decrease to the effective tax rate.

The Company's effective tax rates for the three and six months ended June 30, 2023 was 11.5% and 10.4%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the DRD and tax credits.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of June 30, 2024, the Company had year-to-date losses on securities of $235 in Other comprehensive income, which increased the related DTA. However, operating income remained positive for the period and was largely consistent with the 2023 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs and did not establish a valuation allowance. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K.

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

Under this agreement, the Company incurred immaterial interest expense for the three months ended June 30, 2024 and $1 for the six months ended June 30, 2024 and $1 interest expense for the three and six months ended June 30, 2023. The Company earned $7 and $14 of interest income for the three and six months ended June 30, 2024, respectively. The Company earned $8 and $12 of interest income for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, the Company had $363 outstanding receivables and VIPS had an outstanding payable of $49 under the reciprocal loan agreement. As of December 31, 2023, the Company had $295 outstanding receivables and VIPS had a $31 outstanding payable under the reciprocal loan agreement.

13.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of June 30, 2024, the Company had off-balance sheet commitments to acquire mortgage loans of $52 and purchase limited partnerships and private placement investments of $827.

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

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	June 30, 2024	December 31, 2023
Fixed maturity collateral pledged to FHLB(1)	$1,100	$1,205
FHLB restricted stock(2)	33	33
Other fixed maturities-state deposits	12	11
Cash and cash equivalents	2	2
Securities pledged(3)	873	798
Total restricted assets	$2,020	$2,049
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $724 and $645 as of June 30, 2024 and December 31, 2023, respectively. In addition, as of June 30, 2024 and December 31, 2023, the Company delivered securities as collateral of $142 and $153, respectively, and repurchase agreements of $7 and $0, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2024 and December 31, 2023, the Company had $697 and $671, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, assets with a market value of approximately $1,100 and $1,205, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

14.    Related Party Transactions

Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three and six months ended June 30, 2024, revenues with affiliated entities related to these agreements were $21 and $42, respectively. For the three and six months ended June 30, 2023, revenues with affiliated entities related to these agreements were $20 and $39, respectively.

For the three and six months ended June 30, 2024, expenses with affiliated entities related to the aforementioned operating agreements were $138 and $288, respectively. For the three and six months ended June 30, 2023, expenses with affiliated entities related to the aforementioned operating agreements were $145 and $305, respectively.

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

The following discussion and analysis presents a review of our results of operations for the three and six months ended June 30, 2024 and 2023 and financial condition as of June 30, 2024 and December 31, 2023. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K.

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

Results of Operations

($ in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Net investment income	$373	$387	$(14)	$749	$771	$(22)
Fee income	280	247	33	552	484	68
Premiums	(2)	6	(8)	(2)	9	(11)
Net gains (losses)	(11)	(53)	42	4	(78)	82
Other revenue	17	4	13	28	10	18
Total revenues	657	591	66	1,331	1,196	135
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	194	178	16	376	362	14
Operating expenses	281	279	2	585	582	3
Net amortization of Deferred policy acquisition costs and Value of business acquired	19	20	(1)	37	39	(2)
Interest expense	1	1	—	1	1	—
Total benefits and expenses	495	478	17	999	984	15
Income (loss) before income taxes	162	113	49	332	212	120
Income tax expense (benefit)	21	13	8	31	22	9
Net income (loss)	$141	$100	$41	$301	$190	$111

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

Revenues

Fee income increased $33 million from $247 million to $280 million primarily due to:

•higher average equity markets.

Premiums decreased $8 million from $6 million to $(2) million primarily due to:

•lower amortization of the deferred profit liability associated with Businesses exited primarily due to higher than expected terminations in the current period.

Net gains (losses) improved $42 million from a loss of $53 million to a loss of $11 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•a reduction in current expected credit loss (CECL) allowance due to a decrease in loss rate.

The increase was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.
Other revenue increased $13 million from $4 million to $17 million primarily due to:

•an increase in float earnings attributable to higher average equity markets.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $16 million from $178 million to $194 million primarily due to:

•an inception-to-date adjustment in the prior period to interest accretion on the deposit asset associated with Businesses exited due to higher than projected surrenders experience.

Income Tax Expense

Income tax expense increased $8 million from $13 million to $21 million primarily due to:

•an increase in income before income taxes.

The increase was partially offset by:

•an increase in the dividends received deduction.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

Revenues

Fee income increased by $68 million from $484 million to $552 million primarily due to:

• higher average equity markets.

Premiums decreased $11 million from $9 million to $(2) million primarily due to:

•lower amortization of the deferred profit liability associated with Businesses exited primarily due to higher than expected terminations in the current period.

Net gains (losses) improved by $82 million from a loss of $78 million to a gain of $4 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements;
•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•a reduction in CECL allowance due to a decrease in loss rate.

Other revenue increased $18 million from $10 million to $28 million primarily due to:

•an increase in float earnings attributable to higher average equity markets.

Income Tax Expense

Income tax expense increased $9 million from $22 million to $31 million primarily due to:

•an increase in income before income taxes.

The increase was partially offset by:

•the Security Life of Denver Company capital loss carryback. For more details, see the Income Taxes note to our
Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q; and
•an increase in the dividends received deduction.

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

The following discussion presents a review of our sources and uses of liquidity and capital and should be read in its entirety and in conjunction with the Off-Balance Sheet Arrangements discussion further below.

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

We hold approximately 46.6% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12.0% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2024, VRIAC had securities lending collateral assets of $545 million, which represents approximately 0.4% of its general account statutory admitted assets. As of December 31, 2023, VRIAC had securities lending collateral assets of $499 million, which represents approximately 0.4% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2024 and 2023, VRIAC did not receive any capital contribution from its Parent. During the six months ended June 30, 2024 and 2023, VRIAC paid ordinary dividends to its Parent of $473 million and $310 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

August 8, 2024			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

