Form 10-Q
period 2024-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2024-11-07
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of November 1, 2024, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2024

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
Condensed Consolidated Balance Sheets
September 30, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $19,687 and $20,496 as of 2024 and 2023, respectively; net of allowance for credit losses of $24 and $14 as of 2024 and 2023, respectively)	$18,431	$18,713
Fixed maturities, at fair value using the fair value option	1,305	1,328
Equity securities, at fair value	69	65
Short-term investments	1	86
Mortgage loans on real estate (net of allowance for credit losses of $20 and $22 as of 2024 and 2023, respectively)	3,722	4,026
Policy loans	163	161
Limited partnerships/corporations	1,144	1,046
Derivatives	161	213
Securities pledged (amortized cost of $1,102 and $855 as of 2024 and 2023, respectively)	1,027	798
Other investments	95	88
Total investments	26,118	26,524
Cash and cash equivalents	436	186
Short-term investments under securities loan agreements, including collateral delivered	1,007	789
Accrued investment income	289	283
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2024 and 2023)	2,690	2,899
Deferred policy acquisition costs and Value of business acquired	910	920
Deferred income taxes	512	633
Other assets (net of allowance for credit loss of $0 as of 2024 and 2023)	1,479	1,726
Assets held in separate accounts	100,422	90,282
Total assets	$133,863	$124,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
Liabilities:
Future policy benefits and contract owner account balances	$29,587	$30,577
Payables under securities loan and repurchase agreements, including collateral held	904	692
Due to affiliates	104	173
Derivatives	293	299
Other liabilities	661	679
Liabilities related to separate accounts	100,422	90,282
Total liabilities	$131,971	$122,702

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock ($50 par value per share, 100,000 shares authorized, 55,000 issued and outstanding as of 2024 and 2023)	3	3
Additional paid-in capital	2,754	2,770
Accumulated other comprehensive income (loss)	(1,125)	(1,531)
Retained earnings (deficit)	260	298
Total shareholder's equity	1,892	1,540
Total liabilities and shareholder's equity	$133,863	$124,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net investment income	$361	$384	$1,110	$1,155
Fee income	289	254	841	738
Premiums	6	15	4	24
Net gains (losses)	(26)	(64)	(22)	(142)
Other revenue	19	2	47	12
Total revenues	649	591	1,980	1,787
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	208	261	584	623
Operating expenses	290	269	875	851
Net amortization of Deferred policy acquisition costs and Value of business acquired	18	19	55	58
Interest expense	—	1	1	2
Total benefits and expenses	516	550	1,515	1,534
Income (loss) before income taxes	133	41	465	253
Income tax expense (benefit)	15	(29)	46	(7)
Net income (loss)	$118	$70	$419	$260

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$118	$70	$419	$260
Other comprehensive income (loss), before tax:
Change in current discount rate	4	4	21	15
Unrealized gains (losses) on securities	728	(686)	493	(446)
Other comprehensive income (loss), before tax	732	(682)	514	(431)
Income tax expense (benefit) related to items of other comprehensive income (loss)	153	(144)	108	(91)
Other comprehensive income (loss), after tax	579	(538)	406	(340)
Comprehensive income (loss)	$697	$(468)	$825	$(80)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of July 1, 2024	$3	$2,754	$(1,704)	$142	$1,195
Comprehensive income (loss):
Net income (loss)	—	—	—	118	118
Other comprehensive income (loss), after tax	—	—	579	—	579
Total comprehensive income (loss)					697
Balance as of September 30, 2024	$3	$2,754	$(1,125)	$260	$1,892

Balance as of July 1, 2023	$3	$2,770	$(1,869)	$101	$1,005
Comprehensive income (loss):
Net income (loss)	—	—	—	70	70
Other comprehensive income (loss), after tax	—	—	(538)	—	(538)
Total comprehensive income (loss)					(468)
Balance as of September 30, 2023	$3	$2,770	$(2,407)	$171	$537

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2024	$3	$2,770	$(1,531)	$298	$1,540
Comprehensive income (loss):
Net income (loss)	—	—	—	419	419
Other comprehensive income (loss), after tax	—	—	406	—	406
Total comprehensive income (loss)					825
Dividends paid and distributions of capital	—	(16)	—	(457)	(473)
Balance as of September 30, 2024	$3	$2,754	$(1,125)	$260	$1,892

Balance as of January 1, 2023	$3	$2,778	$(2,067)	$213	$927
Comprehensive income (loss):
Net income (loss)	—	—	—	260	260
Other comprehensive income (loss), after tax	—	—	(340)	—	(340)
Total comprehensive income (loss)					(80)
Dividends paid and distributions of capital	—	(8)	—	(302)	(310)
Balance as of September 30, 2023	$3	$2,770	$(2,407)	$171	$537

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net cash provided by operating activities	$995	$931
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,910	3,829
Equity securities	—	4
Mortgage loans on real estate	470	340
Limited partnerships/corporations	61	38
Acquisition of:
Fixed maturities	(2,355)	(2,690)
Mortgage loans on real estate	(196)	(267)
Limited partnerships/corporations	(131)	(84)
Short-term investments, net	85	62
Derivatives, net	33	42
Short-term loan to affiliate, net	140	(161)
Receipts on deposit asset contracts	165	196
Other, net	(10)	50
Net cash provided by (used in) investing activities	1,172	1,359
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,534	1,159
Maturities and withdrawals from investment contracts	(2,997)	(3,254)
Dividends paid and distributions of capital	(473)	(310)
Other, net	19	49
Net cash provided by (used in) financing activities	(1,917)	(2,356)
Net increase (decrease) in cash and cash equivalents	250	(66)
Cash and cash equivalents, beginning of period	186	220
Cash and cash equivalents, end of period	$436	$154

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Retirement Insurance and Annuity Company ("VRIAC") is a stock life insurance company domiciled in the State of Connecticut. VRIAC, together with its wholly owned subsidiaries (collectively, the "Company"), provide financial products and services in the United States. VRIAC is authorized to conduct its insurance business in all states and in the District of Columbia, Guam, Puerto Rico and the Virgin Islands.

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

The Company has one operating segment.

On September 11, 2024, VRIAC's ultimate parent, Voya Financial, announced a definitive agreement to acquire the full-service retirement plan business of OneAmerica Financial. This acquisition will be accomplished through the purchase of legal entities and an indemnity reinsurance agreement through which VRIAC will administer group annuity contracts on behalf of American United Life Insurance Company, an affiliate of OneAmerica Financial. The transaction, subject to customary closing conditions, is expected to close on January 1, 2025.

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

The accompanying Condensed Consolidated Financial Statements are unaudited and reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial
Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2024:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$298	$3	$24	$—	$—	$277
U.S. Government agencies and authorities	29	1	1	—	—	29
State, municipalities and political subdivisions	507	—	57	—	—	450
U.S. corporate public securities	5,922	94	659	—	—	5,357
U.S. corporate private securities	3,928	52	190	—	3	3,787
Foreign corporate public securities and foreign governments(1)	2,029	42	166	—	1	1,904
Foreign corporate private securities(1)	2,217	33	79	—	1	2,170
Residential mortgage-backed securities	2,811	30	93	1	—	2,749
Commercial mortgage-backed securities	2,612	2	300	—	17	2,297
Other asset-backed securities	1,741	24	20	—	2	1,743
Total fixed maturities, including securities pledged	22,094	281	1,589	1	24	20,763
Less: Securities pledged	1,102	—	75	—	—	1,027
Total fixed maturities	$20,992	$281	$1,514	$1	$24	$19,736
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2024, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$497	$484
After one year through five years	3,022	2,980
After five years through ten years	2,797	2,750
After ten years	8,614	7,760
Mortgage-backed securities	5,423	5,046
Other asset-backed securities	1,741	1,743
Fixed maturities, including securities pledged	$22,094	$20,763

As of September 30, 2024 and December 31, 2023, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total Shareholders' Equity.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements and Securities Pledged

As of September 30, 2024 and December 31, 2023, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements.

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

The following table presents Securities pledged as of the dates indicated:

	September 30, 2024	December 31, 2023
Securities pledged/obligations under repurchase agreements(1)	$26	$—
Securities loaned to lending agent(2)	864	645
Securities pledged as collateral(2)(3)	137	153
Total	$1,027	$798
(1) Comprised of other asset-backed securities and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.
(2) Included in Securities pledged on the Condensed Consolidated Balance Sheets.
(3) See Collateral within the Derivatives Financial Instruments Note to these Condensed Consolidated Financial Statements for more information.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	September 30, 2024	December 31, 2023
U.S. Treasuries	$10	$12
U.S. corporate public securities	508	438
Short-term Investments	145	31
Foreign corporate public securities and foreign governments	231	189
Total(1)	$894	$670
(1) As of September 30, 2024 and December 31, 2023, liabilities to return cash collateral were $727 and $499, respectively, and included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Nine Months Ended September 30, 2024
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2024	$—	$9	$3	$1	$1	$14
Credit losses on securities for which credit losses were not previously recorded	3	9	—	—	—	12
Reductions for securities sold during the period	—	—	(2)	—	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	—	(1)	—	—	1	—
Balance as of September 30, 2024	$3	$17	$1	$1	$2	$24

		Year Ended December 31, 2023
	U.S. Corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1, 2023	$—	$—	$6	$1	$—	$7
Credit losses on securities for which credit losses were not previously recorded	—	9	—	—	1	10
Reductions for securities sold during the period	—	—	(2)	—	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	—	—	(1)	—	—	(1)
Balance as of December 31, 2023	$—	$9	$3	$1	$1	$14

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of September 30, 2024
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$52	$1	$137	$23	$189	$24
U.S. Government, agencies and authorities	—	—	15	1	15	1
State, municipalities and political subdivisions	—	—	446	57	446	57
U.S. corporate public securities	88	6	3,871	653	3,959	659
U.S. corporate private securities	136	2	2,429	188	2,565	190
Foreign corporate public securities and foreign governments	31	1	1,104	165	1,135	166
Foreign corporate private securities	5	—	1,316	79	1,321	79
Residential mortgage-backed	16	—	754	93	770	93
Commercial mortgage-backed	18	—	2,138	300	2,156	300
Other asset-backed	4	—	227	20	231	20
Total	$350	$10	$12,437	$1,579	$12,787	$1,589

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

As of September 30, 2024, the average duration of our fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

As of September 30, 2024 and December 31, 2023, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments
The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired.

Intent impairments were $1 and $5 for the three and nine months ended September 30, 2024, respectively, and $15 and $21 for the three and nine months ended September 30, 2023, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and nine months ended September 30, 2024 and 2023, the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of September 30, 2024 and December 31, 2023, respectively.

	As of September 30, 2024
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2024	$102	$71	$11	$—	$—	$184
2023	90	151	28	—	—	269
2022	195	251	104	—	—	550
2021	187	162	106	—	—	455
2020	150	73	—	—	—	223
Prior	1,881	153	11	—	16	2,061
Total	$2,605	$861	$260	$—	$16	$3,742

	As of December 31, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$113	$152	$—	$—	$—	$265
2022	215	282	73	—	—	570
2021	191	181	197	—	—	569
2020	137	93	—	10	11	251
2019	173	54	20	—	—	247
Prior	1,878	246	3	—	19	2,146
Total	$2,707	$1,008	$293	$10	$30	$4,048

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of September 30, 2024 and December 31, 2023, respectively.

	As of September 30, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2024	$82	$68	$27	$7	$184
2023	90	41	129	9	269
2022	235	68	68	179	550
2021	204	10	69	172	455
2020	171	17	20	15	223
Prior	1,530	170	284	77	2,061
Total	$2,312	$374	$597	$459	$3,742
*No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total*
2023	$133	$83	$49	$—	$265
2022	173	54	172	171	570
2021	205	12	51	301	569
2020	175	20	16	40	251
2019	151	19	62	15	247
Prior	1,619	197	212	118	2,146
Total	$2,456	$385	$562	$645	$4,048
*No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of September 30, 2024 and December 31, 2023, respectively.

	As of September 30, 2024
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2024	$24	$60	$27	$39	$17	$—	$7	$2	$8	$184
2023	50	66	10	75	16	28	2	20	2	269
2022	114	118	47	88	82	80	1	—	20	550
2021	77	33	97	88	83	32	9	36	—	455
2020	52	114	13	8	8	10	—	6	12	223
Prior	456	494	546	132	169	113	44	87	20	2,061
Total	$773	$885	$740	$430	$375	$263	$63	$151	$62	$3,742

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

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of September 30, 2024 and December 31, 2023, respectively.

	As of September 30, 2024
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$18	$102	$54	$10	$—	$—	$—	$184
2023	81	128	24	12	24	—	—	269
2022	72	231	205	26	10	6	—	550
2021	21	112	220	87	—	7	8	455
2020	49	36	59	79	—	—	—	223
Prior	482	592	452	327	49	123	36	2,061
Total	$723	$1,201	$1,014	$541	$83	$136	$44	$3,742

	As of December 31, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$82	$122	$24	$13	$24	$—	$—	$265
2022	72	233	224	25	10	6	—	570
2021	22	122	310	99	—	8	8	569
2020	49	37	60	105	—	—	—	251
2019	29	56	124	29	9	—	—	247
Prior	559	625	414	342	42	127	37	2,146
Total	$813	$1,195	$1,156	$613	$85	$141	$45	$4,048

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2024	December 31, 2023
Allowance for credit losses, beginning of the period	$22	$14
Credit losses on mortgage loans for which credit losses were not previously recorded	—	2
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	1	8
Provision for expected credit losses	23	24
Write-offs	(3)	(2)
Allowance for credit losses, end of period	$20	$22

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	September 30, 2024	December 31, 2023

Current	$3,707	$4,037
30-59 days past due	—	—
60-89 days past due	11	—
Greater than 90 days past due	24	11
Total	$3,742	$4,048

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments, or when a loan has matured without being paid off or extended. As of September 30, 2024 and December 31, 2023, the Company had $35 and $11, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the nine months ended September 30, 2024 and the year ended December 31, 2023 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturities	$305	$319	$912	$970
Equity securities	2	2	5	8
Mortgage loans on real estate	45	50	140	147
Policy loans	2	2	6	6
Short-term investments and cash equivalents	3	3	8	7
Limited partnerships and other	22	25	89	69
Gross investment income	379	401	1,160	1,207
Less: Investment expenses	18	17	50	52
Net investment income	$361	$384	$1,110	$1,155

As of September 30, 2024 and December 31, 2023, the Company had $5 and $7, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturities, available-for-sale, including securities pledged	$18	$(12)	$(7)	$(36)
Fixed maturities, at fair value option	62	(90)	(23)	(190)
Equity securities, at fair value	2	(1)	4	(7)
Derivatives	(106)	66	4	123
Embedded derivatives - fixed maturities	2	(3)	1	(3)
Other derivatives	—	1	1	1
Managed custody guarantees	6	(15)	6	(12)
Stabilizers	(6)	(9)	(7)	(9)
Mortgage loans	(4)	(1)	(1)	(9)
Net gains (losses)	$(26)	$(64)	$(22)	$(142)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds on sales	$504	$584	$1,514	$2,716
Gross gains	18	9	32	38
Gross losses	2	5	28	44

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of September 30, 2024 and December 31, 2023.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2024			December 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges:
Interest rate contracts	$200	$—	$7	$—	$—	$—
Cash flow hedges:
Interest rate contracts	10	—	—	10	—	—
Foreign exchange contracts	527	17	10	597	27	6
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	11,250	144	273	11,125	186	290
Foreign exchange contracts	43	—	2	66	—	2
Credit contracts	96	—	1	101	—	1
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(2)	N/A	1	—	N/A	1	—
MCGs(3)	N/A	—	2	N/A	—	8
Stabilizers(3)	N/A	—	8	N/A	—	1
Total		$162	$303		$214	$308
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized(1)	Counterparty Netting(2)	Cash Collateral Netting(2)	Securities Collateral Netting(2)	Net Receivables/ Payables
September 30, 2024
Derivative assets	$160	$(148)	$(9)	$(2)	$1
Derivative liabilities	293	(148)	(138)	(5)	2
December 31, 2023
Derivative assets	213	(184)	(17)	(8)	4
Derivative liabilities	299	(184)	(111)	(3)	1
(1) As of September 30, 2024, gross amounts exclude asset and liability exchange traded contracts of $1 and $0, respectively. As of December 31, 2023, gross amounts exclude asset and liability exchange traded contracts of $0 and $0, respectively.
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

As of September 30, 2024, the Company held $11 and pledged $138 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2023, the Company held $17 and delivered $112 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2024, the Company delivered $137 of securities and held $3 of securities as collateral. As of December 31, 2023, the Company delivered $153 of securities and held $10 securities as collateral.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	2024		2023
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended September 30,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(23)	$—	$6
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	4	—	3

Nine Months Ended September 30,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(14)	$—	$(9)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	9	—	7
The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	2024		2023
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$361	$(26)	$384	$(64)
Fair value hedges:
Interest rate contracts:
Hedged items	—	7	—	—
Derivatives designated as hedging instruments	—	(7)	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	2	3	—

Nine Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,110	$(22)	$1,155	$(142)
Fair value hedges:
Interest rate contracts:
Hedged items	—	8	—	—
Derivatives designated as hedging instruments	—	(8)	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	6	3	7	—

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$(101)	$64	$10	$121
Foreign exchange contracts	Net gains (losses)	(2)	2	(2)	2
Credit contracts	Net gains (losses)	1	—	1	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	Net gains (losses)	2	(3)	1	(3)
MCGs	Net gains (losses)	6	(15)	6	(12)
Stabilizers	Net gains (losses)	(6)	(9)	(7)	(9)
Total		$(100)	$39	$9	$99

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$222	$55	$—	$277
U.S. Government agencies and authorities	—	29	—	29
State, municipalities and political subdivisions	—	450	—	450
U.S. corporate public securities	—	5,349	8	5,357
U.S. corporate private securities	—	2,669	1,118	3,787
Foreign corporate public securities and foreign governments(1)	—	1,896	8	1,904
Foreign corporate private securities (1)	—	1,791	379	2,170
Residential mortgage-backed securities	—	2,694	55	2,749
Commercial mortgage-backed securities	—	2,297	—	2,297
Other asset-backed securities	—	1,725	18	1,743
Total fixed maturities, including securities pledged	222	18,955	1,586	20,763
Equity securities	11	—	58	69
Derivatives:
Interest rate contracts	2	142	—	144
Foreign exchange contracts	—	17	—	17
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,443	1	—	1,444
Assets held in separate accounts	94,262	5,812	348	100,422
Total assets	$95,940	$24,927	$1,992	$122,859
Liabilities:
Stabilizer and MCGs	$—	$—	$10	$10
Derivatives:
Interest rate contracts	1	279	—	280
Foreign exchange contracts	—	12	—	12
Credit contracts	—	1	—	1
Total liabilities	$1	$292	$10	$303
(1) Primarily U.S. dollar denominated.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2024
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$9	$—	$(1)	$—	$—	$—	$—	$—	$—	$8	$—	$(1)
U.S. Corporate private securities	1,144	(2)	44	86	—	(1)	(64)	—	(89)	1,118	—	41
Foreign corporate public securities and foreign governments(1)	12	—	—	8	—	(12)	—	—	—	8	—	—
Foreign corporate private securities(1)	363	1	1	16	—	—	(2)	—	—	379	1	2
Residential mortgage-backed securities	39	4	—	12	—	—	—	—	—	55	4	—
Other asset-backed securities	17	—	—	3	—	—	(2)	—	—	18	—	—
Total fixed maturities, including securities pledged	1,584	3	44	125	—	(13)	(68)	—	(89)	1,586	5	42
Equity securities, at fair value	56	2	—	—	—	—	—	—	—	58	2	—
Stabilizers and MCGs(2)	(10)	—	—	—	—	—	—	—	—	(10)	—	—
Assets held in separate accounts(4)	363	11	—	12	—	(9)	—	—	(29)	348	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2024
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$13	$—	$—	$—	$—	$—	$(5)	$—	$—	$8	$—	$(1)
U.S. Corporate private securities	1,185	(1)	27	186	—	(10)	(162)	—	(107)	1,118	1	21
Foreign corporate public securities and foreign governments(1)	—	—	—	8	—	—	—	—	—	8	—	—
Foreign corporate private securities(1)	354	1	(8)	32	—	(8)	(36)	44	—	379	1	(8)
Residential mortgage-backed securities	48	—	—	11	—	—	—	—	(4)	55	—	—
Other asset-backed securities	37	—	—	3	—	—	(5)	—	(17)	18	—	—
Total fixed maturities, including securities pledged	1,637	—	19	240	—	(18)	(208)	44	(128)	1,586	2	12
Equity securities, at fair value	54	4	—	—	—	—	—	—	—	58	4	—
Stabilizer and MCGs(2)	(9)	—	—	—	(1)	—	—	—	—	(10)	—	—
Assets held in separate accounts(4)	348	12	—	47	—	(24)	—	5	(40)	348	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2023
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$13	$—	$—	$—	$—	$—	$—	$—	$—	$13	$—	$—
U.S. Corporate private securities	1,305	—	(36)	17	—	—	(36)	47	(172)	1,125	—	(37)
Foreign corporate private securities(1)	333	(1)	(7)	41	—	—	(17)	43	(16)	376	(1)	(7)
Residential mortgage-backed securities	49	(3)	—	3	—	—	—	5	—	54	(3)	—
Other asset-backed securities	32	—	—	10	—	—	(1)	—	(2)	39	—	—
Total fixed maturities, including securities pledged	1,732	(4)	(43)	71	—	—	(54)	95	(190)	1,607	(4)	(44)
Equity securities, at fair value	114	(1)	—	—	—	—	—	—	—	113	1	—
Stabilizer and MCGs(2)	(3)	(23)	—	—	(1)	—	—	—	—	(27)	—	—
Assets held in separate accounts(4)	344	(5)	—	1	—	(4)	—	6	(1)	341	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2023
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$13	$—	$—	$—	$—	$—	$—	$—	$—	$13	$—	$—
U.S. Corporate private securities	1,356	—	(34)	79	—	(3)	(113)	32	(192)	1,125	—	(36)
Foreign corporate public securities and foreign governments(1)	2	—	—	—	—	—	—	—	(2)	—	—	—
Foreign corporate private securities(1)	339	1	(1)	89	—	—	(145)	95	(2)	376	1	(2)
Residential mortgage-backed securities	20	(5)	—	37	—	—	—	2	—	54	(5)	—
Other asset-backed securities	52	—	(1)	10	—	—	(2)	—	(20)	39	—	—
Total fixed maturities, including securities pledged	1,782	(4)	(36)	215	—	(3)	(260)	129	(216)	1,607	(4)	(38)
Equity securities, at fair value	117	(7)	—	—	—	—	—	3	—	113	(7)	—
Stabilizers and MCGs(2)	(6)	(20)	—	—	(1)	—	—	—	—	(27)	—	—
Assets held in separate accounts(4)	347	(9)	—	8	—	(13)	—	9	(1)	341	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2024 and 2023, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$20,763	$20,763	$20,839	$20,839
Equity securities	69	69	65	65
Mortgage loans on real estate	3,742	3,627	4,048	3,829
Policy loans	163	163	161	161
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,444	1,444	1,061	1,061
Derivatives	161	161	213	213
Short-term loan to affiliate(2)	155	155	295	295
Other investments	95	95	88	88
Assets held in separate accounts	100,422	100,422	90,282	90,282
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	$25,962	$29,051	$26,867	$28,954
Funding agreements with fixed maturities	723	701	671	672
Supplementary contracts, immediate annuities and other	220	188	231	192
Stabilizer and MCGs	10	10	9	9
Derivatives	293	293	299	299
Short-term debt(3)	51	51	31	31
Long-term debt(3)	1	1	1	1
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Short-term loan to affiliate	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts, immediate annuities and other	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA(1)
	Wealth Solutions Deferred and Individual Annuities
Balance as of January 1, 2023	$578	$348
Deferrals of commissions and expenses	56	3
Amortization expense	(45)	(30)
Balance as of December 31, 2023	$589	$321
Deferrals of commissions and expenses	42	2
Amortization expense	(34)	(20)
Balance as of September 30, 2024	$597	$303
(1) There was no loss recognition for VOBA during the periods presented.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2024	December 31, 2023
DAC:
Wealth Solutions Deferred and Individual Annuities	$597	$589
Other	10	10
VOBA	303	321
Total	$910	$920

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Wealth Solutions Deferred Group and Individual Annuity
	September 30, 2024	December 31, 2023
Balance at January 1	$25,991	$27,951
Deposits	1,784	2,223
Fee income	(36)	(9)
Surrenders, withdrawals and benefits	(3,181)	(4,900)
Net transfers (from) to the general account(2)	103	(9)
Interest credited	532	735
Ending Balance	$25,193	$25,991

Weighted-average crediting rate	2.8%	2.7%
Net amount at risk(1)	$92	$116
Cash surrender value	$24,830	$25,631
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
(2) Net transfers (from) to the general account includes transfers of $(867) and $(524) for 2024 and 2023, respectively, related to VRIAC-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and contract owner accounts balances on the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2024	December 31, 2023
Wealth Solutions Deferred group and individual annuity (Contract owner account balances)	$25,193	$25,991
Non-puttable funding agreements	723	671
Other (Future policy benefits and Contract owner account balances)(1)	3,671	3,915
Ending balance	$29,587	$30,577
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of September 30, 2024
Up to 1.00%	$9	$4,161	$3,664	$1,716	$1,467	$867	$11,884
1.01% - 2.00%	113	68	40	4	—	—	225
2.01% - 3.00%	5,844	33	1	—	—	—	5,878
3.01% - 4.00%	7,399	—	—	—	—	—	7,399
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	352	—	—	—	2	—	354
Total discretionary rate setting products	$13,721	$4,262	$3,705	$1,720	$1,469	$867	$25,744

As of December 31, 2023
Up to 1.00%	$11	$4,663	$3,451	$2,204	$858	$797	$11,984
1.01% - 2.00%	141	73	44	6	—	1	265
2.01% - 3.00%	6,275	36	1	—	—	—	6,312
3.01% - 4.00%	7,708	—	—	—	—	—	7,708
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	398	—	—	—	3	—	401
Total discretionary rate setting products	$14,537	$4,772	$3,496	$2,210	$861	$798	$26,674
(1) Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after September 30, 2024 and December 31, 2023 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

7. Reinsurance

As of September 30, 2024, the Company has reinsurance treaties with three unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts.

Premiums receivable and reinsurance recoverable were comprised of the following as of the dates indicated:

	September 30	December 31,
	2024	2023
Premiums receivable	$(1)	$—
Reinsurance recoverable, net of allowance for credit losses	2,691	2,899
Total	$2,690	$2,899

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Premiums:
Direct premiums	$6	$16	$4	$26
Reinsurance ceded	—	(1)	—	(2)
Net premiums	$6	$15	$4	$24

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$247	$256	$658	$699
Reinsurance assumed	1	1	3	3
Reinsurance ceded	(40)	4	(77)	(79)
Net interest credited and other benefits to contract owners / policyholders	$208	$261	$584	$623

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of September 30, 2024 and December 31, 2023, the Company had a deposit asset net of the allowance for credit losses of $0.9 billion and $1.0 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets.

8.    Separate Accounts

The following tables present a rollforward of Separate account liabilities for the Wealth Solutions stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	September 30, 2024			December 31, 2023
Wealth Solutions	Stabilizer	Deferred Annuity	Total	Stabilizer	Deferred Annuity	Total
Balance at January 1	$7,175	$81,440	$88,615	$7,196	$68,373	$75,569
Deposits	702	7,498	8,200	940	10,036	10,976
Fee income	(25)	(348)	(373)	(34)	(414)	(448)
Surrenders, withdrawals and benefits	(1,019)	(8,909)	(9,928)	(1,342)	(9,545)	(10,887)
Net transfers (from) to separate accounts	—	(970)	(970)	—	(515)	(515)
Investment performance	384	12,697	13,081	415	13,505	13,920
Balance at end of period	$7,217	$91,408	$98,625	$7,175	$81,440	$88,615

Reconciliation to Condensed Consolidated Balance Sheets:

Other	1,797	1,667
Total Separate Accounts liabilities	$100,422	$90,282

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for Wealth Solutions deferred annuity products was $91,387 and $81,420 as of September 30, 2024 and December 31, 2023, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	September 30, 2024	September 30, 2023
US Treasury securities and obligations of US government corporations and agencies	$886	$1,015
Corporate and foreign debt securities	2,756	2,528
Mortgage-backed securities	3,191	3,231
Equity securities (including mutual funds)	93,147	83,065
Cash, cash equivalents and short-term investments	300	399
Receivable for securities and accruals	142	44
Total	$100,422	$90,282

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income ("AOCI") as of the dates indicated:

	September 30, 2024	September 30, 2023
Fixed maturities, net of impairment	$(1,308)	$(2,965)
Derivatives(1)	31	88
Change in current discount rate	(312)	(334)
Deferred income tax asset (liability)(2)	462	803
Total	(1,127)	(2,408)
Pension and other postretirement benefits liability, net of tax	2	1
AOCI	$(1,125)	$(2,407)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2024, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $12.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2024
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$775		$(164)	$611
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(20)		5	(15)
Change in unrealized gains (losses) on available-for-sale securities	755		(159)	596

Derivatives:
Derivatives	(23)	(1)	5	(18)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	(27)		6	(21)

Change in current discount rate	4		—	4
Change in Accumulated other comprehensive income (loss)	$732		$(153)	$579
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Nine Months Ended September 30, 2024
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$522		$(111)	$411
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(3)		1	(2)
Change in unrealized gains (losses) on available-for-sale securities	519		(110)	409

Derivatives:
Derivatives	(14)	(1)	3	(11)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12)		3	(9)
Change in unrealized gains (losses) on derivatives	(26)		6	(20)

Change in current discount rate	21		(4)	17
Change in Accumulated other comprehensive income (loss)	$514		$(108)	$406
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(697)		$147	$(550)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	10		(2)	8
Change in unrealized gains (losses) on available-for-sale securities	(687)		145	(542)

Derivatives:
Derivatives	6	(1)	(1)	5
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5)		1	(4)
Change in unrealized gains (losses) on derivatives	1		—	1

Change in current discount rate	4		(1)	3
Change in Accumulated other comprehensive income (loss)	$(682)		$144	$(538)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Nine Months Ended September 30, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(451)		$95	$(356)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	29		(6)	23
Change in unrealized gains (losses) on available-for-sale securities	(422)		89	(333)

Derivatives:
Derivatives	(9)	(1)	2	(7)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(15)		3	(12)
Change in unrealized gains (losses) on derivatives	(24)		5	(19)

Change in current discount rate	15		(3)	12
Change in Accumulated other comprehensive income (loss)	$(431)		$91	$(340)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Revenue from Contracts with Customers

Financial services revenue is disaggregated by type of service in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advisory and recordkeeping & administration	$148	$115	$424	$341
Distribution and shareholder servicing	20	19	59	55
Total financial services revenue	168	134	483	396
Revenue from other sources(1)	140	122	405	354
Total Fee income and Other revenue	$308	$256	$888	$750

(1) Primarily consists of revenue from insurance contracts and financial instruments.

Receivables of $98 and $94 are included in Other assets on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.

11.    Income Taxes

The Company's effective tax rate for the three months ended September 30, 2024 was 11.3%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rate for the nine months ended September 30, 2024 was 9.9%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the DRD, the Security Life of Denver Company capital loss carryback as discussed below and tax credits.

The Company's effective tax rates for the three and nine months ended September 30, 2023 were (70.7)% and (2.8)%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the DRD, the Security Life of Denver Company capital loss carryback and tax credits.

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

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of September 30, 2024, the Company had year-to-date gains on securities of $493 in Other comprehensive income reducing the related DTA. Additionally, income before income taxes remained positive for the period and was largely consistent with the 2023 year-end valuation allowance analysis. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs and did not establish a valuation allowance. For more information related to the valuation allowance, refer to the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K.

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

Tax Legislative Matters

In August 2022, the Inflation Reduction Act was signed into law creating the corporate alternative minimum tax ("CAMT"). In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. Based on the proposed regulations, the Company does not expect to be subject to the CAMT for 2024.

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

Under this agreement, the Company incurred $1 interest expense for the three months and nine months ended September 30, 2024, and $1 and $2 interest expense for the three and nine months ended September 30, 2023, respectively. The Company earned $5 and $18 of interest income for the three and nine months ended September 30, 2024, respectively, and $3 and $14 of interest income for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, the Company had $155 outstanding receivables and VIPS had an outstanding payable of $50 under the reciprocal loan agreement. As of December 31, 2023, the Company had $295 outstanding receivables and VIPS had a $31 outstanding payable under the reciprocal loan agreement.

13.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. As of September 30, 2024, the Company had off-balance sheet commitments to acquire mortgage loans of $101 and purchase limited partnerships and private placement investments of $796.

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

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	September 30, 2024	December 31, 2023
Fixed maturity collateral pledged to FHLB(1)	$1,292	$1,205
FHLB restricted stock(2)	34	33
Other fixed maturities-state deposits	12	11
Cash and cash equivalents	1	2
Securities pledged(3)	1,027	798
Total restricted assets	$2,366	$2,049
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $864 and $645 as of September 30, 2024 and December 31, 2023, respectively. In addition, as of September 30, 2024 and December 31, 2023, the Company delivered securities as collateral of $137 and $153, respectively, and repurchase agreements of $26 and $0, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2024 and December 31, 2023, the Company had $723 and $671, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, assets with a market value of approximately $1,292 and $1,205, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company.

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

14.    Related Party Transactions

Operating Agreements

The Company has operating agreements whereby the Company provides or receives services from affiliated entities. For the three and nine months ended September 30, 2024, revenues with affiliated entities related to these agreements were $21 and $63, respectively. For the three and nine months ended September 30, 2023, revenues with affiliated entities related to these agreements were $19 and $58, respectively.

For the three and nine months ended September 30, 2024, expenses with affiliated entities related to the aforementioned operating agreements were $143 and $431, respectively. For the three and nine months ended September 30, 2023, expenses with affiliated entities related to the aforementioned operating agreements were $143 and $448, respectively.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2024 and 2023 and financial condition as of September 30, 2024 and December 31, 2023. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K.

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

On September 11, 2024, VRIAC's ultimate parent, Voya Financial, announced a definitive agreement to acquire the full-service retirement plan business of OneAmerica Financial. This acquisition will be accomplished through the purchase of legal entities and an indemnity reinsurance agreement through which VRIAC will administer group annuity contracts on behalf of American United Life Insurance Company, an affiliate of OneAmerica Financial. The transaction, subject to customary closing conditions, is expected to close on January 1, 2025.

Results of Operations

($ in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Net investment income	$361	$384	$(23)	$1,110	$1,155	$(45)
Fee income	289	254	35	841	738	103
Premiums	6	15	(9)	4	24	(20)
Net gains (losses)	(26)	(64)	38	(22)	(142)	120
Other revenue	19	2	17	47	12	35
Total revenues	649	591	58	1,980	1,787	193
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	208	261	(53)	584	623	(39)
Operating expenses	290	269	21	875	851	24
Net amortization of Deferred policy acquisition costs and Value of business acquired	18	19	(1)	55	58	(3)
Interest expense	—	1	(1)	1	2	(1)
Total benefits and expenses	516	550	(34)	1,515	1,534	(19)
Income (loss) before income taxes	133	41	92	465	253	212
Income tax expense (benefit)	15	(29)	44	46	(7)	53
Net income (loss)	$118	$70	$48	$419	$260	$159

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

Revenues

Fee income increased $35 million from $254 million to $289 million primarily due to:

•an increase in fee-based assets primarily due to higher average equity markets.

Premiums decreased $9 million from $15 million to $6 million primarily due to:

•lower amortization of the deferred profit liability associated with businesses exited due to assumption updates in the current period.

Net gains (losses) improved $38 million from a loss of $64 million to a loss of $26 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•higher impairments incurred in the prior period.

The change was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.
Other revenue increased $17 million from $2 million to $19 million primarily due to:

•an increase in float earnings attributable to higher average equity markets.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders decreased by $53 million from $261 million to $208 million primarily due to:

•interest accretion on the deposit asset associated with Businesses exited due to assumption updates in the current period.

Income Tax Expense

Income tax expense/(benefit) changed $44 million from a benefit of $29 million to an expense of $15 million primarily due to:

•the Security Life of Denver Company capital loss carryback recorded in 2023. For more details, see the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q; and
•an increase in income before income taxes

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

Revenues

Fee income increased by $103 million from $738 million to $841 million primarily due to:

•an increase in fee-based assets primarily due to higher average equity markets.

Premiums decreased $20 million from $24 million to $4 million primarily due to:

•lower amortization of the deferred profit liability associated with businesses exited due to assumption updates in the current period.

Net gains (losses) improved by $120 million from a loss of $142 million to a loss of $22 million primarily due to:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements; and
•higher impairments incurred in the prior period.

The change was partially offset by:

•net unfavorable changes in derivative valuations due to interest rate movements.

Other revenue increased $35 million from $12 million to $47 million primarily due to:

•an increase in float earnings attributable to higher average equity markets.

Income Tax Expense

Income tax expense/(benefit) changed $53 million from a benefit of $7 million to an expense of $46 million primarily due to:

•an increase in income before income taxes; and
•the difference in the Security Life of Denver Company capital loss carrybacks. For more details, see the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

We hold approximately 47.8% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls and/or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2024, VRIAC had securities lending collateral assets of $727 million, which represents approximately 0.6% of its general account statutory admitted assets. As of December 31, 2023, VRIAC had securities lending collateral assets of $499 million, which represents approximately 0.4% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2024 and 2023, VRIAC did not receive any capital contribution from its Parent. During the nine months ended September 30, 2024 and 2023, VRIAC paid ordinary dividends to its Parent of $473 million and $310 million, respectively.

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

Our financial strength rating as of the date of this Quarterly Report on Form 10-Q are summarized in the following table.

Rating Agency
	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("Fitch")(1)	("Moody's")(2)	("S&P")(3)
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A+	A2	A+
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

On September 18, 2024, Fitch upgraded Voya Retirement Insurance and Annuity Company's Financial Strength to A+ from A. In conjunction with the upgrade, Fitch revised its outlook to Stable.

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

Income Taxes

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% corporate alternative minimum tax ("CAMT"). The CAMT is effective in taxable years beginning after December 31, 2022. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. Based on the proposed regulations, we do not expect to be subject to the CAMT for 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

November 7, 2024			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

