Form 10-K
period 2024-12-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2025-03-11
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: None

As of March 1, 2025, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.
NOTE: WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

1

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2024

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Narrative Analysis of the Results of Operations and Financial Condition" and "Business" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market risks, including general economic conditions, our ability to manage such risks and interest rates; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through lending programs; (iii) strategic and business risks, including our ability to maintain market share or otherwise manage our third party relationships; (iv) investment risks, including the ability to achieve desired returns and liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations and (vii) other factors described in Part I, Item 1A. Risk Factors.

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

Description of Business

We offer annuity contracts that include a variety of funding and payout options for employer-sponsored retirement plans as well as some individual plans qualified under Internal Revenue Code Sections 401, 403, 408, 457, and 501, as well as non-qualified deferred compensation plans and related services. Our products are offered primarily to small and mid-sized corporations, public and private school systems, higher education institutions, hospitals and healthcare facilities, religious and other not-for-profit organizations, state and local governments, and individuals. We also provide stable value investment options, including separate account guaranteed investment contracts (e.g., GICs), and synthetic GICs, to institutional clients. Our products are generally distributed through third-party brokers and advisors, third-party administrators, pension consultants including national aggregators, and representatives associated with Voya Financial's owned broker-dealer and investment advisor, Voya Financial Advisors, Inc. ("VFA").

We have one operating segment, which offers the products described below.

Products and Services

Our products include deferred and immediate (i.e., payout) annuity contracts. Our products also include programs offered to qualified and non-qualified deferred compensation plans that package administrative and record-keeping services, proprietary and non proprietary fixed and variable investment options, participant communications and education programs, and a broad suite of financial wellness and retirement income solutions including retirement and financial planning guidance and advisory products, tools and services. In addition, we offer wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with us. Stable value products are also provided to institutional plan sponsors where we may or may not be providing other employer sponsored products and services.

Annuity contracts offered by us contain variable and fixed investment options. Variable options generally provide for assumption by the customer of investment risks. Assets supporting variable annuity options are held in separate accounts that invest in mutual funds distributed by VRIAC and managed or distributed by its affiliates, or unaffiliated entities. Variable separate account investment income and net gains and losses are not reflected in the Consolidated Statements of Operations.

Fixed options are either "fully-guaranteed" or "experience-rated." Fully-guaranteed fixed options provide guarantees on investment returns. Experience-rated fixed options require the contract owner to assume certain investment risks, including net gains and losses on the sale of invested assets and other risks subject to, among other things, principal and interest guarantees.

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

In addition, where the customer selects a variable funding option, we may receive compensation from the fund's adviser, administrator, or other affiliated entity, for the performance of certain administrative, recordkeeping or other services. This compensation may include a share of the management fee, service fees, 12b-1 distribution fees or other revenues based on a percentage of average net assets held in the fund. For funds managed by an affiliate, additional compensation may be received in the form of intercompany payments from the fund's investment advisor or the investment advisor's parent in order to allocate revenue and profits across the organization.

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

Strategy, Method of Distribution and Principal Markets

Our products are offered primarily to small and mid-sized corporations, public and private school systems, higher education institutions, hospitals and healthcare facilities, religious and other not-for-profit organizations, state and local governments, and individuals. Our products are generally distributed through independent brokers and advisors, third-party administrators, pension consultants including national aggregators, and representatives associated with Voya Financial's owned broker-dealer and investment advisor, VFA.

We are not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2024. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on us.

Assets Under Management and Administration

A substantial portion of our fees, other charges and margins, are based on assets under management ("AUM"). AUM represents on-balance sheet assets supporting customer account values/liabilities and surplus as well as off-balance sheet institutional/mutual funds. Customer account values reflect the amount of policyholder equity that has accumulated within retirement and annuity products. AUM includes general account assets in which we bear the investment risk, separate account assets in which the contract owner bears the investment risk and off-balance sheet institutional/mutual funds. AUM-based revenues increase or decrease with a rise or fall in the amount of AUM, whether caused by changes in capital markets or by net flows. AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). Assets under administration ("AUA") represent accumulated assets on contracts pursuant to which we either provide administrative services or product guarantees for assets managed by third parties. Fees earned on AUA are generally based on the number of participants, asset levels or the level of services or product guarantees that are provided.

The AUM, AUA and deposits, were as follows as of the period indicated:

December 31,
($ in millions)	2024
Deposits:
Variable annuities	$9,962
Fixed annuities	2,472
Total annuities	12,434
Other products	891
Total deposits	$13,325

Assets under management:
Variable annuities	$90,590
Fixed annuities	26,404
Total annuities	116,994
Other products	11,667
Total assets under management	$128,661

Assets under administration	466,075
Total assets under management and administration	$594,736

Competition

Within the retirement business, competition from traditional insurance carriers, 403(b) and 457 plan providers, as well as banks, mutual fund companies, and other investment managers, offers consumers many choices. Principal competitive factors are reputation for investment performance, product features, service, cost, and the perceived financial strength of the investment manager. Competition may affect, among other matters, both business growth and the pricing of our products and services.

Reinsurance Arrangements

We utilize indemnity reinsurance agreements to reduce our exposure to losses from our annuity insurance business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge our primary liability as the direct insurer of the risks. Reinsurance treaties are structured as monthly or yearly renewable term, coinsurance, or modified coinsurance. All agreements that we currently have relate to specifically-identified blocks of business or contracts; therefore, the agreements do not cover new contracts written, if any.

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

Employees and Other Shared Services

VRIAC had 1,704 employees as of December 31, 2024, primarily focused on managing new business processing, product distribution, marketing, customer service and product management for us and certain of our affiliates, as well as providing product development, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

REGULATION

Our operations and businesses are subject to a significant number of Federal and state laws, regulations, and administrative determinations. Following is a description of certain legal and regulatory frameworks to which we are or may be subject.

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

NAIC Regulations. The NAIC insurance holding company model act and regulations, a version of which has been adopted by our domicile state, include a requirement that an insurance holding company system's ultimate controlling person submit annually to its lead state insurance regulator an "enterprise risk report" that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.

In addition, the NAIC's Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act, which has been adopted by the Connecticut Insurance Department, requires that insurers maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer's material risks in normal and stressed environments. In accordance with statutory requirements, Voya Financial, Inc. regularly prepares and submits ORSA summary reports on behalf of the consolidated enterprise to the Connecticut Insurance Department, the legal insurance regulator of Voya Financial, Inc.'s consolidated enterprise. The Connecticut Insurance Department has adopted the Corporate Governance Annual Filing Model Act, which requires insurers, including Voya Financial, Inc., to make an annual confidential filing regarding their corporate governance policies.

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

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, including the risk characteristics of the company's assets, liabilities and certain off-balance sheet items. State insurance regulators use RBC requirements to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2024, our Total Adjusted Capital exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

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

In 2024, the NAIC adopted the "Principles-Based Bond Definition Project," which is a principles-based framework to define and identify more accurately whether a debt security is classified as a bond for reporting. The guidance differentiates between traditional bonds and asset-backed securities and is effective January 1, 2025. We do not expect any material impact to our RBC as a result of implementation of the new requirement.

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

We do not anticipate regulatory action as a result of the 2024 IRIS ratio results.

Insurance Guaranty Associations. Each state has insurance guaranty association laws requiring insurance companies doing business in the state to participate in various types of guaranty associations or other arrangements. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these associations levy assessments, which can be meaningful, up to prescribed limits, on member insurers based on the member insurer’s proportionate share of the business in the relevant jurisdiction in the lines of business in which the impaired or insolvent insurer is engaged. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years. For additional information regarding liabilities related to future guarantee fund assessments, see the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

Department of Labor Rules Regarding Fiduciaries

In December 2020, the DOL adopted a revised interpretation to determine investment advice fiduciary status under Title I of ERISA and a new prohibited transaction exemption (PTE 2020-02) that, subject to certain requirements, allows investment advice fiduciaries to receive compensation that might otherwise have been considered an ERISA prohibited transaction. In November 2023, the DOL proposed additional changes to the definition of investment advice fiduciary under ERISA and to PTE 2020-02 and a number of other class prohibited transaction exemptions. Those amendments were to become effective in September 2024, but are currently subject to a court-imposed stay pending legal challenge. We do not believe that compliance with the proposed fiduciary interpretation or the proposed prohibited transaction exemptions, to the extent that they become effective, will have a material impact on us. We anticipate that other state and federal regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. If anticipated amendments to these rules render them more onerous than Regulation BI as further described in –Securities Regulation Affecting Insurance Operations and existing or proposed DOL rules, or result in a conflict with Regulation BI or existing or proposed DOL rules, the impact on us could be more substantial.

In April 2024, the DOL published changes to Prohibited Transaction Class Exemption 84-14 (the "QPAM Exemption"). As a result of these changes, we will be required to notify the DOL prior to relying on the QPAM Exemption, in addition to satisfying new minimum qualification and recordkeeping requirements.

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

Twenty-six states have adopted versions of the NAIC’s Insurance Data Security Model Law (the "Model Law"), and other states may adopt versions of the Model Law in the future. Such laws govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws and are designed to ensure that licensees of the Department of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. In February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that is not based on the Model Law, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program. The NYDFS requirements specifically provide for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses and business continuity and disaster recovery, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS. On November 1, 2023, the NYDFS adopted amendments to its cybersecurity regulations, increasing mandatory controls and adding further cybersecurity requirements for larger companies.

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

Certain of our products and services are subject to HIPAA, which establishes privacy and security standards that govern the use and disclosure of protected health information and requires the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity, availability, and privacy of such information. We may function as a "Covered Entity" or a "Business Associate," which requires compliance with HIPAA's Privacy, Security and Breach Notification Rules.

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

Data Regulation

There are emerging federal and state regulations and legislation that address the use of big data and artificial intelligence, including machine learning in the business of insurance. The NAIC issued a Model Bulletin regarding the Use of Artificial Intelligence Systems by Insurers, which is expected to be adopted by multiple states. Colorado, Utah and California have AI-specific regulations governing a company’s use of artificial intelligence, and comprehensive AI-specific legislation is pending in many state legislatures. The regulations and legislation generally focus on companies developing a risk management framework to protect the privacy of individuals and protect them against discrimination.

Anti-Money Laundering, Sanctions, and Anti-Corruption Laws

The Bank Secrecy Act, as amended by the Patriot Act contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial institutions, including, among others, insurance companies, trust banks and mutual funds. By January 1, 2026, under final rule amendments adopted in 2024, investment advisers that are registered with the SEC ("RIAs") and investment advisers that report to the SEC as exempt reporting advisers ("ERAs") will also be required to establish and implement anti-money-laundering and countering the financing of terrorism ("AML/CFT") programs pursuant to the Bank Secrecy Act and to report suspicious activity to FinCEN. These rule amendments aim to address and prevent money laundering, terrorist financing, and other illicit finance activity through the investment adviser industry. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. Internal practices, procedures and controls are required to meet the obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions.

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

In October 2023, California's governor signed into law climate disclosure and financial reporting legislation entitled the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act. These laws impose new reporting requirements on companies doing business in California that generate over $1.0 billion in gross annual revenue. The new laws require applicable companies to disclose Scope 1 and Scope 2 greenhouse gas (GHG) emissions beginning in 2026 and Scope 3 GHG emissions in 2027. The laws also require applicable companies to submit biennial climate-related financial risk reports to the California Air Resources Board beginning in 2026. We are monitoring further guidance regarding implementation of the new laws but do not believe that the laws will have a material impact on our business and operations. The SEC also finalized similar disclosure rules for publicly reporting companies. Both the California and SEC disclosure rules are the subject of ongoing litigation which may affect their implementation timelines or whether they are ultimately implemented at all.

Item 1A.    Risk Factors

We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, strategic, operational, legal, regulatory and reputational risks. The following is a summary of the material factors that could adversely affect our business, sales, revenues, AUM, reputation, results of operations, liquidity, profitability or financial condition.

•Global Market Risks
◦Conditions in the global capital markets, the economy and geopolitical events.
◦The level of interest rates and in particular a period of rapidly increasing interest rates or a recurrence of a low interest rate environment.
◦Unfavorable developments in interest rates, credit spreads and policyholder behavior related to our stable value products.
◦Potential inadequacy of our risk management policies and procedures, including hedging programs.
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
◦Our ability to achieve the desired results from recent acquisitions.
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

We are affected by both domestic and international macroeconomic developments. Volatility and disruptions in financial markets, including global capital markets, can have an adverse effect on our investment portfolio, and our liabilities are sensitive to changing market factors. Factors including geopolitics (including war and terrorism), political uncertainty and political instability, potential government shutdowns, the ability of governments to respond in the event of national emergencies, government fiscal and tax policy, interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, exchange rates, the volatility and strength of the capital markets, changes in reference rates and the lack of historical performance information for such rates, and deflation and inflation, all affect our financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of impacts, including diverging impacts, on the value of our assets and our liabilities.

Even in the absence of a market downturn, our retirement, investment and insurance products, and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions.

Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby impacting our ability to support or grow our business. We need liquidity to pay our operating expenses, interest on our debt and dividends to our parent, to maintain our securities lending activities, fund policyholder withdrawals and other benefits, to complete business acquisitions and to replace certain maturing liabilities. Without sufficient liquidity, we would be forced to curtail our operations and our business would suffer.

In addition, our insurance and annuity products and certain of our retirement and investment products are sensitive to inflation rate fluctuations. A sustained increase in the inflation rate in our principal markets may negatively affect our business. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations.

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

The sensitivity of our statutory reserves and surplus established for stable value products to changes in interest rates, credit spreads and policyholder behavior will vary depending on the magnitude of these changes, as well as on the market value of invested assets, participant account value, the market value of other assets generally, credit losses, the guaranteed credited rates available to customers and other product features. Realization or re-measurement of these risks may result in an increase in the reserves for stable value products, and could materially and adversely affect our financial position or results of operations. In particular, in a low interest rate environment, we are exposed to the risk that reserves must be added to fund withdrawals and transfers when guaranteed annual credited rates exceed the earned rate on invested assets. In a rising interest rate environment, we are exposed to the risk of a potential increase in contract holder withdrawals and the potential need to sell assets at a loss to fund those withdrawals.

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

We are currently subject to periodic review by independent credit rating agencies S&P, Moody’s, and Fitch, each of which currently maintain an investment grade rating with respect to us. Our ability to obtain secured or unsecured debt financing and the cost of such financing depend, in part, on our credit ratings. A credit rating downgrade could negatively impact our ability to obtain such financing and increase borrowing costs. In turn, maintaining our credit ratings depends on strong financial results and on other factors, including the outlook of the rating agencies on our sector and the market generally.

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

In addition, rating agencies may implement changes to their capital models that may favorably or unfavorably affect our ratings. We cannot assure you that these ratings will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn. Ratings are not a recommendation to buy, sell or hold any security or other financial product, and each agency’s rating should be evaluated independently of any other agency’s rating.

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

The amount of collateral we may be required to post under short-term financing agreements and derivative transactions may increase under certain circumstances. Pursuant to the terms of some transactions, we could be required to make payment to our counterparties related to any change in the market value of the specified collateral assets. Such requirements could have an adverse effect on our liquidity. Furthermore, with respect to any such payments or collateral, we may have unsecured risk to the counterparty as these amounts may not be required to be segregated from the counterparty's other funds, may not be held in a third-party custodial account and may not be required to be returned to us by the counterparty until the termination of the transaction.

Our participation in securities lending and repurchase programs subjects us to potential liquidity and other risks.

The repurchase of securities or our inability to enter into new repurchase agreements would reduce the amount of cash collateral available to us. Market conditions on or after the repurchase date may limit our ability to enter into new agreements at a time when we need access to additional cash collateral for investment or liquidity purposes.

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

Should the FHLB choose to change its definition of eligible collateral, change the lendable value against such collateral or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional collateral in the form of cash or other eligible collateral. Additionally, if we lose access to FHLB funding, we may be required to find other sources to replace it, which could increase our funding costs. This could occur if our creditworthiness falls below either of the FHLB's requirements or if legislative or other political actions cause changes to the FHLBs' mandate or to the eligibility of life insurance companies to be members of the FHLB system.

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

Some of our investments are relatively illiquid and in some cases are in asset classes that may experience significant market valuation fluctuations.

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans, limited partnership interests and other alternative investments. Reported values of our relatively illiquid types of investments do not necessarily reflect the current market prices of the assets. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The amount and timing of income from alternative investments tend to be uneven. The timing of distributions from such investments, can be difficult to predict and, in the case of investment funds, may depend on particular events relating to underlying investments, as well as the funds’ schedules for making distributions and their needs for cash. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Market volatility may reduce investment income for these types of investments.

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

Recent acquisitions, including managing the transition on the terms or timing currently contemplated, could have negative impacts on us.

As further described in Overview in Management’s Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7. of this Annual Report on Form 10-K we completed an acquisition in early 2025.

Although we believe this acquisition to have been successful to date, it is possible that we may not achieve certain of the benefits that we expect to obtain in connection with the acquisition, or that integrating this business, including its information technology, data management and operational systems, may take longer than expected or create additional vulnerabilities. For example, it is possible that expected revenues may not fully materialize or that the value of the acquisitions to us is less than we anticipated. See Overview in Management’s Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7, of this Annual Report on Form 10-K for further information. Should the acquisition ultimately prove to be less beneficial than we anticipated, or should the integration costs, transition services or other developments resulting from the acquisitions create unanticipated difficulties for our business, our results of operations and financial condition could be adversely affected, including impairment to the value of goodwill and intangible assets which has increased as a result of our most recent acquisition.

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

We distribute certain products under agreements with affiliated distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels. Our success in competing for sales through these distribution intermediaries depends on factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and financial strength ratings, and the marketing and services we provide to, and the strength of the relationships we maintain with, individual distributors. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, results of operations and financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of such distributors, which could reduce sales.

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

We cede life and health insurance policies and annuity contracts or certain risks related to life and health insurance policies and annuity contracts to other insurance companies using various forms of reinsurance including coinsurance, modified coinsurance, coinsurance with funds withheld, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to bear the entire unresolved liability for claims on the reinsured policies. In addition, a reinsurer insolvency or loss of accredited reinsurer status may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves. Cancellation by the reinsurer of certain of our reinsurance arrangements, without the ability to replace them with new arrangements, could have the effect of increasing our risk-based capital requirements and reducing our excess capital.

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

For additional information regarding our unsecured reinsurance recoverable balances, see Quantitative and Qualitative Disclosures about Market Risk – Market Risk Related to Credit Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

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

We are highly dependent on automated and information technology systems, including off-premises systems provided by various cloud services providers, to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. Despite the implementation of security and back-up measures, our information technology systems or those of third parties upon whom we rely, may remain vulnerable to disruptions, delays and outages, including due to events that are wholly or partially beyond our control, such as natural disasters, electrical/telecommunications outages, infrastructure changes, human or software error, upgrade disruptions and capacity constraints. In addition, such disruptions could be the result of physical or electronic intrusions, viruses or other attacks.

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

Certain state and federal laws require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information or that otherwise results in unauthorized disclosure or use of personal information, could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technological, legal and other expenses.

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

Any failure to protect the privacy and confidentiality of customer information could adversely affect our reputation and adversely affect our business, financial condition and results of operations.

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

We are exposed to various risks arising from natural disasters, including hurricanes, climate change, floods, earthquakes, tornadoes and pandemic disease, as well as man-made disasters and core infrastructure failures, including acts of terrorism, military actions, power grid and telephone/internet infrastructure failures, which may adversely affect AUM, results of operations and financial condition by causing, among other things:

•losses in our investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform, or adverse impacts to asset prices in affected sectors or geographies;
•disruption of our normal business operations, including the ability to interact with existing or potential clients, due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services, or mandatory shutdowns and stay-at-home orders;
•in some cases, sustained disruption of economic activity, such as what materialized in connection with the COVID-19 pandemic, which may have significant effects on our revenues, business performance, capital position, liquidity, and financial condition.

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

As we continue to focus on reducing the expense necessary to support our operations, we use outsourcing strategies for a significant portion of our information technology and business functions. If our third-party service providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience system failures, disruptions or other operational difficulties, an inability to meet obligations, including obligations to policyholders, customers, business partners and distribution partners, increased costs and a loss of business and such events may have a material adverse effect on our business and results of operations. See risk factor Interruption or other operational failures in telecommunication, cybersecurity, information technology and other operational systems, including as a result of human and process error or a failure to maintain the security, integrity, confidentiality or privacy of such systems, could harm our business.

We depend on licenses of third-party software to provide our services. The inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our applications incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to much of the third-party software we currently license, this may not always be the case, or it may be difficult, costly, or time-consuming to replace. In addition, integration of the software used in our applications with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our applications depend on the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our own applications, delay new application introductions, result in a failure of our applications and damage our reputation. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties, which could result in increased costs, business disruptions and other complications.

Our international operations may result in increased risks to our business.

Our international operations, including our operations in India, expose us to a variety of political, legal, operational and other risks, including: changes in laws, their application or interpretation; increased or conflicting regulatory restrictions; political instability; non-compliance with anti-corruption and anti-bribery laws; economic or trade sanctions; restrictive tax regulations; dividend limitations; price controls; currency exchange controls or other transfer or exchange restrictions; difficulty in enforcing contracts; nationalization or expropriation of assets; imposition of limits on foreign ownership of local companies; and public or political criticism of our business and operations.

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

Changes in tax law, as well as changes in interpretation and enforcement of existing tax laws could increase our future tax costs, reducing our profitability. For example, the Inflation Reduction Act of 2022 includes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. Finalizing regulations will take time, and the final regulations may differ materially from the proposed regulations. While we do not expect to be subject to the CAMT for 2024, we are continuing to review the proposed regulations, and our CAMT determination will need to be evaluated in light of future guidance. If the CAMT applies, Voya Financial will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards, which could adversely impact our business, financial condition results of operations and liquidity. Additionally, any tax liability may create variability in the amount of cash taxes that we pay, which may affect our ordinary dividend or share buyback capacity. Other changes in tax law, including in relation to the extension of expiring provisions of the 2017 Tax Cuts and Jobs Act, may also impact the taxation of our operations and increase our tax costs. The substance, timing and likelihood of any such changes are uncertain.

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

We are regulated by the insurance department of our state of domicile, Connecticut. State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. See –Regulation—Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K. Changes in these laws and regulations, or in the interpretations thereof, are often made for the protection of the policyholding consumer and not necessarily creditors or investors of the insurer and could materially and adversely affect our business, results of operations or financial condition.

For example, U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code. Additionally, state and federal securities and insurance laws impose requirements relating to insurance and annuity product design, offering, distribution and administration. Failure to manage or administer product features in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities, or insurance requirements could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, or harm to our reputation. Such penalties, costs or harm could adversely impact our operations or profitability.

Regulatory agencies have broad administrative power over many aspects of our business. Our state insurance regulator may require us to participate in a guaranty association, which raises funds to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. This can result in the imposition of extraordinary assessments on us. Other aspects of our business which are regulated may include ethical issues, privacy, recordkeeping and marketing and sales practices. Also, bank regulators and other supervisory authorities in the U.S. and elsewhere continue to scrutinize payment processing and other transactions under regulations governing such matters as money-laundering, prohibited transactions with countries subject to sanctions, and bribery or corruption.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. Compliance risks may arise where applicable regulations may be unclear, subject to multiple interpretations or under development. Regulations may conflict with one another, regulators may revise their previous guidance or courts may overturn previous rulings, all of which could affect our ability to meet applicable standards. New laws and regulations at the federal and state level, as well as in jurisdictions outside of the U.S., can limit our ability to offer new products or continue to offer existing products. In addition, policymaking at both the federal and state level and some areas of regulation affecting our business have become increasingly subject to politicization that could subject us to potentially conflicting requirements in serving our clients and to increased government, client or media scrutiny, as well as legal challenges.

Regulatory investigations and enforcement actions may reduce profitability.

Governmental scrutiny with respect to matters relating to compensation, compliance with regulatory and tax requirements, environmental laws and business practices in the financial services industry has increased significantly in the past several years and has resulted in more aggressive and intense regulatory supervision and enforcement. Press coverage, social media commentary, and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, can lead to increased inquiries or investigation by regulators, legislators or law enforcement officials or in lawsuits. Such developments could also have a negative impact on our reputation and on business retention and new sales, which could adversely affect our business and results of operations.

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

Past or future misconduct by our employees, agents, intermediaries, representatives of our broker-dealer and investment advisor affiliates or employees of our vendors could result in violations of law by us, regulatory sanctions or serious reputational or financial harm, and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor employees’ and associates' business decisions and to prevent us from taking excessive or inappropriate risks, employees and associates may take such risks regardless of such controls and procedures. Our Parent's compensation policies and practices are reviewed as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition. Future legislation or regulation or governmental views on compensation may result in us altering compensation practices in ways that could adversely affect our ability to attract and retain talented employees.

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

Cybersecurity Governance

As detailed above, Voya Financial’s CISO and the information security team regularly assess and manage cybersecurity risks. Voya Financial's information security leadership team has extensive information technology and information security experience, and the full team comprises over 100 employees with over 150 certifications from leading information security certification organizations. The CISO, who oversees the organization supporting the day-to-day operations of our information security program, brings over 30 years of professional IT experience in financial services. Before assuming his current role, the CISO served as Voya Financial's Chief Technology Officer, where he was responsible for our infrastructure, cloud, and business resiliency office. Additional management of cybersecurity risks is conducted by Voya Financial's Technology and Operational Risk Committee ("TORC"), which has been delegated authority by Voya Financial's Management Risk Committee to provide oversight of operational risk, including information and technology risk, as well as related legal, compliance and regulatory risks. Members of the TORC include senior management with relevant expertise in operations, technology, information security, legal, compliance, data privacy and operational risk management. The information security team participates in the TORC meetings to discuss cybersecurity risks and mitigation treatment. The TORC provides guidance and direction in assessing, addressing, mitigating and monitoring cybersecurity risks within Voya Financial.

Voya Financial’s Board committees include the Risk Committee, which provides support to the Voya Financial Board in its oversight of information technology, including cybersecurity risk. The Risk Committee is responsible for overseeing cybersecurity risk and collaborates with the Voya Financial Audit Committee on the disclosures thereof. The Risk Committee receives regular updates from the CISO on cybersecurity-related matters.

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

See the Capital Contributions, Dividends and Statutory Information Note in our Consolidated Financial Statements in Part II, Item 8. in this Annual report on Form 10-K for information on capital contributions, dividends and dividend restrictions.

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2024 and 2023, and financial condition as of December 31, 2024 and 2023. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K. For discussion and analysis of our results of operations for the years ended December 31, 2023 and 2022, refer to our 2023 Annual Report on Form 10-K filed with the SEC on March 7, 2024.

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the Note Concerning Forward-Looking Statements.

Overview

VRIAC is a stock life insurance company domiciled in the State of Connecticut. VRIAC and its wholly owned subsidiaries (collectively, the "Company") provide financial products and services in the United States. VRIAC is authorized to conduct its insurance business in all states and in the District of Columbia, Guam, Puerto Rico and the Virgin Islands.

Business Update

On September 11, 2024, VRIAC's ultimate parent, Voya Financial, announced a definitive agreement to acquire the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement through which VRIAC will administer group annuity contracts on behalf of American United Life Insurance Company, an affiliate of OneAmerica Financial. The transaction closed on January 2, 2025.

Results of Operations

	Year Ended December 31,
($ in millions)	2024	2023	Change
Revenues:
Net investment income	$1,482	$1,523	$(41)
Fee income	1,136	993	143
Premiums	9	29	(20)
Net gains (losses)	(44)	(134)	90
Other revenue	65	18	47
Total revenues	2,648	2,429	219
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	770	817	(47)
Operating expenses	1,160	1,133	27
Net amortization of Deferred policy acquisition costs and Value of business acquired	73	76	(3)
Interest expense	2	3	(1)
Total benefits and expenses	2,005	2,029	(24)
Income before income taxes	643	400	243
Income tax expense (benefit)	57	13	44
Net income	$586	$387	$199

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Revenues

Fee income increased by $143 million from $993 million to $1,136 million primarily due to:

•an increase in fee-based assets primarily due to higher average equity markets.

Premiums decreased by $20 million from $29 million to $9 million primarily due to:

•lower amortization of the deferred profit liability associated with businesses exited due to unfavorable annual assumption updates.

Net gains (losses) improved by $90 million from a loss of $134 million to a loss of $44 million primarily due to:

•net favorable changes in derivative valuations due to interest rate movements.

The change was partially offset by:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Other revenue increased by $47 million from $18 million to $65 million primarily due to:

•an increase in float earnings attributable to higher average equity markets.

Income Tax Expense

Income tax expense increased $44 million from $13 million to $57 million primarily due to:

•an increase in income before income taxes; and

•the difference in the Security Life of Denver Company capital loss benefit that was recorded in 2024 and 2023. For more details, see the Income Taxes Note to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The increase was partially offset by:

•an increase in the dividends received deduction; and
•tax credits.

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

The following presents a review of our sources and uses of liquidity and capital. This discussion should be read in its entirety and in conjunction with the Off-Balance Sheet Arrangements and Aggregate Contractual Obligations table included further below.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. For information regarding our reciprocal loan agreement with Voya Financial, see the Financing Agreements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K.

We hold approximately 48.7% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of December 31, 2024, VRIAC had securities lending collateral assets of $581 million, which represents approximately 0.5% of its general account statutory admitted assets. As of December 31, 2023, VRIAC had securities lending collateral assets of $499 million, which represents approximately 0.4% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

See the Capital Contributions, Dividends and Statutory Information Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K for information on capital contributions and dividends.

Collateral

See the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K for information on collateral for derivatives.

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

Rating agencies use an "outlook" statement for both industry sectors and individual companies. A stable outlook from rating agencies is an opinion generally indicating that the rating is not likely to change over the medium term.

Our financial strength and credit ratings as of the date of this Annual Report on Form 10-K are summarized in the following table.

Company	Fitch	Moody's	S&P
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A+	A2	A+

Rating Agency	Financial Strength Rating Scale
Fitch(1)	"AAA" to "C"
Moody's(2)	"Aaa" to "C"
S&P(3)	"AAA" to "R"
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

In December 2024, Moody’s confirmed its outlook for the U.S. life insurance sector as stable. Also, Fitch changed its outlook from improving to stable for the North American life insurance sector.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents our on- and off- balance sheet contractual obligations due in various periods as of December 31, 2024. The payments reflected in this table are based on our estimates and assumptions about these obligations, and consequently the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

	Payments Due by Period
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Purchase obligations(1)	$1,338	$1,298	$40	$—	$—
Reserves for insurance obligations(2)(3)	34,138	2,581	5,234	4,348	21,975
Retirement and other plans(4)	49	6	11	10	22
Short-term and long-term debt obligations(5)	46	45	1	—	—
Securities lending, repurchase agreements and collateral held(6)	1,221	1,136	—	—	85
Total	$36,792	$5,066	$5,286	$4,358	$22,082
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
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including assumptions related to the receipt of future premiums, mortality, morbidity, lapse, retirement, and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting assumptions. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $34.1 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $29.3 billion recorded on our Consolidated Balance Sheets as of December 31, 2024. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3) Contractual obligations related to certain closed blocks that were divested through reinsurance to third parties with reserves in the amount of $0.9 billion, have been excluded from the table. Although we are not relieved of our legal liability to the contract holder for these closed blocks, third-party collateral of $1.0 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(6) Securities lending agreements, repurchase agreements, and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative, and cleared derivative contracts as well as the obligations related to borrowings under repurchase agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, securities lending agreements and collateral held include off-balance sheet non-cash collateral of $321 million and $3 million, respectively.

Repurchase Agreements and Securities Pledged

We enter into reverse repurchase agreements and engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. Additionally, we engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time.

See the Business, Basis of Presentation and Significant Accounting Policies Note and the Investments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K for further information on our securities lending program.

FHLB

We are a member of the FHLB of Boston. We are required to pledge collateral to back funding agreements issued to the FHLB. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets and subject to the availability of eligible collateral. Collateral is pledged based on the outstanding balances of FHLB funding agreements. The limit for the program is up to an amount that corresponds to the lending value of assets that can be pledged to the FHLB of Boston, which is limited to 5% of the admitted assets of VRIAC on a statutory basis. The lending value of assets varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLBs. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed.

We had $721 million and $671 million in non-putable FHLB funding agreements as of December 31, 2024 and 2023, respectively, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, we had assets with a market value of approximately $1,238 million and $1,205 million, respectively, which collateralized the FHLB funding agreements. As of December 31, 2024, our available borrowing capacity as per our pledged assets was approximately $867 million.

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

Valuation of Investments and Derivatives

Our investment portfolio includes certain investments recorded at fair value and consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, short-term investments, other invested assets, and derivative financial instruments. We enter into interest rate, equity market, credit default, and currency contracts, including swaps, futures, forwards, caps, floors, and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our annuity products.

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

Derivatives

Derivatives are carried at fair value, which is determined by using the Company's derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, Overnight Index Swap ("OIS") rates, and Secured Overnight Financing Rates ("SOFR"). Valuations for our futures contracts are based on unadjusted quoted prices from an active exchange. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

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

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from Voya Financial for the current year, the deferred income tax liabilities and assets for items recognized differently in our Consolidated Financial Statements from amounts shown on our income tax returns, and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments are reevaluated on a quarterly basis and as regulatory and business factors change.

We had federal net operating losses of $788 million as of December 31, 2024, which we expect to fully utilize in future years from the four available sources of taxable income. Additionally, we had overall unrealized capital losses of $1.9 billion in Accumulated other comprehensive income as of December 31, 2024, which we expect to be utilized by our hold-to-maturity tax planning strategy. Future decreases to taxable income, increases to interest rates and/or the occurrence of other unexpected circumstances, such as changes in the economic environment, liquidity and investment strategy, could result in recording a related valuation allowance on our deferred tax assets in a future period.

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

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% corporate alternative minimum tax ("CAMT"). The CAMT is effective in taxable years beginning after December 31, 2022. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. Finalizing regulations will take time, and the final regulations may differ materially from the proposed regulations. While we do not expect to be subject to the CAMT for 2024, we are continuing to review the proposed regulations, and our CAMT determination will need to be evaluated in light of future guidance.

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
•Duration mismatch limits;
•Liquidity limits;

•Credit risk limits;
•Mortality/morbidity concentration limits;
•Catastrophe and mortality/morbidity exposure retention limits for our insurance risk; and
•Investment and derivative guidelines.

We manage our risk appetite based on several key risk metrics, including:
•At-risk metrics on sensitivities of earnings and regulatory capital;
•Stress scenario results: forecasted results under stress events covering the impact of changes in interest rates, equity markets, mortality/morbidity rates, credit default and spread levels, and combined impacts; and
•Economic capital: the amount of capital required to cover extreme scenarios.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are near-term, reasonably possible hypothetical change that illustrate the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2024.

	As of December 31, 2024
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$20,134	$(1,222)	$1,376
Mortgage loans on real estate	—	3,440	(108)	114
Derivatives:
Interest rate contracts	11,636	(65)	122	(140)
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	27,652	(1,288)	1,758
Funding agreements with fixed maturities	—	726	—	—
Supplementary contracts, immediate annuities and other	—	180	(4)	4
Stabilizer and MCGs	—	19	18	(1)
(1)    Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.
(2)     Increases in assets and liabilities are presented without parentheses, while (decreases) in assets and liabilities are presented with parentheses.
(3)    Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within Stabilizer and MCGs.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table presents the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2024. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in insurance contracts. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2024
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$66	$7	$(7)
Limited partnerships/corporations	—	1,227	74	(74)
(1) Increases in assets presented without parentheses, while (decreases) in assets presented with parentheses.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $20.2 billion and $21 billion as of December 31, 2024 and 2023, respectively. Our credit risk materializes primarily as impairment losses or credit related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Voya Retirement Insurance and Annuity Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
A subset of the Company’s $17.8 billion fixed-income securities portfolio exhibits higher estimation uncertainty when determining fair value. The fixed-income securities are classified as available-for sale and, accordingly, are carried at fair value in the consolidated statements of financial position. As discussed in Note 4 of the consolidated financial statements, for certain securities, the Company obtains fair values from independent broker quotes which exhibit higher estimation uncertainty. In addition, the Company uses a matrix-based pricing model that includes several assumptions (i.e., current corporate spreads and credit quality of the issuer) which creates higher estimation uncertainty.

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
March 11, 2025

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2024 and 2023
(In millions, except share and per share data)

	As of December 31,
	2024	2023

Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $19,743 and $20,496 as of 2024 and 2023, respectively; net of allowance for credit losses of $30 and $14 as of 2024 and 2023, respectively)	$17,848	$18,713
Fixed maturities, at fair value using the fair value option	1,197	1,328
Equity securities, at fair value	66	65
Short-term investments	20	86
Mortgage loans on real estate (net of allowance for credit losses of $19 and $ 22 as of 2024 and 2023, respectively)	3,613	4,026
Policy loans	163	161
Limited partnerships/corporations	1,227	1,046
Derivatives	239	213
Securities pledged (amortized cost of $1,223 and $855 as of 2024 and 2023, respectively)	1,089	798
Other investments	94	88
Total investments	25,556	26,524
Cash and cash equivalents	516	186
Short-term investments under securities loan agreements, including collateral delivered	839	789
Accrued investment income	276	283
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2024 and 2023)	2,560	2,899
Deferred policy acquisition costs and Value of business acquired	907	920
Deferred income taxes	662	633
Other assets (net of allowance for credit loss of $0 as of 2024 and 2023)	1,396	1,726
Assets held in separate accounts	98,579	90,282
Total assets	$131,291	$124,242
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2024 and 2023
(In millions, except share and per share data)

	As of December 31,
	2024	2023
Liabilities:
Future policy benefits and contract owner account balances	$29,268	$30,577
Payables under securities loan and repurchase agreements, including collateral held	897	692
Due to affiliates	100	173
Derivatives	268	299
Other liabilities	639	679
Liabilities related to separate accounts	98,579	90,282
Total liabilities	$129,751	$122,702

Commitments and Contingencies (Note 15)

Shareholder's equity:
Common stock ($50 par value per share, 100,000 shares authorized, 55,000 issued and outstanding as of 2024 and 2023)	3	3
Additional paid-in capital	2,754	2,770
Accumulated other comprehensive income (loss)	(1,644)	(1,531)
Retained earnings	427	298
Total shareholder's equity	1,540	1,540
Total liabilities and shareholder's equity	$131,291	$124,242
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Net investment income	$1,482	$1,523	$1,619
Fee income	1,136	993	979
Premiums	9	29	16
Net gains (losses)	(44)	(134)	(429)
Other revenue	65	18	41
Total revenues	2,648	2,429	2,226
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	770	817	730
Operating expenses	1,160	1,133	1,132
Net amortization of Deferred policy acquisition costs and Value of business acquired	73	76	81
Interest expense	2	3	1
Total benefits and expenses	2,005	2,029	1,944
Income before income taxes	643	400	282
Income tax expense (benefit)	57	13	(51)
Net income	$586	$387	$333
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$586	$387	$333
Other comprehensive income (loss), before tax:
Change in current discount rate	28	16	41
Unrealized gains (losses) on securities	(170)	661	(4,635)
Other comprehensive income (loss), before tax	(142)	677	(4,594)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(29)	141	(965)
Other comprehensive income (loss), after tax	(113)	536	(3,629)
Comprehensive income (loss)	$473	$923	$(3,296)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2022	$3	$3,191	$1,562	$324	$5,080
Comprehensive income (loss):
Net income	—	—	—	333	333
Other comprehensive income (loss), after tax	—	—	(3,629)	—	(3,629)
Total comprehensive income (loss)					(3,296)
Dividends paid and distributions of capital	—	(413)	—	(444)	(857)
Balance as of December 31, 2022	3	2,778	(2,067)	213	927
Comprehensive income (loss):
Net income	—	—	—	387	387
Other comprehensive income (loss), after tax	—	—	536	—	536
Total comprehensive income (loss)					923
Dividends paid and distributions of capital	—	(8)	—	(302)	(310)
Balance as of December 31, 2023	3	2,770	(1,531)	298	1,540
Comprehensive income (loss):
Net income	—	—	—	586	586
Other comprehensive income (loss), after tax	—	—	(113)	—	(113)
Total comprehensive income (loss)					473
Dividends paid and distributions of capital	—	(16)	—	(457)	(473)
Balance as of December 31, 2024	$3	$2,754	$(1,644)	$427	$1,540
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$586	$387	$333
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax (benefit) expense	—	(1)	(50)
Net (gains) losses	44	134	429
(Gains) losses on limited partnerships/corporations	12	29	34
Changes in operating assets and liabilities:
Deferred policy acquisition costs, value of business acquired and sales inducements, net	13	17	23
Premium receivable and reinsurance recoverable	313	205	200
Other receivables and asset accruals	(62)	4	9
Future policy benefits, claims reserves and interest credited	577	538	449
Due to/from affiliates	(73)	30	48
Other payables and accruals	(22)	(25)	(147)
Other, net	(10)	2	(13)
Net cash provided by operating activities	1,378	1,320	1,315
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	$4,586	$4,781	$5,351
Equity securities	—	64	5
Mortgage loans on real estate	627	451	597
Limited partnerships/corporations	82	102	82
Acquisition of:
Fixed maturities	(4,245)	(3,191)	(6,084)
Mortgage loans on real estate	(243)	(296)	(588)
Limited partnerships/corporations	(246)	(113)	(179)
Short-term investments, net	66	162	(248)
Derivatives, net	86	65	264
Short-term loan to affiliate, net	195	(295)	130
Collateral received (delivered), net	155	(78)	(21)
Receipts on deposit asset contracts	204	240	119
Other, net	—	42	28
Net cash provided by (used in) investing activities	1,267	1,934	(544)
Cash Flows from Financing Activities:
Deposits received for investment contracts	$1,992	$1,559	$4,388
Maturities and withdrawals from investment contracts	(3,847)	(4,536)	(4,530)
Dividends paid and distributions of capital	(473)	(310)	(857)
Other, net	13	(1)	12
Net cash (used in) financing activities	(2,315)	(3,288)	(987)
Net increase (decrease) in cash and cash equivalents	330	(34)	(216)
Cash and cash equivalents, beginning of period	186	220	436
Cash and cash equivalents, end of period	$516	$186	$220

Supplemental disclosure of cash flow information:
Income taxes paid (received), net	$57	$(6)	$46
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Retirement Insurance and Annuity Company ("VRIAC") is a stock life insurance company domiciled in the State of Connecticut. VRIAC, together with its wholly owned subsidiaries (collectively the "Company"), provide financial products and services in the United States. VRIAC is authorized to conduct its insurance business in all states and in the District of Columbia, Guam, Puerto Rico and the Virgin Islands.

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

The Company provides its principal products and services through one operating segment. The Director and President of VRIAC is the chief operating decision maker ("CODM"). The CODM assesses performance and makes resource allocation decisions based upon Net income (loss) presented in the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as Total assets. Significant expenses regularly provided to the CODM are consistent with those presented in the Consolidated Statements of Operations.

On September 11, 2024, VRIAC's ultimate parent, Voya Financial, announced a definitive agreement to acquire the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement through which VRIAC will administer group annuity contracts on behalf of American United Life Insurance Company, an affiliate of OneAmerica Financial. The transaction closed on January 2, 2025.

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

The Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, Voya Financial Partners, LLC ("VFP"), Voya Institutional Plan Services, LLC ("VIPS"), and Voya Retirement Advisors, LLC ("VRA"). Intercompany transactions and balances have been eliminated.

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

Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of debt type, capital market factors and market vacancy rates, and loan-specific risk characteristics such as debt service coverage ratios ("DSC"), loan-to-value ("LTV"), collateral size, seniority of the loan, segmentation and property types.

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

Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred policy acquisition costs ("DAC") represent policy acquisition costs that have been capitalized and are subject to amortization. Capitalized costs are incremental, direct costs of contract acquisition and certain other costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. Value of business acquired ("VOBA") represents the outstanding value of in-force business acquired and is subject to amortization. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. DAC/VOBA amortization is recorded in Net amortization of Deferred policy acquisition costs and Value of business acquired in the Consolidated Statements of Operations.

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

As of December 31, 2024 and 2023, contract cost assets were $103 and $99, respectively. For the years ended December 31, 2024, 2023 and 2022, amortization expenses of $21, $21 and $22, respectively, were recorded in Operating expenses. There was no impairment loss in relation to the contract costs capitalized.

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

Interest rates used in discounting the reserves are based on an upper-medium grade (low-credit-risk) fixed-income instrument yield derived from observable market data. A 30-year forward rate is used for periods beyond the last observable market point. Reserves are remeasured quarterly to reflect changes in the discount rate, with the resulting change recorded in AOCI. Locked-in interest rates used to determine interest accretion on reserves for new contracts sold are based on the upper-medium grade (low-credit-risk) fixed-income instrument yield applicable at the time the business was issued. Locked-in interest accretion rates for contracts in force as of January 1, 2021, the transition date for Targeted Improvements for Long-Duration Contracts, are based on the locked-in interest rates in effect for those contracts immediately prior to the transition date. Interest accretion is recorded in Interest credited and other benefits to contract owners/policyholders.

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

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the stabilizer ("Stabilizer") products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Future policy benefits and contract owner account balances. Changes in estimated fair value that are not related to attributed fees collected or payments made, are reported in Net gains (losses) in the Consolidated Statements of Operations.

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

The Company's policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash received is generally invested in short-term investments, which are included in Short-term investments under securities loan agreements, including collateral delivered, with the offsetting obligation to repay the loan included within Payables under securities loan and repurchase agreements, including collateral held, on the Consolidated Balance Sheets. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Consolidated Balance Sheets.

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

Revenue from Contracts with Customers
Revenue for various financial services is measured based on consideration specified in a contract with a customer and is recognized when the Company has satisfied a performance obligation, unless the transaction price includes variable consideration that is constrained; in such case, the Company recognizes revenue when the uncertainty associated with the constrained amount is subsequently resolved.

For advisory and recordkeeping and administration ("R&A") services, the Company recognizes revenue as services are provided, generally over time. The Company provides distribution services at a point in time and recognizes the related revenue as consideration is received. Revenue from shareholder servicing is recognized as services are provided over time. Contract terms are typically less than one year, and consideration is variable. Revenue for financial services is recorded in Fee income and Other revenue in the Consolidated Statements of Operations.

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

The provision for income taxes is based on income and expense reported in the financial statements after adjustments for permanent differences between the financial statements and consolidated federal income tax return. Permanent differences include the dividends received deduction. As a result of permanent differences, the effective tax rate reflected in the financial statements may be different than the actual rate in the income tax return. Current income tax receivable or payable is recognized within Other assets or Other liabilities, respectively, in the Consolidated Balance Sheets.

Temporary differences between the Company's financial statements and income tax return create deferred tax assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards. The Company's deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including the nature and character of the deferred tax assets and liabilities, the amount and character of book income or losses in recent years, projected future taxable income and future reversals of temporary differences, tax planning strategies the Company would employ to avoid a tax benefit from expiring unused, and the length of time carryforwards can be utilized.

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

For reinsurance of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid and benefits received related to the underlying contracts is included in the expected net cost of reinsurance, which is recorded in Premium receivable and reinsurance recoverable or Other liabilities, as appropriate, on the Consolidated Balance Sheets.

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

Reinsurance recoverable and deposit asset balances are reported net of the allowance for credit losses on the Company’s Consolidated Balance Sheets. Management estimates the credit loss allowance balance using a factor-based method of probability of default and loss given default which incorporates relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Included in the factor-based method are the consideration of capital market factors, counterparty financial information and ratings, and reinsurance agreement-specific risk characteristics such as collateral type, collateral size, and covenant strength.

The allowance for credit losses is a valuation account that is deducted from the reinsurance recoverable balance to present the net amount expected to be collected on the reinsurance recoverable. The change in the allowance for credit losses is recorded in Interest credited and other benefits to contract owners/policyholders in the Consolidated Statements of Operations.

Current reinsurance recoverable balances deemed probable of recovery and payable balances under reinsurance agreements are included in Premium receivable and reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Interest credited and other benefits to contract owners/policyholders are reported net of reinsurance ceded.

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

A defined benefit plan is a pension plan that defines an amount of pension benefit that an employee will receive upon retirement, usually dependent on one or more factors such as age, years of service, and compensation. The liability recognized in respect of non-qualified defined benefit pension plans is the present value of the projected pension benefit obligation ("PBO") at the balance sheet date, together with adjustments for unrecognized past service costs. This liability is included in Other liabilities on the Consolidated Balance Sheets. The PBO is defined as the actuarially calculated present value of vested and non-vested pension benefits accrued based on future salary levels. The Company recognizes the funded status of the PBO for pension plans on the Consolidated Balance Sheets.

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

The provisions of ASU 2023-07 were adopted retrospectively for the fiscal year December 31, 2024. The adoption did not have an impact on the Company's financial condition, results of operations, or cash flows. Required disclosure changes have been included in these Consolidated Financial Statements.

Future Adoption of Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires the following disclosures:
•Disclose the amounts of (a) employee compensation; (b) depreciation; and (c) intangible asset amortization included in each relevant expense caption.
•Include certain amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements.
•Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
•Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and should be applied either prospectively or retrospectively. The Company is in the process of determining the disclosures that may be required by the adoption of the provisions of ASU 2024-03.

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

The amendments are effective for annual periods beginning after December 15, 2024 and should be applied prospectively, with retrospective application permitted. Early adoption is also permitted. The Company is in the process of determining the disclosures that may be required by the adoption of the provisions of ASU 2023-09.

Climate Related Disclosures

In March 2024, the SEC adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize climate-related disclosures. The rule will require companies to disclose material Scope 1 and Scope 2 greenhouse gas emissions; climate-related risks, governance, and oversight; and the financial effects of severe weather events and other natural conditions. These disclosures will be phased in beginning with the Company's annual report for the year ending December 31, 2025. While the implementation of this rule is pending the outcome of legal challenges, the Company is assessing the disclosures that may be required by the adoption in the event that the stay is lifted.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2024:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$428	$—	$50	$—	$—	$378
U.S. Government agencies and authorities	29	—	2	—	—	27
State, municipalities and political subdivisions	491	—	82	—	—	409
U.S. corporate public securities	6,095	50	896	—	—	5,249
U.S. corporate private securities	4,035	31	264	—	3	3,799
Foreign corporate public securities and foreign governments(1)	2,087	17	235	—	1	1,868
Foreign corporate private securities(1)	2,160	15	138	—	8	2,029
Residential mortgage-backed securities	2,638	19	128	(4)	—	2,525
Commercial mortgage-backed securities	2,459	2	333	—	17	2,111
Other asset-backed securities	1,741	24	25	—	1	1,739
Total fixed maturities, including securities pledged	22,163	158	2,153	(4)	30	20,134
Less: Securities pledged	1,223	—	134	—	—	1,089
Total fixed maturities	$20,940	$158	$2,019	$(4)	$30	$19,045
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2024, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$506	$486
After one year through five years	3,108	3,002
After five years through ten years	2,810	2,667
After ten years	8,901	7,604
Mortgage-backed securities	5,097	4,636
Other asset-backed securities	1,741	1,739
Fixed maturities, including securities pledged	$22,163	$20,134

As of December 31, 2024 and 2023, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Repurchase Agreements and Securities Pledged

As of December 31, 2024 and 2023, the Company did not have any securities pledged in dollar rolls or reverse repurchase agreements.

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

The following table presents Securities pledged as of the dates indicated:

	December 31, 2024	December 31, 2023
Securities pledged/obligations under repurchase agreements(1)	$85	$—
Securities loaned to lending agent(2)	871	645
Securities pledged as collateral(2)(3)	133	153
Total	$1,089	$798
(1) Comprised of other asset-backed securities and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.
(2) Included in Securities pledged on the Consolidated Balance Sheets.
(3) See Collateral within the Derivative Financial Instruments Note to these Consolidated Financial Statements for more information.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	December 31, 2024	December 31, 2023
U.S. Treasuries	$7	$12
U.S. corporate public securities	461	438
Foreign corporate public securities and foreign governments	217	189
Short-term Investments	216	31
Total(1)	$901	$670
(1) As of December 31, 2024 and 2023, liabilities to return cash collateral were $581 and $499, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Year Ended December 31, 2024
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$9	$3	$1	$1	$14
Credit losses on securities for which credit losses were not previously recorded	3	8	—	7		18
Reductions for securities sold during the period	—	—	(2)	—	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	—	—	—	—	—	—
Balance as of December 31	$3	$17	$1	$8	$1	$30

	Year Ended December 31, 2023
	U.S. Corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$—	$6	$1	$—	$7
Credit losses on securities for which credit losses were not previously recorded	—	9	—	—	1	10
Reductions for securities sold during the period	—	—	(2)	—	—	(2)
Increase (decrease) on securities with allowance recorded in previous period	—	—	(1)	—	—	(1)
Balance as of December 31	$—	$9	$3	$1	$1	$14

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of December 31, 2024
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$229	$16	$127	$34	$356	$50
U.S. Government agencies and authorities	13	—	14	2	27	2
State, municipalities and political subdivisions	4	—	403	82	407	82
U.S. corporate public securities	615	28	3,626	868	4,241	896
U.S. corporate private securities	405	10	2,260	254	2,665	264
Foreign corporate public securities and foreign governments	355	14	1,051	221	1,406	235
Foreign corporate private securities	429	11	1,205	127	1,634	138
Residential mortgage-backed	253	6	704	122	957	128
Commercial mortgage-backed	18	—	1,888	333	1,906	333
Other asset-backed	29	1	197	24	226	25
Total	$2,350	$86	$11,475	$2,067	$13,825	$2,153

	As of December 31, 2023
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$60	$2	$105	$23	$165	$25
U.S. Government agencies and authorities	—	—	17	2	17	2
State, municipalities and political subdivisions	16	—	528	70	544	70
U.S. corporate public securities	215	13	4,233	746	4,448	759
U.S. corporate private securities	128	5	2,653	251	2,781	256
Foreign corporate public securities and foreign governments	70	1	1,385	215	1,455	216
Foreign corporate private securities	151	4	1,744	101	1,895	105
Residential mortgage-backed	74	2	803	122	877	124
Commercial mortgage-backed	52	3	2,252	412	2,304	415
Other asset-backed	97	3	744	40	841	43
Total	$863	$33	$14,464	$1,982	$15,327	$2,015

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2024, the average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

As of December 31, 2024 and 2023, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired. For the years ended December 31, 2024, 2023 and 2022, intent impairments were $10, $23 and $17, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the years ended December 31, 2024 and 2023, the Company had no material debt modifications that require such disclosure.

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
LTV and DSC ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property at origination. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.0 indicates that a property’s operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of December 31, 2024 and 2023, respectively.

	As of December 31, 2024
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2024	$111	$107	$11	$—	$—	$229
2023	76	151	29	—	—	256
2022	201	240	94	—	—	535
2021	189	148	93	—	—	430
2020	149	63	—	—	—	212
Prior	1,827	126	1	—	16	1,970
Total	$2,553	$835	$228	$—	$16	$3,632

	As of December 31, 2023
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2023	$113	$152	$—	$—	$—	$265
2022	215	282	73	—	—	570
2021	191	181	197	—	—	569
2020	137	93	—	10	11	251
2019	173	54	20	—	—	247
Prior	1,878	246	3	—	19	2,146
Total	$2,707	$1,008	$293	$10	$30	$4,048
The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of December 31, 2024 and 2023, respectively.

	As of December 31, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2024	$132	$71	$24	$2	$229
2023	93	118	36	9	256
2022	254	88	63	130	535
2021	203	10	88	129	430
2020	170	17	20	5	212
Prior	1,461	164	276	69	1,970
Total	$2,313	$468	$507	$344	$3,632
(1) No commercial mortgage loans were secured by land or construction loans

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2023
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2023	$133	$83	$49	$—	$265
2022	173	54	172	171	570
2021	205	12	51	301	569
2020	175	20	16	40	251
2019	151	19	62	15	247
Prior	1,619	197	212	118	2,146
Total	$2,456	$385	$562	$645	$4,048
(1) No commercial mortgage loans were secured by land or construction loans
The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of December 31, 2024 and 2023, respectively.

	As of December 31, 2024
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2024	$50	$60	$31	$51	$17	$3	$7	$2	$8	$229
2023	37	67	10	75	16	27	2	20	2	256
2022	114	108	46	87	78	80	1	1	20	535
2021	75	33	95	88	83	32	9	15	—	430
2020	52	104	13	8	8	10	—	5	12	212
Prior	446	472	515	130	156	112	38	81	20	1970
Total	$774	$844	$710	$439	$358	$264	$57	$124	$62	$3,632

	As of December 31, 2023
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2023	$51	$61	$9	$75	$16	$29	$2	$20	$2	$265
2022	114	118	46	89	100	81	1	1	20	570
2021	76	44	103	143	96	60	10	36	1	569
2020	53	130	14	8	8	20	—	6	12	251
2019	43	69	6	52	34	4	13	10	16	247
Prior	456	456	616	158	162	140	33	114	11	2,146
Total	$793	$878	$794	$525	$416	$334	$59	$187	$62	$4,048

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of December 31, 2024 and 2023, respectively.

	As of December 31, 2024
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$45	$119	$54	$11	$—	$—	$—	$229
2023	81	128	11	11	25	—	—	256
2022	72	230	192	26	9	6	—	535
2021	21	110	197	86	—	8	8	430
2020	48	36	49	79	—	—	—	212
Prior	436	580	426	324	48	121	35	1,970
Total	$703	$1,203	$929	$537	$82	$135	$43	$3,632

	As of December 31, 2023
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2023	$82	$122	$24	$13	$24	$—	$—	$265
2022	72	233	224	25	10	6	—	570
2021	22	122	310	99	—	8	8	569
2020	49	37	60	105	—	—	—	251
2019	29	56	124	29	9	—	—	247
Prior	559	625	414	342	42	127	37	2,146
Total	$813	$1,195	$1,156	$613	$85	$141	$45	$4,048

The following table summarizes activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2024	December 31, 2023
Allowance for credit losses, beginning of period	$22	$14
Credit losses on mortgage loans for which credit losses were not previously recorded	—	2
Increase (decrease) on mortgage loans with an allowance recorded in previous period	—	8
Provision for expected credit losses	22	24
Write-offs	(3)	(2)
Allowance for credit losses, end of period	$19	$22

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	December 31, 2024	December 31, 2023

Current	$3,608	$4,037
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	24	11
Total	$3,632	$4,048

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments, or when a loan has matured without being paid off or extended. As of December 31, 2024 and 2023 the Company had $24 and $11, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the years ended December 31, 2024 and 2023 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Fixed maturities	$1,225	$1,285	$1,411
Equity securities	6	10	10
Mortgage loans on real estate	183	196	181
Policy loans	8	8	8
Short-term investments and cash equivalents	10	10	4
Limited partnerships and other	118	82	77
Gross investment income	1,550	1,591	1,691
Less: Investment expenses	68	68	72
Net investment income	$1,482	$1,523	$1,619

For the years ended December 31, 2024 and 2023, the Company had $9 and $7 respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Fixed maturities, available-for-sale, including securities pledged	$(18)	$(27)	$(22)
Fixed maturities, at fair value option	(135)	(100)	(576)
Equity securities, at fair value	—	(4)	(26)
Derivatives	121	11	185
Embedded derivatives - fixed maturities	(4)	(1)	(5)
Other derivatives	2	—	1
Managed custody guarantees	4	(2)	(5)
Stabilizer	(14)	(1)	19
Mortgage loans	—	(10)	—
Net gains (losses)	$(44)	$(134)	$(429)

Proceeds from the sale of fixed maturities, available-for-sale, and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Proceeds on sales	$2,551	$3,356	$3,601
Gross gains	44	51	68
Gross losses	32	47	76

3.    Derivative Financial Instruments

The Company primarily enters into the following types of derivatives:

Interest rate swaps: The Company uses interest rate swaps primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets or liabilities. Interest rate swaps are also used to hedge the interest rate risk associated with the value of assets it owns or in an anticipation of acquiring them. Using interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest payments, calculated by reference to an agreed upon notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made to/from the counterparty at each due date. The Company utilizes these contracts in qualifying hedging relationships as well as non-qualifying hedging relationships.

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of December 31, 2024 and 2023.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2024			December 31, 2023
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Cash flow hedges:
Interest rate contracts	10	—	—	10	—	—
Foreign exchange contracts	504	37	2	597	27	6
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	11,626	201	266	11,125	186	290
Foreign exchange contracts	44	1	—	66	—	2
Credit contracts	72	—	—	101	—	1
Embedded derivatives and MCGs:
Within fixed maturity investments(4)	N/A	—	4	N/A	1	—
MCGs(5)	N/A	—	4	N/A	—	8
Stabilizer(5)	N/A	—	15	N/A	—	1
Total		$239	$291		$214	$308
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Consolidated Balance Sheets at fair value.
(2) Total carrying amount of the hedged assets and liabilities was $202 and $0 as of December 31, 2024 and 2023, respectively.
(3) Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $2 and $0 as of December 31, 2024 and 2023, respectively, all of which is related to hedging adjustments on discontinued hedging relationships.
(4) Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(5) Included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets.
N/A - Not applicable

See the Fair Value Measurements Note to these Consolidated Financial Statements for additional information on derivative asset and liability fair values.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized(1)	Counterparty Netting(2)	Cash Collateral Netting(2)	Securities Collateral Netting(2)	Net receivables/ payables
December 31, 2024
Derivative assets	$239	$(207)	$(28)	$(3)	$1
Derivative liabilities	268	(207)	(54)	(6)	1
December 31, 2023
Derivative assets	213	(184)	(17)	(8)	4
Derivative liabilities	299	(184)	(111)	(3)	1
(1) As of December 31, 2024 and 2023, gross amounts do not exclude asset and liability exchange traded contracts.
(2) Represents the netting of receivable with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan and repurchase agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets.

As of December 31, 2024, the Company held $31 and pledged $54 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2023, the Company held $17 and $112 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2024, the Company delivered $133 of securities and held $3 securities as collateral. As of December 31, 2023, the Company delivered $153 of securities and held $10 securities as collateral.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income are as follows for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from AOCI into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Amount of Gain (Loss) Recognized in Other Comprehensive Income(1)	$—	$14	$—	$(36)	$(2)	$58
Amount of Gain (Loss) Reclassified from AOCI	—	13	—	8	—	9
(1) See the Accumulated Other Comprehensive Income (Loss) Note to these Consolidated Financial Statements for additional information.

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting are as follows for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,482	$(44)	$1,523	$(134)	$1,619	$(429)
Fair value hedges:
Interest rate contracts:
Hedged items	—	2	—	—	—	—
Derivatives designated as hedging instruments	—	(2)	—	—	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income(1)	8	5	8	—	9	—
(1) See the Accumulated Other Comprehensive Income (Loss) Note to these Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations are as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Year Ended December 31,
		2024	2023	2022
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$117	$10	$184
Foreign exchange contracts	Net gains (losses)	—	(1)	4
Credit contracts	Net gains (losses)	1	2	(3)
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	(4)	(1)	(5)
MCGs	Net gains (losses)	4	(2)	(5)
Stabilizer	Net gains (losses)	(14)	(1)	19
Total		$104	$7	$194

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$307	$71	$—	$378
U.S. Government agencies and authorities	—	27	—	27
State, municipalities and political subdivisions	—	409	—	409
U.S. corporate public securities	—	5,202	47	5,249
U.S. corporate private securities	—	2,628	1,171	3,799
Foreign corporate public securities and foreign governments(1)	—	1,820	48	1,868
Foreign corporate private securities(1)	—	1,688	341	2,029
Residential mortgage-backed securities	—	2,471	54	2,525
Commercial mortgage-backed securities	—	2,111	—	2,111
Other asset-backed securities	—	1,725	14	1,739
Total fixed maturities, including securities pledged	307	18,152	1,675	20,134
Equity securities	10	—	56	66
Derivatives:
Interest rate contracts	—	201	—	201
Foreign exchange contracts	—	38	—	38
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,356	—	19	1,375
Assets held in separate accounts	92,849	5,390	340	98,579
Total assets	$94,522	$23,781	$2,090	$120,393
Liabilities:
Stabilizer and MCGs	$—	$—	$19	$19
Derivatives:
Interest rate contracts	10	256	—	266
Foreign exchange contracts	—	2	—	2
Total liabilities	$10	$258	$19	$287
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, S&P 500 Index prices, Overnight Index Swap ("OIS") rates, and Secured Overnight Financing Rate ("SOFR"). The Company uses SOFR discounting for valuations of interest rate derivatives; however, certain legacy positions may continue to be discounted on OIS. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2. See the Derivative Financial Instruments Note to these Consolidated Financial Statements for more information.

Stabilizer and MCGs: The Company records reserves for Stabilizer and MCG contracts containing guaranteed credited rates. The guarantee is treated as an embedded derivative or a stand-alone derivative (depending on the underlying product) and is required to be reported at fair value. The estimated fair value is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums. At inception of the contract, the Company projects a guaranteed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using relevant actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions. These derivatives are classified as Level 3 liabilities. See the Derivative Financial Instruments Note to these Consolidated Financial Statements for more information.

The discount rate used to determine the fair value of the Company's Stabilizer embedded derivative liabilities and MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). The nonperformance risk adjustment incorporates a blend of observable, similarly rated peer holding company credit spreads, adjusted to reflect the credit quality of the Company, as well as an adjustment to reflect the non-default spreads and the priority and recovery rates of policyholder claims.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2024
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$13	$—	$(1)	$40	$—	$—	$(5)	$—	$—	$47	$—	$(1)
U.S. Corporate private securities	1,185	(1)	—	311	—	(10)	(199)	—	(115)	1,171	1	(6)
Foreign corporate public securities and foreign governments(1)	—	—	—	48	—	—	—	—	—	48	—	—
Foreign corporate private securities(1)	354	(7)	(28)	26	—	(8)	(40)	44	—	341	—	(28)
Residential mortgage-backed securities	48	(4)	—	14	—	—	—	—	(4)	54	(4)	—
Other asset-backed securities	37	—	1	—	—	(8)	(6)	—	(10)	14	—	—
Total fixed maturities, including securities pledged	1,637	(12)	(28)	439	—	(26)	(250)	44	(129)	1,675	(3)	(35)
Equity securities, at fair value	54	2	—	—	—	—	—	—	—	56	2	—
Stabilizer and MCGs(2)	(9)	(8)	—	—	(2)	—	—	—	—	(19)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	—	—	(1)	20	—	—	—	—	—	19	—	(1)
Assets held in separate accounts(4)	348	6	—	47	—	(26)	—	5	(40)	340	—	—
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2024 and 2023, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$20,134	$20,134	$20,839	$20,839
Equity securities	66	66	65	65
Mortgage loans on real estate	3,632	3,440	4,048	3,829
Policy loans	163	163	161	161
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,375	1,375	1,061	1,061
Derivatives	239	239	213	213
Short-term loan to affiliate(1)	100	100	295	295
Other investments, including securities pledged	94	94	88	88
Assets held in separate accounts	98,579	98,579	90,282	90,282
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	25,769	27,652	26,867	28,954
Funding agreements with fixed maturities	721	726	671	672
Supplementary contracts, immediate annuities and other	214	180	231	192
Stabilizer and MCGs	19	19	9	9
Derivatives	268	268	299	299
Short-term debt(3)	44	44	31	31
Long-term debt(3)	1	1	1	1
(1) Included in Other Assets on the Consolidated Balance Sheets.
(2) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Stabilizer and MCGs section of the table above.
(3) Included in Other Liabilities on the Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Short-term loan to affiliate	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts, immediate annuities and other	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA
	Deferred and Individual Annuities
Balance as of January 1, 2022	$573	$375
Deferrals of commissions and expenses	54	4
Amortization expense	(49)	(31)
Balance as of December 31, 2022	$578	$348
Deferrals of commissions and expenses	56	3
Amortization expense	(45)	(30)
Balance as of December 31, 2023	$589	$321
Deferrals of commissions and expenses	57	3
Amortization expense	(46)	(26)
Balance as of December 31, 2024	$600	$298

The following table shows a reconciliation of DAC and VOBA balances to the Consolidated Balance Sheets for the periods indicated:

	December 31, 2024	December 31, 2023
DAC:
Deferred and Individual Annuities	$600	$589
Other	9	10
VOBA	298	321
Total	$907	$920

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

Year	Amount
2025	$22
2026	20
2027	19
2028	17
2029	16

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Deferred Group and Individual Annuity
	December 31, 2024	December 31, 2023
Balance at January 1	$25,991	$27,951
Deposits	2,435	2,223
Fee income	(50)	(9)
Surrenders, withdrawals and benefits	(4,368)	(4,900)
Net transfers (from) to the general account (2)	313	(9)
Interest credited	710	735
Ending Balance	$25,031	$25,991

Weighted-average crediting rate	2.8%	2.7%
Net amount at risk (1)	$86	$116
Cash surrender value	$24,669	$25,631
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
(2) Net transfers (from) to the general account includes transfers of $(1,150) and $(524) for 2024 and 2023, respectively related to VRIAC-managed institutional/mutual fund plan assets in trust that are not reflected on the Consolidated Balance Sheets.

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and Contract owner accounts balances on the Consolidated Balance Sheets for the periods indicated:

	December 31, 2024	December 31, 2023
Deferred group and individual annuity (Contract owner account balances)	$25,031	$25,991
Non-putable funding agreements	721	671
Other (Future policy benefits and Contract owner account balances)(1)	3,516	3,915
Ending balance	$29,268	$30,577
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of December 31, 2024
Up to 1.00%	$8	$4,010	$3,671	$1,688	$1,533	$925	$11,835
1.01% - 2.00%	110	56	44	4	—	1	215
2.01% - 3.00%	5,833	31	1	—	—	—	5,865
3.01% - 4.00%	7,291	—	—	—	—	—	7,291
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	341	—	—	—	2	—	343
Total discretionary rate setting products	$13,587	$4,097	$3,716	$1,692	$1,535	$926	$25,553

As of December 31, 2023
Up to 1.00%	$11	$4,663	$3,451	$2,204	$858	$797	$11,984
1.01% - 2.00%	141	73	44	6	—	1	265
2.01% - 3.00%	6,275	36	1	—	—	—	6,312
3.01% - 4.00%	7,708	—	—	—	—	—	7,708
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	398	—	—	—	3	—	401
Total discretionary rate setting products	$14,537	$4,772	$3,496	$2,210	$861	$798	$26,674
(1) Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after December 31, 2024 and 2023 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

7.    Reinsurance

As of December 31, 2024, the Company has reinsurance treaties with three unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts.

Premium receivable and reinsurance recoverable were comprised of the following as of the dates indicated:

	December 31, 2024		December 31, 2023
Premium receivable	$—	*	$—	*
Reinsurance recoverable, net of allowance for credit losses	2,560		2,899
Total	$2,560		$2,899
* Less than $1

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Statements of Operations is as follows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Premiums:
Direct premiums	$9	$31	$18
Reinsurance ceded	—	(2)	(2)
Net premiums	$9	$29	$16

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$857	$920	$886
Reinsurance assumed	5	4	4
Reinsurance ceded	(92)	(107)	(160)
Net interest credited and other benefits to contract owners / policyholders	$770	$817	$730

The Company has indemnity reinsurance agreements with Security Life of Denver Company ("SLD") and with a subsidiary of Lincoln National Corporation ("Lincoln"). Under these agreements, SLD and Lincoln contractually assumed certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. Reinsurance recoverable, net of the allowance for credit losses, related to the agreement with SLD was $1.6 billion and $1.9 billion as of December 31, 2024 and 2023, respectively, on the Consolidated Balance Sheets. Reinsurance recoverable, net of the allowance for credit losses, related to the reinsurance agreement with Lincoln was $0.9 billion and $1.0 billion as December 31, 2024 and 2023 on the Consolidated Balance Sheets.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of December 31, 2024 and 2023, the Company had a deposit asset net of the allowance for credit losses of $0.9 billion and $1.0 billion, respectively, which is reported in Other assets on the Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

8.    Separate Accounts

The following tables present a rollforward of Separate account liabilities for the stabilizer and deferred annuity business, including a reconciliation to the Consolidated Balance Sheets, for the periods indicated:

	December 31, 2024			December 31, 2023
	Stabilizer	Deferred Annuity	Total	Stabilizer	Deferred Annuity	Total
Balance at January 1	$7,175	$81,440	$88,615	$7,196	$68,373	$75,569
Deposits	891	9,955	10,846	940	10,036	10,976
Fee income	(33)	(474)	(507)	(34)	(414)	(448)
Surrenders, withdrawals and benefits	(1,376)	(12,415)	(13,791)	(1,342)	(9,545)	(10,887)
Net transfers (from) to the separate account	—	(1,463)	(1,463)	—	(515)	(515)
Investment performance	244	12,794	13,038	415	13,505	13,920
Balance at end of period	$6,901	$89,837	$96,738	$7,175	$81,440	$88,615

Reconciliation to Consolidated Balance Sheets:

Other variable products liabilities	1,841	1,667
Total Separate Accounts liabilities	$98,579	$90,282

Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for deferred annuity products was $89,817 and $81,420 as of December 31, 2024 and 2023, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	December 31, 2024	December 31, 2023
U.S. Treasury securities and obligations of U.S government corporations and agencies	$913	$1,015
Corporate debt and foreign securities:	2,493	2,528
Mortgage-backed securities	3,087	3,231
Equity securities (including mutual funds)	91,588	83,065
Cash, cash equivalents and short-term investments	437	399
Receivable for securities and accruals	61	44
Total	$98,579	$90,282

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

During the year ended December 31, 2024, VRIAC declared and paid an ordinary dividend to its Parent in the aggregate amount of $473. During the year ended December 31, 2023, VRIAC declared and paid an ordinary dividend to its Parent in the aggregate amount of $310.

On March 5, 2025, the Company declared an ordinary dividend to its Parent in the aggregate amount of $84.

During the years ended December 31, 2024 and 2023, VRIAC did not receive capital contributions from its Parent.

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

Statutory net income was $640, $577 and $549 for the years ended December 31, 2024, 2023 and 2022, respectively. Statutory capital and surplus was $2.0 billion for the years ended December 31, 2024 and 2023.

10.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated.

	December 31, 2024	December 31, 2023	December 31, 2022
Fixed maturities, net of impairment	$(1,995)	$(1,827)	$(2,544)
Derivatives(1)	56	57	111
Change in current discount rate	(306)	(335)	(349)
Deferred income tax asset (liability)(2)	600	571	712
Total	(1,645)	(1,534)	(2,070)
Pension and other postretirement benefits liability, net of tax	1	3	3
AOCI	$(1,644)	$(1,531)	$(2,067)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2024, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $10.
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	Year Ended December 31, 2024
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(170)		$35	$(135)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	1		—	1
Change in unrealized gains (losses) on available-for-sale securities	(169)		35	(134)

Derivatives:
Derivatives	14	(1)	(3)	11
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(15)		3	(12)
Change in unrealized gains (losses) on derivatives	(1)		—	(1)

Change in current discount rate	28		(6)	22
Change in AOCI	$(142)		$29	$(113)
(1) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information

	Year Ended December 31, 2023
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$694		$(146)	$548
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	21		(4)	17
Change in unrealized gains (losses) on available-for-sale securities	715		(150)	565

Derivatives:
Derivatives	(36)	(1)	8	(28)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(18)		4	(14)
Change in unrealized gains (losses) on derivatives	(54)		12	(42)

Change in current discount rate	16		(3)	13
Change in AOCI	$677		$(141)	$536
(1) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2022
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(4,731)		$994	$(3,737)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	62		(13)	49
Change in unrealized gains (losses) on available-for-sale securities	(4,669)		981	(3,688)

Derivatives:
Derivatives	54	(1)	(11)	43
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(20)		4	(16)
Change in unrealized gains (losses) on derivatives	34		(7)	27

Change in current discount rate	41		(9)	32
Change in AOCI	$(4,594)		$965	$(3,629)
.
(1) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information

11.    Revenue from Contracts with Customers

Financial services revenue is disaggregated by type of service in the following table:

	Year Ended December 31,
	2024	2023	2022
Advisory and R&A	$571	$460	$473
Distribution and shareholder servicing	79	73	75
Total financial services revenue	650	533	548
Revenue from other sources(1)	551	478	472
Total Fee income and Other revenue	$1,201	$1,011	$1,020

(1)Primarily consists of revenue from insurance contracts and financial instruments.

Net receivables of $109 and $94 are included in Other assets on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

12.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Current tax expense (benefit):
Federal	$57	$14	$—
Total current tax expense (benefit)	57	14	—
Deferred tax expense (benefit):
Federal	—	(1)	(51)
Total deferred tax expense (benefit)	—	(1)	(51)
Total income tax expense (benefit)	$57	$13	$(51)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Income (loss) before income taxes	$643	$400	$282
Tax rate	21.0%	21.0%	21.0%
Income tax expense (benefit) at federal statutory rate	135	84	59
Tax effect of:
Dividends received deduction	(47)	(36)	(42)
Security Life of Denver Company capital loss carryback (1)	(13)	(23)	—
Tax credits	(18)	(11)	(67)
Other	—	(1)	(1)
Income tax expense (benefit)	$57	$13	$(51)
Effective tax rate	8.9%	3.2%	(18.1)%
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

	December 31,
	2024	2023
Deferred tax assets
Net unrealized investment losses	$407	$372
Loss carryforwards	165	183
Current discount rate	64	70
Tax credits	80	65
Insurance reserves	48	61
Compensation and benefits	60	57
Investments	26	19
Other assets	9	—
Total gross assets	859	827
Less: Valuation allowance	—	—
Assets, net of valuation allowance	$859	$827

Deferred tax liabilities
Deferred policy acquisition costs	$(175)	$(178)
Other liabilities	(22)	(16)
Total gross liabilities	(197)	(194)
Net deferred income tax asset (liability)	$662	$633

The following table sets forth the federal and credit carryforwards for tax purposes as of the dates indicated:

	December 31,
	2024		2023
Federal net operating loss carryforward	$788	(1)	$873
Credit carryforward	80	(2)	65
(1) NOL not subject to expiration
(2) Expires between 2025 and 2034

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTA") will not be realized. As of December 31, 2024 and 2023, the Company had no valuation allowance. However, the application of intra-period tax allocation rules to benefits associated with capital deferred tax assets resulted in a valuation allowance as of December 31, 2024 and 2023 of $128 in continuing operations, offset by a corresponding benefit in Other comprehensive income.

The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of December 31, 2024 and 2023, the Company had net unrealized capital losses of $1.9 billion and $1.8 billion, respectively, in AOCI. The Company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgement regarding the realization of DTAs and did not establish a valuation allowance in 2024.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Tax Matters

On January 4, 2021, Voya Financial completed a series of transactions pursuant to a Master Transaction Agreement with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired Voya Financial's wholly owned subsidiary, Security Life of Denver Company ("SLD"). SLD generated capital losses in the 2023 and 2022 tax years, which are included in the tax return for Voya Financial. The Company recorded a $13 and $23 tax benefit in 2024 and 2023, respectively, resulting in a decrease to the effective tax rate.

Tax Sharing Agreement

As of December 31, 2024 and 2023, the Company had a payable to Voya Financial of $15 and $16, respectively, for federal income taxes under the intercompany tax sharing agreement, which is included in Other liabilities on the Consolidated Balance Sheets.

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

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2024 and 2023.

Interest and Penalties

The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits on the Consolidated Balance Sheets and the Consolidated Statements of Operations. The Company had no accrued interest as of December 31, 2024 and 2023.

Tax Regulatory Matters

For the tax years 2022 through 2024, Voya Financial participated in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2023 tax year, Voya Financial was in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for that tax year. For the 2024 tax year, Voya Financial is in the Compliance Maintenance Bridge Plus ("Bridge Plus") phase of CAP. In the Bridge Plus phase, the IRS will review the tax return and issue either a full or partial acceptance letter upon completion of review.

Voya Financial filed amended federal income tax returns for tax years 2012 through 2018 to claim a foreign tax credit instead of utilizing a foreign tax deduction. Voya Financial does not anticipate an adjustment to its claim as filed. The audit of the claim is ongoing.

Tax Legislative Matters

In August 2022, the Inflation Reduction Act was signed into law creating the corporate alternative minimum tax ("CAMT"). In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

the Company does not expect to be subject to the CAMT for 2024, the Company continues to review the proposed regulations, and its CAMT determination will need to be evaluated in light of future guidance.

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

Under this agreement, the Company incurred interest expense of $2, $3 and $1 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company earned interest income of $20, $18 and $5 for the years ended December 31, 2024, 2023 and 2022, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, in the Consolidated Statements of Operations.

As of December 31, 2024, the Company had $100 outstanding receivable and VIPS had a $44 outstanding payable. As of December 31, 2023, the Company had $295 outstanding receivable and VIPS had a $31 outstanding payable from/to Voya Financial under the reciprocal loan agreement.

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

The costs allocated to the Company for its employees' participation in the Retirement Plan were $12, $12 and $14 for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya 401(k) Savings Plan (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company's employees other than Company agents. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria ("Career Agents"). The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. Voya Services Company matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The costs allocated to the Company for the Savings Plan were $21, $21 and $19, for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs and Agents Non-Qualified Plan as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Change in benefit obligation:
Benefit obligation, January 1	$60	$61
Interest cost	3	3
Benefits paid	(5)	(5)
Actuarial (gains) losses on obligation(1)	(2)	1
Benefit obligation, December 31	$56	$60
(1) Includes actuarial (gain) loss of $(2) and $1 due to change in discount rate for the years ended December 31, 2024 and 2023, respectively. The discount rate increased 0.60% during 2024 driven by an increase in corporate AA yields. The discount rate decreased 0.19% during 2023 driven by decrease in corporate AA yields.

Amounts recognized on the Consolidated Balance Sheets in Other liabilities and in AOCI were as follows as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Accrued benefit cost (1)	$(56)	$(60)
Net amount recognized	$(56)	$(60)
(1)Accrued benefit cost is included in Other liabilities on the Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Assumptions

The discount rate used in the measurement of the December 31, 2024 and 2023 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2024	2023
Discount rate	5.88%	5.28%

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

The weighted-average discount rate used in calculating the net pension cost was as follows:

	2024	2023	2022
Discount rate	5.28%	5.47%	3.00%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan were as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Interest cost	$3	$3	$2
Net (gain) loss recognition	(2)	1	(13)
Net periodic (benefit) cost	$1	$4	$(11)

Expected Future Benefit Payments

The following table summarizes the expected benefit payments related to the SERPs and Agents Non-Qualified Plan for the years indicated:

2025	$6
2026	6
2027	5
2028	5
2029	5
2030-2034	22

In 2025, the Company is expected to contribute $6 to the SERPs and Agents Non-Qualified Plan.

Share Based Compensation Plans

Certain employees of the Company participate in the Omnibus Employee Incentive Plans ("the Omnibus Plans") sponsored by Voya Financial. The Omnibus Plans each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), performance share units ("PSUs"), and stock options.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company was allocated compensation expense from Voya Financial of $27, $34 and $35 for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company recognized tax benefits of $6, $7 and $8 for the years ended 2024, 2023 and 2022, respectively.

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

The benefit charges incurred by the Company related to these plans were immaterial for the years ended December 31, 2024, 2023 and 2022.

15.    Commitments and Contingencies

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

As of December 31, 2024 the Company had off-balance sheet commitments to acquire mortgage loans of $189 and purchase limited partnerships and private placement investments of $1,149.

Insurance Company Guaranty Fund Assessments

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be $2 and $0 as of December 31, 2024 and 2023, respectively. The Company has also recorded an asset, which is included in Other assets on the Consolidated Balance Sheets, of $18 and $8 as of December 31, 2024 and 2023, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

	December 31,
	2024	2023
Fixed maturity collateral pledged to FHLB(1)	$1,238	$1,205
FHLB restricted stock(2)	34	33
Other fixed maturities-state deposits	8	11
Cash and cash equivalents	2	2
Securities pledged(3)	1,089	798
Total restricted assets	$2,371	$2,049
(1) Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(2) Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $871 and $645 as of December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024 and 2023, the Company delivered securities as collateral of $133 and $153, respectively, and repurchase agreements of $85 and $0, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2024 and 2023, the Company had $721 and $671, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

Litigation, Regulatory Matters and Loss Contingencies

Litigation, regulatory and other loss contingencies arise in connection with the Company's activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters, arising from the conduct of its business, both in the ordinary course and otherwise. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

Litigation includes Ravarino, et al. v. Voya Financial, Inc., et al. (USDC District of Connecticut, No. 3:21-cv-01658)(filed December 14, 2021). In this putative class action, the plaintiffs allege that the named defendants, which include the Company, breached their fiduciary duties of prudence and loyalty in the administration of the Voya 401(k) Savings Plan. The plaintiffs claim that the named defendants did not exercise proper prudence in their management of allegedly poorly performing investment options, including proprietary funds, and passed excessive investment-management and other administrative fees for proprietary and non-proprietary funds onto plan participants. The plaintiffs also allege that the defendants engaged in self-dealing through the inclusion of the Voya Stable Value Option into the plan offerings and by setting the "crediting rate" for participants’ investment in the Stable Value Fund artificially low in relation to Voya’s general account investment returns in order to maximize the spread and Voya’s profits at the participants’ expense. The complaint seeks disgorgement of unjust profits as well as costs incurred. On June 13, 2023, the Court issued a ruling granting in part and denying in part Voya's motion to dismiss. The court largely dismissed the claims for breach of fiduciary duty. The remaining claims concern allegations of breaches of the ERISA prohibited transactions rule and a claim for failure to monitor the Voya Small Cap Growth fund. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

16.    Related Party Transactions

Operating Agreements

VRIAC has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•Investment Advisory agreement with Voya Investment Management LLC ("VIM"), an affiliate, in which VIM provides asset management, administrative and accounting services for VRIAC's general account. VRIAC incurs a fee, which is paid quarterly, based on the value of the assets under management. For the years ended December 31, 2024, 2023 and 2022, expenses were incurred in the amounts of $69, $64 and $68, respectively.
•Intercompany agreement with VIM, as amended pursuant to which VIM agreed, effective January 1, 2010, to pay the Company, on a monthly basis, a portion of the revenues VIM earns as investment adviser to certain U.S. registered investment companies that are investment options under certain of the Company's variable insurance products. For the years ended December 31, 2024, 2023 and 2022, revenue under the VIM intercompany agreement was $57, $52 and $56, respectively.
•Services agreements with Voya Services Company and other insurance and non-insurance company affiliates for administrative, management, financial and information technology services, are settled quarterly. For the years ended December 31, 2024, 2023 and 2022, expenses were incurred in the amounts of $430, $457 and $454, respectively.
•Variable annuity, fixed insurance and mutual fund products issued by VRIAC are sold by Voya Financial Advisors, an affiliate of VRIAC. For the years ended December 31, 2024, 2023 and 2022, commission expenses incurred by VRIAC were $79, $72 and $72, respectively. Payments on commission expenses are settled monthly.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods. Revenues and expenses recorded as a result of transactions and agreements with affiliates may not be the same as those incurred if the Company was not a wholly owned subsidiary of its Parent.

Investment Advisory and Other Fees

VFP acts as a distributor of insurance products issued by its affiliates, which may in turn invest in mutual fund products issued by certain of its affiliates. For the years ended December 31, 2024, 2023 and 2022, distribution revenues received by VFP related to affiliated mutual fund products were $27, $24, and $26, respectively.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments – Other than Investments in Affiliates
As of December 31, 2024
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheets
Fixed maturities
U.S. Treasuries	$428	$378	$378
U.S. Government agencies and authorities	29	27	27
State, municipalities and political subdivisions	491	409	409
U.S. corporate public securities	6,095	5,249	5,249
U.S. corporate private securities	4,035	3,799	3,799
Foreign corporate public securities and foreign governments(1)	2,087	1,868	1,868
Foreign corporate private securities(1)	2,160	2,029	2,029
Residential mortgage-backed securities	2,638	2,525	2,525
Commercial mortgage-backed securities	2,459	2,111	2,111
Other asset-backed securities	1,741	1,739	1,739
Total fixed maturities, including securities pledged	22,163	20,134	20,134
Equity securities	66	66	66
Mortgage loans on real estate	3,632	3,440	3,613
Policy loans	163	163	163
Short-term investments	20	20	20
Limited partnerships/corporations	1,227	1,227	1,227
Derivatives	(4)	239	239
Other investments	94	94	94
Total investments	$27,361	$25,383	$25,556
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	Gross		Ceded		Assumed	Net		Percentage of Assumed to Net
Year Ended December 31, 2024
Life insurance in force	$5,478		$5,618		$140	$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—	—	*	—%
Annuity contracts	9		—	*	—	9		—%
Total premiums	$9		$—	*	$—	$9		—%

Year Ended December 31, 2023
Life insurance in force	$5,903		$6,055		$152	$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—	—	*	—%
Annuity contracts	31		2		—	29		—%
Total premiums	$31		$2		$—	$29		—%

Year Ended December 31, 2022
Life insurance in force	$6,371		$6,536		$165	$—		NM**
Premiums:
Accident and health insurance	—	*	—	*	—	—	*	—%
Annuity contracts	18		2		—	16		—%
Total premiums	$18		$2		$—	$16		—%
* Less than $1
** Not meaningful

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the President and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making its assessment, management has used the criteria set forth in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.    Certain Relationships, Related Transactions and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.    Principal Accounting Fees and Services

In 2024 and 2023, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc., including Voya Retirement Insurance and Annuity Company ("VRIAC"). Voya Financial, Inc.'s subsidiaries, including VRIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
($ in millions)	2024		2023
Audit fees	$4		$4
Audit-related fees	1		1
Tax fees	—	*	—	*
	$5		$5
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

In 2024 and 2023, 100% of each of the audit, audit-related services and tax services provided to the Company were pre-approved by the audit committee of Voya Financial, Inc.

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

All other provisions for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.Exhibits

Voya Retirement Insurance and Annuity Company ("VRIAC")
Form 10-K for Fiscal Year Ended December 31, 2024

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

Exhibit Index
Exhibit Number	Description of Exhibit
10.30
Investment Support Services Agreement is entered into as of entered into as of August 14, 2021, between Voya Investment Co. LLC. And VRIAC. (“Managed Custody Account Contracts”), incorporated by reference to the Company’s Form 10-Q filed on November 12, 2021 (File Number 033-23376).

10.31	Services Agreement is entered into as of December 1, 2022 between VRIAC and VBC.
14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of Michael R. Katz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Amelia J. Vaillancourt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Michael R. Katz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Amelia J. Vaillancourt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2025		Voya Retirement Insurance and Annuity Company
(Date)	(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 11, 2025.

		Signatures	Title

By:	/s/	Amelia J. Vaillancourt	Director and President
Amelia J. Vaillancourt

By:	/s/	Youssef A. Blal	Director
Youssef A. Blal

By:	/s/	Neha V. Jain	Director
Neha V. Jain

By:	/s/	Mona M. Zielke	Director
Mona M. Zielke

By:	/s/	Michael R. Katz	Director and Chief Financial Officer
Michael R. Katz

