Form 10-Q
period 2025-03-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2025-05-13
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of May 9, 2025, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2025

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market risks, including general economic conditions, interest rates, inflation, tariffs imposed or threatened by the U.S. or foreign governments and our ability to manage such risks; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through lending programs; (iii) strategic and business risks, including our ability to maintain market share or otherwise manage our third party relationships; (iv) investment risks, including the ability to achieve desired returns or liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; and (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

The risks included here are not exhaustive. Current reports on Form 8-K and other documents filed with the Securities and Exchange Commission ("SEC") include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all of them.

PART I.     FINANCIAL INFORMATION (UNAUDITED)

Item 1.     Financial Statements

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,465 and $19,743 as of 2025 and 2024, respectively; net of allowance for credit losses of $11 and $30 as of 2025 and 2024, respectively)	$19,819	$17,848
Fixed maturities, at fair value using the fair value option	1,218	1,197
Equity securities, at fair value	73	66
Short-term investments	72	20
Mortgage loans on real estate (net of allowance for credit losses of $24 and $19 as of 2025 and 2024, respectively)	4,521	3,613
Policy loans	160	163
Limited partnerships/corporations	1,246	1,227
Derivatives	196	239
Securities pledged (amortized cost of $947 and $1,223 as of 2025 and 2024, respectively)	857	1,089
Other investments	99	94
Total investments	28,261	25,556
Cash and cash equivalents	194	516
Short-term investments under securities loan agreements, including collateral delivered	821	839
Accrued investment income	309	276
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2025 and 2024)	2,529	2,560
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	1,286	907
Deferred income taxes	600	662
Other assets (net of allowance for credit losses of $0 as of 2025 and 2024)	2,849	1,396
Assets held in separate accounts	96,065	98,579
Total assets	$132,914	$131,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
Liabilities:
Future policy benefits and contract owner account balances	$32,917	$29,268
Payables under securities loan and repurchase agreements, including collateral held	925	897
Due to affiliates	97	100
Derivatives	232	268
Other liabilities	694	639
Liabilities related to separate accounts	96,065	98,579
Total liabilities	$130,930	$129,751

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock ($50 par value per share, 100,000 shares authorized, 55,000 issued and outstanding as of 2025 and 2024)	3	3
Additional paid-in capital	2,929	2,754
Accumulated other comprehensive income (loss)	(1,441)	(1,644)
Retained earnings (deficit)	493	427
Total shareholder's equity	1,984	1,540
Total liabilities and shareholder's equity	$132,914	$131,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Revenues:
Net investment income	$413	$376
Fee income	316	272
Premiums	(1)	—
Net gains (losses)	(19)	15
Other revenue	20	11
Total revenues	729	674
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	207	182
Operating expenses	323	304
Net amortization of DAC and VOBA	25	18
Interest expense	1	—
Total benefits and expenses	556	504
Income before income taxes	173	170
Income tax expense (benefit)	23	10
Net income	$150	$160

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income	$150	$160
Other comprehensive income (loss), before tax:
Change in current discount rate	4	9
Unrealized gains (losses) on investments	253	(97)
Other comprehensive income (loss), before tax	257	(88)
Income tax expense (benefit) related to items of other comprehensive income (loss)	54	(18)
Other comprehensive income (loss), after tax	203	(70)
Comprehensive income	$353	$90

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at January 1, 2025	$3	$2,754	$(1,644)	$427	$1,540
Comprehensive income:
Net income	—	—	—	150	150
Other comprehensive income, after tax	—	—	203	—	203
Total comprehensive income					353
Impact of pushdown accounting related to business acquisition	—	175	—	—	175
Dividends paid and distributions of capital	—	—	—	(84)	(84)
Balance as of March 31, 2025	$3	$2,929	$(1,441)	$493	$1,984

Balance as of January 1, 2024	$3	$2,770	$(1,531)	$298	$1,540
Comprehensive income:
Net income	—	—	—	160	160
Other comprehensive (loss), after tax	—	—	(70)	—	(70)
Total comprehensive income					90
Dividends paid and distributions of capital	—	—	—	(163)	(163)
Balance as of March 31, 2024	$3	$2,770	$(1,601)	$295	$1,467

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net cash provided by operating activities	$332	$230
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,925	905
Mortgage loans on real estate	104	152
Limited partnerships/corporations	15	9
Acquisition of:
Fixed maturities	(1,897)	(344)
Equity securities	(6)	—
Mortgage loans on real estate	(220)	(82)
Limited partnerships/corporations	(36)	(64)
Short-term investments, net	1	56
Derivatives, net	(39)	29
Short-term loan to affiliate, net	(463)	(105)
Collateral received (delivered), net	46	75
Receipts on deposit asset contracts	30	65
Cash and cash equivalents acquired from business acquisition	274	—
Other, net	(2)	(6)
Net cash provided by (used in) investing activities	(268)	690
Cash Flows from Financing Activities:
Deposits received for investment contracts	930	498
Maturities and withdrawals from investment contracts	(1,235)	(1,131)
Dividends paid and distributions of capital	(84)	(163)
Other, net	3	6
Net cash provided by (used in) financing activities	(386)	(790)
Net increase (decrease) in cash and cash equivalents	(322)	130
Cash and cash equivalents, beginning of period	516	186
Cash and cash equivalents, end of period	$194	$316

Supplemental cash flow information
Equity impact of pushdown accounting related to business acquisition	$175	$—

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

VRIAC is a direct, wholly owned subsidiary of Voya Holdings, Inc. ("Parent"), which is a direct, wholly owned subsidiary of Voya Financial, Inc. ("Voya Financial").

The Company derives its revenue mainly from (a) Investment income earned on investments, (b) Fee income generated from separate account assets supporting variable options under variable annuity contract investments, as designated by contract owners, (c) Premiums, (d) Net gains (losses) on investments and changes in fair value of embedded derivatives on product guarantees, and (e) Other revenue which includes certain other fees. The Company's benefits and expenses primarily consist of (a) Interest credited and other benefits to contract owners/policyholders, (b) Operating expenses, which include expenses related to the selling and servicing of the various products offered by the Company and other general business expenses, and (c) Amortization of DAC and VOBA.

The Company offers annuity contracts that include a variety of funding and payout options for employer-sponsored retirement plans as well as some individual plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as non-qualified deferred compensation plans and related services. The Company's products are offered primarily to small and mid-sized corporations, public and private school systems, higher education institutions, hospitals and healthcare facilities, religious and other not-for-profit organizations, state and local governments and individuals. The Company also provides stable value investment options, including separate account guaranteed investment contracts ("GICs") and synthetic GICs, to institutional clients. The Company's products are generally distributed through third-party brokers and advisors, third-party administrators, pension consultants including national aggregators, and representatives associated with Voya Financial's owned broker-dealer and investment advisor, Voya Financial Advisors, Inc. ("VFA").

Products offered by the Company include deferred and immediate (i.e., payout) annuity contracts. The Company's products also include programs offered to qualified plans and non-qualified deferred compensation plans that package administrative and record-keeping services, proprietary and non proprietary fixed and variable investment options, participant communications and education programs, and a broad suite of financial wellness and retirement income solutions including retirement and financial planning guidance and advisory products, tools and services. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. Stable value products are also provided to institutional plan sponsors where the Company may or may not be providing other employer sponsored products and services.

The Company has one operating segment. The Director and President of the Company is the chief operating decision maker ("CODM"). The CODM assesses performance and makes resource allocation decisions based upon Net income (loss) presented in the Condensed Consolidated Statements of Operations. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Total assets. Significant expenses regularly provided to the CODM are consistent with those presented in the Condensed Consolidated Statements of Operations.

On January 2, 2025, the Company's ultimate parent, Voya Financial ("Voya"), acquired the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement through which the Company will administer group annuity contracts on behalf of American United Life Insurance Company, an affiliate of OneAmerica Financial. As a result of the application of pushdown accounting associated with the acquisition, the Company recognized Additional paid-in capital of $175 in the first quarter.

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

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, Voya Financial Partners ("VFP"), Voya Institutional Plan Services, LLC ("VIPS"), and Voya Retirement Advisors, LLC ("VRA"). Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements are unaudited and reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial
Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

The amendments are effective for annual periods beginning after December 15, 2024 and should be applied prospectively, with retrospective application permitted. Early adoption is also permitted. The Company is in the process of finalizing the disclosures that will be required by the adoption of the provisions of ASU 2023-09, and will adopt these amendments for annual disclosures in the Annual Report on Form 10-K for the year ending December 31, 2025.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires the following disclosures:
•Disclose the amounts of (a) employee compensation; (b) depreciation; and (c) intangible asset amortization included in each relevant expense caption;
•Include certain amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements;
•Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and
•Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2025:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$378	$—	$38	$—	$—	$340
U.S. Government agencies and authorities	29	—	1	—	—	28
State, municipalities and political subdivisions	445	—	71	—	—	374
U.S. corporate public securities	6,469	56	841	—	—	5,684
U.S. corporate private securities	4,406	42	225	—	1	4,222
Foreign corporate public securities and foreign governments(1)	2,209	20	213	—	1	2,015
Foreign corporate private securities(1)	2,334	22	99	—	8	2,249
Residential mortgage-backed securities	2,876	23	107	—	—	2,792
Commercial mortgage-backed securities	2,449	3	290	—	—	2,162
Other asset-backed securities	2,035	18	24	—	1	2,028
Total fixed maturities, including securities pledged	23,630	184	1,909	—	11	21,894
Less: Securities pledged	947	—	90	—	—	857
Total fixed maturities(3)	$22,683	$184	$1,819	$—	$11	$21,037
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Includes fixed maturities of approximately $1.4 billion acquired in the first quarter of 2025, as a result of the reinsured business included in the Voya acquisition of OneAmerica Financial's full-service retirement plan business.

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

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2025, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$516	$512
After one year through five years	3,442	3,368
After five years through ten years	2,904	2,795
After ten years	9,408	8,237
Mortgage-backed securities	5,325	4,954
Other asset-backed securities	2,035	2,028
Fixed maturities, including securities pledged	$23,630	$21,894

As of March 31, 2025 and December 31, 2024, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

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

The following table presents Securities pledged as of the dates indicated:

	March 31, 2025	December 31, 2024
Securities pledged/obligations under repurchase agreements(1)	$150	$85
Securities loaned to lending agent(2)	579	871
Securities pledged as collateral(2)(3)	128	133
Total	$857	$1,089
(1) Comprised of other asset-backed securities and included in Securities pledged and Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.
(2) Included in Securities pledged on the Condensed Consolidated Balance Sheets.
(3) See Collateral within the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for more information.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	March 31, 2025	December 31, 2024
U.S. Treasuries	$13	$7
U.S. corporate public securities	322	461
Short-term Investments	13	216
Foreign corporate public securities and foreign governments	251	217
Total(1)	$599	$901
(1) As of March 31, 2025 and December 31, 2024, liabilities to return cash collateral were $594 and $581, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Allowance for credit losses

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Three Months Ended March 31, 2025
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$3	$17	$1	$8	$1	$30
Credit losses on securities for which credit losses were not previously recorded	1	—	—	—		1
Reductions for securities sold during the period	(3)	(17)	—	—	—	(20)
Balance as of March 31	$1	$—	$1	$8	$1	$11

		Year Ended December 31, 2024
	U.S. Corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$9	$3	$1	$1	$14
Credit losses on securities for which credit losses were not previously recorded	3	8	—	7		18
Reductions for securities sold during the period	—	—	(2)	—	—	(2)
Balance as of December 31	$3	$17	$1	$8	$1	$30

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of March 31, 2025
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$208	$9	$132	$29	$340	$38
U.S. Government, agencies and authorities	—	—	15	1	15	1
State, municipalities and political subdivisions	2	—	369	71	371	71
U.S. corporate public securities	746	33	3,677	808	4,423	841
U.S. corporate private securities	296	4	2,345	221	2,641	225
Foreign corporate public securities and foreign governments	430	10	1,063	203	1,493	213
Foreign corporate private securities	434	4	1,202	95	1,636	99
Residential mortgage-backed	228	4	716	103	944	107
Commercial mortgage-backed	65	—	1,823	290	1,888	290
Other asset-backed	399	3	195	21	594	24
Total	$2,808	$67	$11,537	$1,842	$14,345	$1,909

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2024
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$229	$16	$127	$34	$356	$50
U.S. Government, agencies and authorities	13	—	14	2	27	2
State, municipalities and political subdivisions	4	—	403	82	407	82
U.S. corporate public securities	615	28	3,626	868	4,241	896
U.S. corporate private securities	405	10	2,260	254	2,665	264
Foreign corporate public securities and foreign governments	355	14	1,051	221	1,406	235
Foreign corporate private securities	429	11	1,205	127	1,634	138
Residential mortgage-backed	253	6	704	122	957	128
Commercial mortgage-backed	18	—	1,888	333	1,906	333
Other asset-backed	29	1	197	24	226	25
Total	$2,350	$86	$11,475	$2,067	$13,825	$2,153

As of March 31, 2025, the average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

As of March 31, 2025 and December 31, 2024, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments
The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired.

Intent impairments were $15 for the three months ended March 31, 2025. There were no intent impairments for the three months ended March 31, 2024.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three months ended March 31, 2025 and 2024, the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of March 31, 2025 and December 31, 2024, respectively.

	As of March 31, 2025
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$71	$127	$20	$—	$—	$218
2024	108	126	11	—	—	245
2023	76	142	29	—	—	247
2022	234	255	96	—	—	585
2021	206	181	82	—	—	469
Prior	2,561	203	—	—	17	2,781
Total(1)	$3,256	$1,034	$238	$—	$17	$4,545
(1) Includes mortgage loans of approximately $0.8 billion acquired in the first quarter of 2025, as a result of the reinsured business included in the Voya acquisition of OneAmerica Financial's full-service retirement plan business.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of March 31, 2025 and December 31, 2024, respectively.

	As of March 31, 2025
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2025	$95	$67	$56	$—	$218
2024	156	73	16	—	245
2023	81	117	36	13	247
2022	304	88	67	126	585
2021	245	23	88	113	469
Prior	2,070	283	338	90	2,781
Total	$2,951	$651	$601	$342	$4,545
(1) No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2024	$132	$71	$24	$2	$229
2023	93	118	36	9	256
2022	254	88	63	130	535
2021	203	10	88	129	430
2020	170	17	20	5	212
Prior	1,461	164	276	69	1,970
Total	$2,313	$468	$507	$344	$3,632
(1) No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of March 31, 2025 and December 31, 2024, respectively.

	As of March 31, 2025
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2025	$14	$27	$95	$3	$3	$51	$2	$10	$13	$218
2024	50	60	39	51	17	11	7	2	8	245
2023	25	67	15	74	16	26	2	20	2	247
2022	127	106	51	84	96	94	1	7	19	585
2021	83	46	96	88	97	38	11	10	—	469
Prior	615	688	568	215	184	244	50	143	74	2,781
Total	$914	$994	$864	$515	$413	$464	$73	$192	$116	$4,545

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2024
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2024	$50	$60	$31	$51	$17	$3	$7	$2	$8	$229
2023	37	67	10	75	16	27	2	20	2	256
2022	114	108	46	87	78	80	1	1	20	535
2021	75	33	95	88	83	32	9	15	—	430
2020	52	104	13	8	8	10	—	5	12	212
Prior	446	472	515	130	156	112	38	81	20	1,970
Total	$774	$844	$710	$439	$358	$264	$57	$124	$62	$3,632

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of March 31, 2025 and December 31, 2024, respectively.

	As of March 31, 2025
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$67	$134	$17	$—	$—	$—	$—	$218
2024	61	119	54	11	—	—	—	245
2023	81	121	11	10	24	—	—	247
2022	104	241	198	26	10	6	—	585
2021	33	127	203	90	—	8	8	469
Prior	754	717	685	424	47	120	34	2,781
Total	$1,100	$1,459	$1,168	$561	$81	$134	$42	$4,545

	As of December 31, 2024
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$45	$119	$54	$11	$—	$—	$—	$229
2023	81	128	11	11	25	—	—	256
2022	72	230	192	26	9	6	—	535
2021	21	110	197	86	—	8	8	430
2020	48	36	49	79	—	—	—	212
Prior	436	580	426	324	48	121	35	1,970
Total	$703	$1,203	$929	$537	$82	$135	$43	$3,632

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2025	December 31, 2024
Allowance for credit losses, beginning of the period	$19	$22
Credit losses on mortgage loans for which credit losses were not previously recorded	5	—
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	1	—
Provision for expected credit losses	25	22
Write-offs	(1)	(3)
Allowance for credit losses, end of period	$24	$19

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	March 31, 2025	December 31, 2024
Current	$4,531	$3,608
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	14	24
Total	$4,545	$3,632

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of March 31, 2025 and December 31, 2024, the Company had $14 and $24, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the three months ended March 31, 2025 and the year ended December 31, 2024 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Fixed maturities	$351	$304
Equity securities	1	1
Mortgage loans on real estate	55	48
Policy loans	2	2
Short-term investments and cash equivalents	4	3
Limited partnerships and other	20	34
Gross investment income	433	392
Less: Investment expenses	20	16
Net investment income	$413	$376

As of March 31, 2025 and December 31, 2024, the Company had $4 and $9, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Net Gains (Losses)

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Fixed maturities, available-for-sale, including securities pledged	$4	$(16)
Fixed maturities, at fair value option	12	(63)
Equity securities, at fair value	1	2
Derivatives	(37)	90
Embedded derivatives within fixed maturities	4	(1)
Other derivatives	(1)	1
Managed custody guarantees	(1)	1
Stabilizer	4	—
Mortgage loans	(4)	1
Other investments	(1)	—
Net gains (losses)	$(19)	$15

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Proceeds on sales	$1,170	$596
Gross gains	15	7
Gross losses	27	21

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain products that contain embedded derivatives for which market value is at least partially determined by, among other things, levels of or

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, which contain embedded derivatives.

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of March 31, 2025 and December 31, 2024.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2025			December 31, 2024
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Cash flow hedges:
Interest rate contracts	10	—	—	10	—	—
Foreign exchange contracts	459	26	4	504	37	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	11,438	168	226	11,626	201	266
Foreign exchange contracts	84	2	1	44	1	—
Credit contracts	69	—	1	72	—	—
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(4)	N/A	—	—	N/A	—	4
Within reinsurance agreements(5)	N/A	12	—	N/A	—	—
MCGs(6)	N/A	—	5	N/A	—	4
Stabilizer(6)	N/A	—	11	N/A	—	15
Total		$208	$248		$239	$291
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
(2) Total carrying amount of the hedged assets and liabilities was $202 as of March 31, 2025 and December 31, 2024.
(3) Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $2 as of March 31, 2025 and December 31, 2024 on discontinued hedging relationships.
(4) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(5) Included in Other assets on the Condensed Consolidated Balance Sheets.
(6) Included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets.
N/A - Not applicable

See the Fair Value Measurements Note to these Condensed Consolidated Financial Statements for additional information on derivative asset and liability fair values.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
March 31, 2025
Derivative assets	$196	$(172)	$(20)	$(1)	$3
Derivative liabilities	232	(172)	(59)	(1)	—
December 31, 2024
Derivative assets	239	(207)	(28)	(3)	1
Derivative liabilities	268	(207)	(54)	(6)	1
(1) Represents the netting of receivable with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

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

As of March 31, 2025, the Company held $20 and pledged $59 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2024, the Company held $31 and delivered $54 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2025, the Company delivered $128 of securities and held $1 of securities as collateral. As of December 31, 2024, the Company delivered $133 of securities and held $3 securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	2025		2024
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended March 31,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income(1)	$—	$(13)	$—	$7
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	1	—	2
(1) See the Accumulated Other Comprehensive Income (Loss) Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	2025		2024
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended March 31,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$413	$(19)	$376	$15
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	1	—	2	—

The location and effect of derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended March 31,
		2025	2024
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$(38)	$89
Foreign exchange contracts	Net gains (losses)	1	1
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	4	(1)
Within reinsurance agreements	Net gains (losses)	12	—
MCGs	Net gains (losses)	(1)	1
Stabilizer	Net gains (losses)	4	—
Total		$(18)	$90

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$267	$73	$—	$340
U.S. Government agencies and authorities	—	28	—	28
State, municipalities and political subdivisions	—	374	—	374
U.S. corporate public securities	—	5,646	38	5,684
U.S. corporate private securities	—	2,906	1,316	4,222
Foreign corporate public securities and foreign governments(1)	—	1,967	48	2,015
Foreign corporate private securities (1)	—	1,777	472	2,249
Residential mortgage-backed securities	—	2,731	61	2,792
Commercial mortgage-backed securities	—	2,162	—	2,162
Other asset-backed securities	—	2,014	14	2,028
Total fixed maturities, including securities pledged	267	19,678	1,949	21,894
Equity securities	9	—	64	73
Derivatives:
Interest rate contracts	1	167	—	168
Foreign exchange contracts	—	28	—	28
Embedded derivatives within reinsurance	—	12	—	12
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,015	52	20	1,087
Assets held in separate accounts	90,531	5,196	338	96,065
Total assets	$91,823	$25,133	$2,371	$119,327
Liabilities:
Stabilizer and MCGs	$—	$—	$16	$16
Derivatives:
Interest rate contracts	—	226	—	226
Foreign exchange contracts	—	5	—	5
Credit contracts	—	1	—	1
Total liabilities	$—	$232	$16	$248
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$307	$71	$—	$378
U.S. Government agencies and authorities	—	27	—	27
State, municipalities and political subdivisions	—	409	—	409
U.S. corporate public securities	—	5,202	47	5,249
U.S. corporate private securities	—	2,628	1,171	3,799
Foreign corporate public securities and foreign governments(1)	—	1,820	48	1,868
Foreign corporate private securities (1)	—	1,688	341	2,029
Residential mortgage-backed securities	—	2,471	54	2,525
Commercial mortgage-backed securities	—	2,111	—	2,111
Other asset-backed securities	—	1,725	14	1,739
Total fixed maturities, including securities pledged	307	18,152	1,675	20,134
Equity securities	10	—	56	66
Derivatives:
Interest rate contracts	—	201	—	201
Foreign exchange contracts	—	38	—	38
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,356	—	19	1,375
Assets held in separate accounts	92,849	5,390	340	98,579
Total assets	$94,522	$23,781	$2,090	$120,393
Liabilities:
Stabilizer and MCGs	$—	$—	$19	$19
Derivatives:
Interest rate contracts	10	256	—	266
Foreign exchange contracts	—	2	—	2
Credit contracts	—	—	—	—
Total liabilities	$10	$258	$19	$287
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR"), Overnight Index Swap ("OIS") rates, and Secured Overnight Financing Rate ("SOFR"). The Company uses SOFR discounting for valuations of interest rate derivatives; however, certain legacy positions may continue to be discounted on OIS. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2. See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for more information.

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

Embedded derivatives within reinsurance: The carrying value of embedded derivatives is estimated based upon the change in the fair value of the assets supporting the funds withheld receivable under reinsurance agreements. The fair value of the embedded derivative is based on market observable inputs and is classified as Level 2.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2025
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$(1)	$1	$1	$—	$(8)	$—	$—	$(2)	$38	$—	$—
U.S. Corporate private securities	1,171	—	15	156	—	(4)	(22)	—	—	1,316	—	15
Foreign corporate public securities and foreign governments(1)	48	—	—	—	—	—	—	—	—	48	—	—
Foreign corporate private securities(1)	341	(15)	24	124	—	—	(2)	—	—	472	(15)	24
Residential mortgage-backed securities	54	(2)	—	16	—	—	—	—	(7)	61	(2)	—
Other asset-backed securities	14	—	—	2	—	—	(2)	—	—	14	—	—
Total fixed maturities, including securities pledged	1,675	(18)	40	299	—	(12)	(26)	—	(9)	1,949	(17)	39
Equity securities, at fair value	56	2	—	6	—	—	—	—	—	64	2	—
Stabilizer and MCGs(2)	(19)	3	—	—	—	—	—	—	—	(16)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	19	—	1	—	—	—	—	—	—	20	—	1
Assets held in separate accounts(4)	340	4	—	8	—	(14)	—	—	—	338	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Condensed Consolidated Statements of Operations.

(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on investments in the Condensed Consolidated Statements of Comprehensive Income.

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

(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Net gains (losses) in the Condensed Consolidated Statements of Operations or Unrealized gains (losses) on investments in the Condensed Consolidated Statements of Comprehensive Income.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2025 and 2024, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,894	$21,894	$20,134	$20,134
Equity securities	73	73	66	66
Mortgage loans on real estate	4,545	4,398	3,632	3,440
Policy loans	160	160	163	163
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,087	1,087	1,375	1,375
Derivatives	196	196	239	239
Short-term loan to affiliate(1)	563	563	100	100
Embedded derivatives within reinsurance	12	12	—	—
Other investments	99	99	94	94
Assets held in separate accounts	96,065	96,065	98,579	98,579
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	$29,394	$32,206	$25,769	$27,652
Funding agreements with fixed maturities	771	773	721	726
Supplementary contracts and immediate annuities	205	169	214	180
Stabilizer and MCGs	16	16	19	19
Derivatives	232	232	268	268
Short-term debt(3)	47	47	44	44
Long-term debt(3)	1	1	1	1
(1) Included in Other assets on the Condensed Consolidated Balance Sheets.
(2) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within Stabilizer and MCG.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Short-term loan to affiliate	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA
	Deferred and Individual Annuities
Balance as of January 1, 2024	$589	$321
Deferrals of commissions and expenses	57	3
Amortization expense	(46)	(26)
Balance as of December 31, 2024	$600	$298
Additions related to business acquisitions(1)	—	390
Deferrals of commissions and expenses	13	1
Amortization expense	(11)	(14)
Balance as of March 31, 2025	$602	$675
(1) As a result of the application of pushdown accounting associated with Voya acquisition of OneAmerica Financial's full-service retirement plan business, the estimated VOBA amortization is expected to increase by $21 to $29 annually for years 2025 through 2029.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2025	December 31, 2024
DAC:
Deferred and Individual Annuities	$602	$600
Other	9	9
VOBA	675	298
Total	$1,286	$907

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Deferred Group and Individual Annuity
	March 31, 2025	December 31, 2024
Balance at January 1	$25,031	$25,991
Additions related to business acquisitions(1)	3,458	—
Deposits	807	2,435
Fee income	(15)	(50)
Surrenders, withdrawals and benefits	(1,360)	(4,368)
Net transfers (from) to the general account(2)	211	313
Interest credited	195	710
Ending Balance	$28,327	$25,031

Weighted-average crediting rate	2.8%	2.8%
Net amount at risk(3)	$62	$86
Cash surrender value	$27,977	$24,669
(1) In addition, $0.3 billion of acquired other investment contracts during the current quarter from OneAmerica Financial are reported in Other in the table below.
(2) Net transfers (from) to the general account includes transfers of $(301) and $(1,150) for 2025 and 2024, respectively, related to VRIAC-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
(3) For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date and is calculated at a contract level. Where a contract has both a living and a death benefit, the Company calculates NAR at a contract level and aggregates the higher of the two values together.

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and contract owner accounts balances on the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2025	December 31, 2024
Deferred group and individual annuity (Contract owner account balances)	$28,327	$25,031
Non-putable funding agreements	771	721
Other (Future policy benefits and Contract owner account balances)(1)	3,819	3,516
Ending balance	$32,917	$29,268
(1) Primarily related to reinsured business and other investments contracts

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of March 31, 2025
Up to 1.00%	$63	$4,007	$3,852	$2,175	$2,270	$1,526	$13,893
1.01% - 2.00%	123	57	43	3	—	1	227
2.01% - 3.00%	5,937	207	2	34	—	—	6,180
3.01% - 4.00%	8,192	—	—	—	—	—	8,192
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	329	—	—	—	2	—	331
Total discretionary rate setting products	$14,648	$4,271	$3,897	$2,212	$2,272	$1,527	$28,827

As of December 31, 2024
Up to 1.00%	$8	$4,010	$3,671	$1,688	$1,533	$925	$11,835
1.01% - 2.00%	110	56	44	4	—	1	215
2.01% - 3.00%	5,833	31	1	—	—	—	5,865
3.01% - 4.00%	7,291	—	—	—	—	—	7,291
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	341	—	—	—	2	—	343
Total discretionary rate setting products	$13,587	$4,097	$3,716	$1,692	$1,535	$926	$25,553
(1) The table includes contracts acquired as a result of the OneAmerica Financial's acquisition completed in the first quarter of 2025. Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after March 31, 2025 and December 31, 2024 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

7. Reinsurance

As of March 31, 2025, the Company has reinsurance treaties with three unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Premiums receivable and reinsurance recoverable were comprised of the following as of the periods indicated:

	March 31,		December 31,
	2025		2024
Premiums receivable	$—	*	$—	*
Reinsurance recoverable, net of allowance for credit losses	2,529		2,560
Total	$2,529		$2,560
* Less than $1

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended March 31,
	2025		2024
Premiums:
Direct premiums	$—	*	$1
Reinsurance ceded	(1)		(1)
Net premiums	$(1)		$—

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$212		$206
Reinsurance assumed	24		1
Reinsurance ceded	(29)		(25)
Net interest credited and other benefits to contract owners / policyholders	$207		$182
* Less than $1

As part of the acquisition by the Company's ultimate parent, Voya Financial, of the full-service retirement plan business of OneAmerica Financial, as disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Condensed Consolidated Financial Statements, the Company entered into an indemnity reinsurance agreement with American United Life Insurance Company, a subsidiary of OneAmerica Financial. Under the reinsurance agreement, the Company assumed a 100% quota share of fixed and variable annuities as well as other investment contracts, resulting in the Company assuming contract owner account balances of $3.8 billion under a combination indemnity coinsurance and coinsurance with funds withheld, and $20.6 billion of separate account liabilities under a modified coinsurance arrangement. Assumed separate account assets and liabilities are presented on a net basis in the accompanying Condensed Consolidated Balance Sheets.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of March 31, 2025 and December 31, 2024, the Company had a deposit asset net of the allowance for credit losses of $0.9 billion, which is reported in Other assets on the Condensed Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.9 billion as of March 31, 2025, which was recorded in Other assets on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Separate Accounts

The following tables present a rollforward of separate account liabilities for the stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	March 31, 2025			December 31, 2024
	Stabilizer(1)	Deferred Annuity	Total	Stabilizer(1)	Deferred Annuity	Total
Balance at January 1	$6,901	$89,837	$96,738	$7,175	$81,440	$88,615
Deposits	297	2,841	3,138	891	9,955	10,846
Fee income	(8)	(121)	(129)	(33)	(474)	(507)
Surrenders, withdrawals and benefits	(299)	(3,094)	(3,393)	(1,376)	(12,415)	(13,791)
Net transfers (from) to separate accounts	—	(512)	(512)	—	(1,463)	(1,463)
Investment performance	178	(1,884)	(1,706)	244	12,794	13,038
Balance at end of period	$7,069	$87,067	$94,136	$6,901	$89,837	$96,738

Reconciliation to Condensed Consolidated Balance Sheets:

Other variable products liabilities	1,929	1,841
Total Separate Account liabilities	$96,065	$98,579
(1) Stabilizer products allow the contract holder to select either the market or book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for deferred annuity products was $87,048 and $89,817 as of March 31, 2025 and December 31, 2024, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	March 31, 2025	December 31, 2024
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,077	$913
Corporate and foreign debt securities	2,516	2,493
Mortgage-backed securities	3,124	3,087
Equity securities (including mutual funds)	88,698	91,588
Cash, cash equivalents and short-term investments	473	437
Receivable for securities and accruals	177	61
Total	$96,065	$98,579

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) ("AOCI") as of the dates indicated:

	March 31, 2025	March 31, 2024
Fixed maturities, net of impairment	$(1,725)	$(1,928)
Derivatives(1)	39	60
Change in current discount rate	(301)	(324)
Deferred income tax asset (liability)(2)	545	589
Total	(1,442)	(1,603)
Pension and other postretirement benefits liability, net of tax	1	2
AOCI	$(1,441)	$(1,601)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2025, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $9.
(2) The Company uses the portfolio method to determine when stranded tax benefits (or detriments) are released from AOCI.

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended March 31, 2025
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$243		$(51)	$192
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	27		(6)	21
Change in unrealized gains (losses) on available-for-sale securities	270		(57)	213

Derivatives:
Derivatives	(13)	(1)	3	(10)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	(17)		4	(13)

Change in current discount rate	4		(1)	3
Change in AOCI	$257		$(54)	$203
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2024
	Before-Tax Amount		Income Tax (Benefit)	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(113)		$23	$(90)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	13		(3)	10
Change in unrealized gains (losses) on available-for-sale securities	(100)		20	(80)

Derivatives:
Derivatives	7	(1)	(1)	6
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	3		—	3

Change in current discount rate	9		(2)	7
Change in AOCI	$(88)		$18	$(70)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

10.    Revenue from Contracts with Customers

Financial services revenue is disaggregated by type of service in the following table:

	Three Months Ended March 31,
	2025	2024
Advisory and recordkeeping and administration	$151	$133
Distribution and shareholder servicing	18	20
Total financial services revenue	169	153
Revenue from other sources(1)	167	130
Total Fee income and Other revenue	$336	$283

(1) Primarily consists of revenue from insurance contracts and financial instruments.

Receivables of $83 and $109 are included in Other assets on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

11.    Income Taxes

The Company's effective tax rate for the three months ended March 31, 2025 was 13.3%. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

The Company's effective tax rate for the three months ended March 31, 2024 was 5.9%. The effective tax rate differed from the statutory rate of 21% primarily due to the Security Life of Denver Company capital loss carryback, the effect of the DRD and tax credits. For more details on the Security Life of Denver Company capital loss carryback, see the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of March 31, 2025, the Company had net unrealized capital losses on investments of $1.7 billion in AOCI. The company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs and did not establish a valuation allowance.

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

Tax Regulatory Matters

For the tax years 2023 through 2025, Voya Financial participates in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2023 tax year, Voya Financial is in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for that tax year. For the 2024 and 2025 tax years, Voya Financial is in the Compliance Maintenance Bridge Plus ("Bridge Plus") phase of CAP. In the Bridge Plus phase, the IRS will review the tax return and issue either a full or partial acceptance letter upon completion of review.

Tax Legislative Matters

In August 2022, the Inflation Reduction Act was signed into law creating the corporate alternative minimum tax ("CAMT"). In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While the Company does not expect to be subject to the CAMT for 2025, the Company continues to review the proposed regulations, and its CAMT determination will need to be evaluated in light of future guidance.

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

Under this agreement, the Company incurred $1 and immaterial interest expense for three months ended March 31, 2025 and 2024, respectively. The Company earned $5 and $6 of interest income for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, VRIAC had an outstanding receivable of $563 and VIPS had an outstanding payable of $47 under the reciprocal loan agreement. As of December 31, 2024, VRIAC had an outstanding receivable of $100 and VIPS had an outstanding payable of $44 under the reciprocal loan agreement.

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

As of March 31, 2025, the Company had off-balance sheet commitments to acquire mortgage loans of $188 and purchase limited partnerships and private placement investments of $1,254.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, letter of credit ("LOC") and derivative transactions as described further in this note.

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	March 31, 2025	December 31, 2024
Fixed maturity collateral pledged to FHLB(1)	$1,272	$1,238
FHLB restricted stock(2)	36	34
Other fixed maturities-state deposits	12	8
Cash and cash equivalents	2	2
Securities pledged(3)	857	1,089
Total restricted assets	$2,179	$2,371
(1) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $579 and $871 as of March 31, 2025 and December 31, 2024, respectively. In addition, as of March 31, 2025 and December 31, 2024, the Company delivered securities as collateral of $128 and $133, respectively, and repurchase agreements of $150 and $85, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2025 and December 31, 2024, the Company had $771 and $721, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large, and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2025, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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

14.    Related Party Transactions

The Company has various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include, but are not limited to, administrative, management, financial and information technology services, asset management and distribution services. Management and service contracts and all cost sharing arrangements with affiliated companies are allocated in accordance with the Company's expense and cost allocation methods. Revenues and expenses recorded as a result of transactions and agreements with affiliates may not be the same as those incurred if the Company was not a wholly owned subsidiary of its Parent.

For the three months ended March 31, 2025 and 2024, revenues received from affiliates related to these agreements were $21.

For the three months ended March 31, 2025 and 2024, expenses incurred under these agreements were $140 and $150, respectively.

See the Financing Agreements Note to these Condensed Consolidated Financial Statements for information on related party receivables and payables.

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

The following discussion and analysis presents a review of our results of operations for the three months ended March 31, 2025 and 2024 and financial condition as of March 31, 2025 and December 31, 2024. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K.

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

Business Update

On January 2, 2025, the Company's ultimate parent, Voya Financial ("Voya"), acquired the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement through which the Company will administer group annuity contracts on behalf of American United Life Insurance Company, an affiliate of OneAmerica Financial. As a result of the application of pushdown accounting associated with the acquisition, the Company recognized Additional paid-in capital of $175 million in the first quarter.

Recent Developments

Market Conditions

We continue to monitor the rapidly changing global financial, political and economic environment, while actively managing the Company’s businesses, investment portfolios and liquidity needs in light of current trends and uncertainties.

In the first quarter of 2025, significant tariffs were announced on major U.S. trading partners, who have in turn responded with retaliatory actions. While many of these tariffs have been put on hold, there is significant uncertainty about the future direction of trade policies between the U.S. and its partners. This in turn has led to a significant increase in volatility across financial markets and has created more uncertainty in the economic outlook. We describe how such macroeconomic developments, risks, and uncertainties may impact the Company in Risk Factors in Part I, Item 1A, and in Management's Narrative Analysis of the Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

($ in millions)	Three Months Ended March 31,
	2025	2024	Change
Revenues:
Net investment income	$413	$376	$37
Fee income	316	272	44
Premiums	(1)	—	(1)
Net gains (losses)	(19)	15	(34)
Other revenue	20	11	9
Total revenues	729	674	55
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	207	182	25
Operating expenses	323	304	19
Net amortization of DAC and VOBA	25	18	7
Interest expense	1	—	1
Total benefits and expenses	556	504	52
Income before income taxes	173	170	3
Income tax expense (benefit)	23	10	13
Net income	$150	$160	$(10)

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

Revenues

Net investment income increased by $37 million from $376 million to $413 million primarily due to:

•income on fixed maturity securities mainly related to the acquired OneAmerica assets and interest rate movements.

The increase was partially offset by:

•overall market impacts to limited partnership valuations.

Fee income increased by $44 million from $272 million to $316 million primarily due to:

•acquired OneAmerica assets, higher average equity markets, and positive defined contribution flows.

Net gains (losses) changed $34 million from a gain of $15 million to a loss of $19 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•higher impairments in the current period compared to the prior period.

The unfavorable change was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Other revenue increased by $9 million from $11 million to $20 million primarily due to:

•an increase in float earnings attributable to higher average equity markets; and
•tax benefits from the acquired OneAmerica business transferred to the Company in cash.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $25 million from $182 million to $207 million primarily due to:

•interest credited to participants associated with the acquired OneAmerica spread-based assets; and
•an unfavorable change in market risk benefits driven by equity market performance and interest rate movements.

Net amortization of DAC and VOBA increased by $7 million from $18 million to $25 million primarily due to:

•the amortization of VOBA asset acquired from the OneAmerica transaction.

Income Tax Expense

Income tax expense increased $13 million from $10 million to $23 million primarily due to:

•the Security Life of Denver Company capital loss carryback recorded in 2024. For more details, see the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K.

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

The following presents a review of our sources and uses of liquidity and capital and should be read in its entirety and in conjunction with the Off-Balance Sheet Arrangements discussion further below.

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

We hold approximately 44.8% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of March 31, 2025, VRIAC had securities lending collateral assets of $594 million, which represents approximately 0.5% of its general account statutory admitted assets. As of December 31, 2024, VRIAC had securities lending collateral assets of $581 million, which represents approximately 0.5% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2025, VRIAC recognized $175 million in Additional paid-in capital as a result of the application of pushdown accounting associated with the Company's ultimate parent, Voya Financial, acquisition of OneAmerica Financial's full-service retirement plan business. During the three months ended March 31, 2024, VRIAC did not receive any capital contribution from its Parent. During the three months ended March 31, 2025 and 2024, VRIAC paid ordinary dividends to its Parent of $84 million and $163 million, respectively.

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
(1) Fitch's financial strength rating for insurance companies ranges from "AAA (exceptionally strong)" to "C (distressed)." Long-term credit ratings range from "AAA (highest credit quality)," which denotes exceptionally strong capacity for timely payment of financial commitments, to "D (default)."
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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are mostly related to commitments to either purchase or sell securities, mortgage loans or money market instruments, at a specified future date and at a specified price or yield. In addition, off-balance sheet arrangements include obligations to return non-cash collateral under our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default. For information regarding off-balance sheet arrangements, see the Investments Note and the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

For further information refer to the critical accounting estimates described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

As of March 31, 2025, there have been no material changes to the disclosures made sensitivities disclosed in Critical
Accounting Judgments and Estimates in Part II., Item 7. of our Annual Report on Form 10-K.

Income Taxes

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% corporate alternative minimum tax ("CAMT"). The CAMT is effective in taxable years beginning after December 31, 2022. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While we do not expect to be subject to the CAMT for 2025, we are continuing to review the proposed regulations, and our CAMT determination will need to be evaluated in light of future guidance.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

May 13, 2025			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Michael R. Katz
Michael R. Katz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

