Form 10-Q
period 2025-06-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2025-08-12
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of August 8, 2025, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended June 30, 2025

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
Condensed Consolidated Balance Sheets
June 30, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,513 and $19,743 as of 2025 and 2024, respectively; net of allowance for credit losses of $39 and $30 as of 2025 and 2024, respectively)	$19,947	$17,848
Fixed maturities, at fair value using the fair value option	1,231	1,197
Equity securities, at fair value	60	66
Short-term investments	62	20
Mortgage loans on real estate (net of allowance for credit losses of $16 and $19 as of 2025 and 2024, respectively)	4,488	3,613
Policy loans	159	163
Limited partnerships/corporations	1,311	1,227
Derivatives	148	239
Securities pledged (amortized cost of $741 and $1,223 as of 2025 and 2024, respectively)	686	1,089
Other investments	105	94
Total investments	28,197	25,556
Cash and cash equivalents	390	516
Short-term investments under securities loan agreements, including collateral delivered	777	839
Accrued investment income	297	276
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2025 and 2024)	2,484	2,560
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	1,275	907
Deferred income taxes	571	662
Other assets (net of allowance for credit losses of $0 as of 2025 and 2024)	2,623	1,396
Assets held in separate accounts	104,149	98,579
Total assets	$140,763	$131,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
June 30, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
Liabilities:
Future policy benefits and contract owner account balances	$32,977	$29,268
Payables under securities loan and repurchase agreements, including collateral held	692	897
Due to affiliates	100	100
Derivatives	252	268
Other liabilities	690	639
Liabilities related to separate accounts	104,149	98,579
Total liabilities	$138,860	$129,751

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock ($50 par value per share, 100,000 shares authorized, 55,000 issued and outstanding as of 2025 and 2024)	3	3
Additional paid-in capital	2,929	2,754
Accumulated other comprehensive income (loss)	(1,350)	(1,644)
Retained earnings (deficit)	321	427
Total shareholder's equity	1,903	1,540
Total liabilities and shareholder's equity	$140,763	$131,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net investment income	$434	$373	$847	$749
Fee income	317	280	633	552
Premiums	(4)	(2)	(5)	(2)
Net gains (losses)	(50)	(11)	(69)	4
Other revenue	19	17	39	28
Total revenues	716	657	1,445	1,331
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	209	194	416	376
Operating expenses	323	281	646	585
Net amortization of DAC and VOBA	26	19	51	37
Interest expense	—	1	1	1
Total benefits and expenses	558	495	1,114	999
Income before income taxes	158	162	331	332
Income tax expense (benefit)	20	21	43	31
Net income	$138	$141	$288	$301

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$138	$141	$288	$301
Other comprehensive income (loss), before tax:
Change in current discount rate	9	8	13	17
Unrealized gains (losses) on investments	106	(138)	359	(235)
Other comprehensive income (loss), before tax	115	(130)	372	(218)
Income tax expense (benefit) related to items of other comprehensive income (loss)	24	(27)	78	(45)
Other comprehensive income (loss), after tax	91	(103)	294	(173)
Comprehensive income	$229	$38	$582	$128

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at April 1, 2025	$3	$2,929	$(1,441)	$493	$1,984
Comprehensive income:
Net income	—	—	—	138	138
Other comprehensive income, after tax	—	—	91	—	91
Total comprehensive income					229
Dividends paid and distributions of capital	—	—	—	(310)	(310)
Balance as of June 30, 2025	$3	$2,929	$(1,350)	$321	$1,903

Balance as of April 1, 2024	$3	$2,770	$(1,601)	$295	$1,467
Comprehensive income:
Net income	—	—	—	141	141
Other comprehensive (loss), after tax	—	—	(103)	—	(103)
Total comprehensive income					38
Dividends paid and distributions of capital	—	(16)	—	(294)	(310)
Balance as of June 30, 2024	$3	$2,754	$(1,704)	$142	$1,195

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2025	$3	$2,754	$(1,644)	$427	$1,540
Comprehensive income:
Net income	—	—	—	288	288
Other comprehensive income, after tax	—	—	294	—	294
Total comprehensive income					582
Impact of pushdown accounting related to business acquisition	—	175	—	—	175
Dividends paid and distributions of capital	—	—	—	(394)	(394)
Balance as of June 30, 2025	$3	$2,929	$(1,350)	$321	$1,903

Balance as of January 1, 2024	$3	$2,770	$(1,531)	$298	$1,540
Comprehensive income:
Net income	—	—	—	301	301
Other comprehensive income, after tax	—	—	(173)	—	(173)
Total comprehensive income					128
Dividends paid and distributions of capital	—	(16)	—	(457)	(473)
Balance as of June 30, 2024	$3	$2,754	$(1,704)	$142	$1,195

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net cash provided by operating activities	$759	$589
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,231	1,806
Equity securities	13	—
Mortgage loans on real estate	298	295
Limited partnerships/corporations	36	28
Acquisition of:
Fixed maturities	(3,103)	(1,089)
Equity securities	(6)	—
Mortgage loans on real estate	(388)	(136)
Limited partnerships/corporations	(108)	(96)
Short-term investments, net	12	80
Derivatives, net	(33)	62
Short-term loan to affiliate, net	(213)	(68)
Collateral received (delivered), net	(144)	74
Receipts on deposit asset contracts	58	116
Cash and cash equivalents acquired from business acquisition	274	—
Other, net	2	(13)
Net cash provided by (used in) investing activities	(71)	1,059
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,747	938
Maturities and withdrawals from investment contracts	(2,169)	(2,058)
Dividends paid and distributions of capital	(394)	(473)
Other, net	2	18
Net cash provided by (used in) financing activities	(814)	(1,575)
Net increase (decrease) in cash and cash equivalents	(126)	73
Cash and cash equivalents, beginning of period	516	186
Cash and cash equivalents, end of period	$390	$259

Supplemental cash flow information
Equity impact of pushdown accounting related to business acquisition	$175	$—

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2025:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$478	$—	$45	$—	$—	$433
U.S. Government agencies and authorities	29	—	1	—	—	28
State, municipalities and political subdivisions	436	—	75	—	—	361
U.S. corporate public securities	6,418	63	837	—	—	5,644
U.S. corporate private securities	4,356	55	192	—	1	4,218
Foreign corporate public securities and foreign governments(1)	2,151	23	206	—	1	1,967
Foreign corporate private securities(1)	2,371	40	56	—	36	2,319
Residential mortgage-backed securities	2,844	31	103	2	—	2,774
Commercial mortgage-backed securities	2,392	3	283	—	—	2,112
Other asset-backed securities	2,010	20	21	—	1	2,008
Total fixed maturities, including securities pledged	23,485	235	1,819	2	39	21,864
Less: Securities pledged	741	—	55	—	—	686
Total fixed maturities(3)	$22,744	$235	$1,764	$2	$39	$21,178
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2025, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$561	$557
After one year through five years	3,319	3,280
After five years through ten years	2,839	2,766
After ten years	9,520	8,367
Mortgage-backed securities	5,236	4,886
Other asset-backed securities	2,010	2,008
Fixed maturities, including securities pledged	$23,485	$21,864

As of June 30, 2025 and December 31, 2024, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

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

In the normal course of business, the Company receives cash collateral and non-cash collateral in the form of securities. If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. Securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. See Restricted Assets within the Commitments and Contingencies Note to these Condensed Consolidated Financial Statements for information regarding assets pledged and collateral received in securities lending agreements.

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	June 30, 2025	December 31, 2024
U.S. Treasuries	$22	$7
U.S. corporate public securities	338	461
Short-term Investments	48	216
Foreign corporate public securities and foreign governments	153	217
Total(1)	$561	$901
(1) As of June 30, 2025 and December 31, 2024, liabilities to return cash collateral were $552 and $581, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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

Allowance for credit losses

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Six Months Ended June 30, 2025
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$3	$17	$1	$8	$1	$30
Credit losses on securities for which credit losses were not previously recorded	1	—	—	28		29
Reductions for securities sold during the period	(3)	(17)	—	—	—	(20)
Balance as of June 30	$1	$—	$1	$36	$1	$39

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

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of June 30, 2025
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$281	$14	$131	$31	$412	$45
U.S. Government, agencies and authorities	—	—	15	1	15	1
State, municipalities and political subdivisions	2	—	356	75	358	75
U.S. corporate public securities	683	45	3,571	792	4,254	837
U.S. corporate private securities	284	3	2,140	189	2,424	192
Foreign corporate public securities and foreign governments	348	10	1,007	196	1,355	206
Foreign corporate private securities	246	2	1,089	54	1,335	56
Residential mortgage-backed	170	2	701	101	871	103
Commercial mortgage-backed	74	—	1,769	283	1,843	283
Other asset-backed	110	1	182	20	292	21
Total	$2,198	$77	$10,961	$1,742	$13,159	$1,819

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

As of June 30, 2025, the average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

As of June 30, 2025 and December 31, 2024, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments
The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired.

There were no intent impairments for the three months ended June 30, 2025. For the six months ended June 30, 2025, intent impairments were $15. There were $4 intent impairments for the three and six months ended June 30, 2024.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and six months ended June 30, 2025 and 2024, the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of June 30, 2025 and December 31, 2024, respectively.

	As of June 30, 2025
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$126	$213	$28	$—	$—	$367
2024	125	126	11	—	—	262
2023	73	142	—	—	—	215
2022	230	244	97	—	—	571
2021	202	181	62	—	—	445
Prior	2,475	167	—	—	2	2,644
Total(1)	$3,231	$1,073	$198	$—	$2	$4,504
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of June 30, 2025 and December 31, 2024, respectively.

	As of June 30, 2025
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2025	$213	$83	$71	$—	$367
2024	119	89	50	4	262
2023	129	11	64	11	215
2022	300	87	95	89	571
2021	257	7	78	103	445
Prior	1,970	308	290	76	2,644
Total	$2,988	$585	$648	$283	$4,504
(1) No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2024	$132	$71	$24	$2	$229
2023	93	118	36	9	256
2022	254	88	63	130	535
2021	203	10	88	129	430
2020	170	17	20	5	212
Prior	1,461	164	276	69	1,970
Total	$2,313	$468	$507	$344	$3,632
(1) No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of June 30, 2025 and December 31, 2024, respectively.

	As of June 30, 2025
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2025	$68	$48	$111	$21	$13	$51	$29	$13	$13	$367
2024	51	72	39	54	17	11	7	2	9	262
2023	25	36	14	74	16	26	2	20	2	215
2022	127	96	51	79	97	94	1	7	19	571
2021	83	45	94	68	97	37	11	10	—	445
Prior	591	657	547	186	181	219	49	141	73	2,644
Total	$945	$954	$856	$482	$421	$438	$99	$193	$116	$4,504

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

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of June 30, 2025 and December 31, 2024, respectively.

	As of June 30, 2025
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$101	$164	$100	$—	$2	$—	$—	$367
2024	61	136	54	11	—	—	—	262
2023	79	91	11	10	24	—	—	215
2022	104	233	190	28	10	6	—	571
2021	33	125	182	90	—	8	7	445
Prior	702	698	656	399	37	118	34	2,644
Total	$1,080	$1,447	$1,193	$538	$73	$132	$41	$4,504

	As of December 31, 2024
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$45	$119	$54	$11	$—	$—	$—	$229
2023	81	128	11	11	25	—	—	256
2022	72	230	192	26	9	6	—	535
2021	21	110	197	86	—	8	8	430
2020	48	36	49	79	—	—	—	212
Prior	436	580	426	324	48	121	35	1,970
Total	$703	$1,203	$929	$537	$82	$135	$43	$3,632

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2025	December 31, 2024
Allowance for credit losses, beginning of the period	$19	$22
Credit losses on mortgage loans for which credit losses were not previously recorded	5	—
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	1	—
Provision for expected credit losses	25	22
Write-offs	(9)	(3)
Allowance for credit losses, end of period	$16	$19

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	June 30, 2025	December 31, 2024
Current	$4,504	$3,608
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	—	24
Total	$4,504	$3,632

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of June 30, 2025, the Company had no commercial mortgage loans in non-accrual status. As of December 31, 2024, the Company had $24 of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the six months ended June 30, 2025 and the year ended December 31, 2024 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturities	$352	$303	$703	$607
Equity securities	2	2	3	3
Mortgage loans on real estate	56	47	111	95
Policy loans	2	2	4	4
Short-term investments and cash equivalents	3	2	7	5
Limited partnerships and other	39	33	59	67
Gross investment income	454	389	887	781
Less: Investment expenses	20	16	40	32
Net investment income	$434	$373	$847	$749

As of June 30, 2025 and December 31, 2024, the Company had $11 and $9, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturities, available-for-sale, including securities pledged	$(22)	$(9)	$(18)	$(25)
Fixed maturities, at fair value option	(3)	(22)	9	(85)
Equity securities, at fair value	—	—	1	2
Derivatives	(33)	20	(70)	110
Embedded derivatives within fixed maturities	2	—	6	(1)
Other derivatives	2	—	1	1
Managed custody guarantees	2	(1)	1	—
Stabilizer	1	(1)	5	(1)
Mortgage loans	1	2	(3)	3
Other investments	—	—	(1)	—
Net gains (losses)(1)	$(50)	$(11)	$(69)	$4
(1) Investment gains and losses on sales of securities are generally determined based on the amortized cost of the asset being disposed of using the specific identification method.

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds on sales	$797	$414	$1,967	$1,010
Gross gains	9	7	24	14
Gross losses	5	5	32	26

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of June 30, 2025 and December 31, 2024.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2025			December 31, 2024
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Cash flow hedges:
Interest rate contracts	10	—	—	10	—	—
Foreign exchange contracts	467	9	21	504	37	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	11,754	139	225	11,626	201	266
Foreign exchange contracts	85	—	4	44	1	—
Credit contracts	112	—	2	72	—	—
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(4)	N/A	2	—	N/A	—	4
Within reinsurance agreements(5)	N/A	16	—	N/A	—	—
MCGs(6)	N/A	—	3	N/A	—	4
Stabilizer(6)	N/A	—	10	N/A	—	15
Total		$166	$265		$239	$291
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
(2) Total carrying amount of the hedged assets and liabilities was $202 as of June 30, 2025 and December 31, 2024.
(3) Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $2 as of June 30, 2025 and December 31, 2024 on discontinued hedging relationships.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
June 30, 2025
Derivative assets	$148	$(140)	$(7)	$—	$1
Derivative liabilities	252	(140)	(95)	(14)	3
December 31, 2024
Derivative assets	239	(207)	(28)	(3)	1
Derivative liabilities	268	(207)	(54)	(6)	1
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

As of June 30, 2025, the Company held $9 and pledged $94 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2024, the Company held $31 and delivered $54 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2025, the Company delivered $142 of securities and held no securities as collateral. As of December 31, 2024, the Company delivered $133 of securities and held $3 securities as collateral.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	2025		2024
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended June 30,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income(1)	$—	$(34)	$—	$2
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	1	—	3

Six Months Ended June 30,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(47)	$—	$9
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(1)	—	2	—	5
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	2025		2024
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended June 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$434	$(50)	$373	$(11)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Interest rate contracts:
Hedged items	—	—	—	1
Derivatives designated as hedging instruments	—	—	—	(1)
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	1	—	2	1

Six Months Ended June 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$847	$(69)	$749	$4
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Interest rate contracts:
Hedged items	—	—	—	1
Derivatives designated as hedging instruments	—	—	—	(1)
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	2	—	4	1

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$(26)	$22	$(64)	$111
Foreign exchange contracts	Net gains (losses)	(6)	(1)	(5)	—
Credit contracts	Net gains (losses)	(1)	—	(1)	—
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	2	—	6	(1)
Within reinsurance agreements	Net gains (losses)	4	—	16	—
MCGs	Net gains (losses)	2	(1)	1	—
Stabilizer	Net gains (losses)	1	(1)	5	(1)
Total		$(24)	$19	$(42)	$109

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$330	$103	$—	$433
U.S. Government agencies and authorities	—	28	—	28
State, municipalities and political subdivisions	—	361	—	361
U.S. corporate public securities	—	5,605	39	5,644
U.S. corporate private securities	—	2,901	1,317	4,218
Foreign corporate public securities and foreign governments(1)	—	1,919	48	1,967
Foreign corporate private securities (1)	—	1,815	504	2,319
Residential mortgage-backed securities	—	2,690	84	2,774
Commercial mortgage-backed securities	—	2,112	—	2,112
Other asset-backed securities	—	1,940	68	2,008
Total fixed maturities, including securities pledged	330	19,474	2,060	21,864
Equity securities	9	—	51	60
Derivatives:
Interest rate contracts	8	131	—	139
Foreign exchange contracts	—	9	—	9
Embedded derivatives within reinsurance	—	—	16	16
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,167	41	21	1,229
Assets held in separate accounts	98,201	5,601	347	104,149
Total assets	$99,715	$25,256	$2,495	$127,466
Liabilities:
Stabilizer and MCGs	$—	$—	$13	$13
Derivatives:
Interest rate contracts	—	225	—	225
Foreign exchange contracts	—	25	—	25
Credit contracts	—	2	—	2
Total liabilities	$—	$252	$13	$265
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2025
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$38	$—	$1	$—	$—	$—	$—	$—	$—	$39	$—	$—
U.S. Corporate private securities	1,316	2	14	90	—	(23)	(82)	—	—	1,317	—	10
Foreign corporate public securities and foreign governments(1)	48	—	—	—	—	—	—	—	—	48	—	—
Foreign corporate private securities(1)	472	(27)	17	54	—	—	(12)	—	—	504	1	17
Residential mortgage-backed securities	61	—	—	23	—	—	—	—	—	84	—	—
Other asset-backed securities	14	—	—	55	—	—	(1)	—	—	68	—	—
Total fixed maturities, including securities pledged	1,949	(25)	32	222	—	(23)	(95)	—	—	2,060	1	27
Equity securities, at fair value	64	—	—	—	—	(13)	—	—	—	51	—	—
Stabilizers and MCGs(2)	(16)	4	—	—	(1)	—	—	—	—	(13)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	20	—	1	—	—	—	—	—	—	21	—	1
Assets held in separate accounts(4)	338	2	—	13	—	(3)	—	—	(3)	347	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2025
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$(1)	$2	$1	$—	$(10)	$—	$—	$—	$39	$—	$1
U.S. Corporate private securities	1,171	1	29	240	—	(20)	(104)	—	—	1,317	—	28
Foreign corporate public securities and foreign governments(1)	48	—	(1)	1	—	—	—	—	—	48	—	(1)
Foreign corporate private securities(1)	341	(42)	41	178	—	—	(14)	—	—	504	(14)	41
Residential mortgage-backed securities	54	(2)	—	39	—	—	—	—	(7)	84	(2)	—
Other asset-backed securities	14	—	—	57	—	—	(3)	—	—	68	—	—
Total fixed maturities, including securities pledged	1,675	(44)	71	516	—	(30)	(121)	—	(7)	2,060	(16)	69
Equity securities, at fair value	56	2	—	6	—	(13)	—	—	—	51	2	—
Stabilizer and MCGs(2)	(19)	7	—	—	(1)	—	—	—	—	(13)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	19	—	2	—	—	—	—	—	—	21	—	2
Assets held in separate accounts(4)	340	6	—	21	—	(17)	—	—	(3)	347	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2024
	Fair Value as of April 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$14	$—	$—	$—	$—	$—	$(5)	$—	$—	$9	$—	$—
U.S. Corporate private securities	1,126	—	(4)	52	—	—	(30)	—	—	1,144	—	(4)
Foreign corporate public securities and foreign governments(1)	—	—	—	12	—	—	—	—	—	12	—	—
Foreign corporate private securities(1)	367	—	(6)	16	—	(8)	(6)	—	—	363	—	(6)
Residential mortgage-backed securities	43	(4)	—	—	—	—	—	—	—	39	(3)	—
Other asset-backed securities	39	—	—	—	—	(8)	(1)	—	(13)	17	—	—
Total fixed maturities, including securities pledged	1,589	(4)	(10)	80	—	(16)	(42)	—	(13)	1,584	(3)	(10)
Equity securities, at fair value	57	(1)	—	—	—	—	—	—	—	56	(1)	—
Stabilizer and MCGs(2)	(8)	(2)	—	—	—	—	—	—	—	(10)	—	—
Assets held in separate accounts(4)	360	1	—	19	—	(12)	—	—	(5)	363	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2025 and 2024, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$21,864	$21,864	$20,134	$20,134
Equity securities	60	60	66	66
Mortgage loans on real estate	4,504	4,384	3,632	3,440
Policy loans	159	159	163	163
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,229	1,229	1,375	1,375
Derivatives	148	148	239	239
Short-term loan to affiliate(1)	313	313	100	100
Embedded derivatives within reinsurance	16	16	—	—
Other investments	105	105	94	94
Assets held in separate accounts	104,149	104,149	98,579	98,579
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	$29,390	$32,423	$25,769	$27,652
Funding agreements with fixed maturities	872	875	721	726
Supplementary contracts and immediate annuities	201	169	214	180
Stabilizer and MCGs	13	13	19	19
Derivatives	252	252	268	268
Short-term debt(3)	47	47	44	44
Long-term debt(3)	1	1	1	1
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Short-term loan to affiliate	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA
	Deferred and Individual Annuities
Balance as of January 1, 2024	$589	$321
Deferrals of commissions and expenses	57	3
Amortization expense	(46)	(26)
Balance as of December 31, 2024	$600	$298
Additions related to business acquisitions(1)	—	390
Deferrals of commissions and expenses	27	2
Amortization expense	(23)	(28)
Balance as of June 30, 2025	$604	$662
(1) As a result of the application of pushdown accounting associated with Voya acquisition of OneAmerica Financial's full-service retirement plan business, the estimated VOBA amortization is expected to increase by $21 to $29 annually for years 2025 through 2029.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2025	December 31, 2024
DAC:
Deferred and Individual Annuities	$604	$600
Other	9	9
VOBA	662	298
Total	$1,275	$907

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Deferred Group and Individual Annuity
	June 30, 2025	December 31, 2024
Balance at January 1	$25,031	$25,991
Additions related to business acquisitions(1)	3,458	—
Deposits	1,588	2,435
Fee income	(29)	(50)
Surrenders, withdrawals and benefits	(2,490)	(4,368)
Net transfers (from) to the general account(2)	392	313
Interest credited	391	710
Balance at end of period	$28,341	$25,031

Weighted-average crediting rate	2.8%	2.8%
Net amount at risk(3)	$54	$86
Cash surrender value	$27,995	$24,669
(1) In addition, $0.3 billion of acquired other investment contracts during the current year from OneAmerica Financial are reported in Other in the table below.
(2) Net transfers (from) to the general account includes transfers of $(551) and $(1,150) for 2025 and 2024, respectively, related to VRIAC-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
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

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and contract owner accounts balances on the Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2025	December 31, 2024
Deferred group and individual annuity (Contract owner account balances)	$28,341	$25,031
Non-putable funding agreements	872	721
Other (Future policy benefits and Contract owner account balances)(1)	3,764	3,516
Ending balance	$32,977	$29,268
(1) Primarily related to reinsured business and other investments contracts.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of June 30, 2025
Up to 1.00%	$62	$3,968	$4,027	$2,086	$2,213	$1,683	$14,039
1.01% - 2.00%	120	54	42	3	—	1	220
2.01% - 3.00%	5,867	202	2	34	—	—	6,105
3.01% - 4.00%	8,129	—	—	—	—	—	8,129
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	320	—	—	—	2	—	322
Total discretionary rate setting products	$14,502	$4,224	$4,071	$2,123	$2,215	$1,684	$28,819

As of December 31, 2024
Up to 1.00%	$8	$4,010	$3,671	$1,688	$1,533	$925	$11,835
1.01% - 2.00%	110	56	44	4	—	1	215
2.01% - 3.00%	5,833	31	1	—	—	—	5,865
3.01% - 4.00%	7,291	—	—	—	—	—	7,291
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	341	—	—	—	2	—	343
Total discretionary rate setting products	$13,587	$4,097	$3,716	$1,692	$1,535	$926	$25,553
(1) The table includes contracts acquired as a result of the OneAmerica Financial's acquisition completed in the first quarter of 2025. Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after June 30, 2025 and December 31, 2024 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7. Reinsurance

As of June 30, 2025, the Company has reinsurance treaties with three unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed (1)	Ceded	Total, Net of Reinsurance
June 30, 2025
Assets
Premium receivable	$1	$—	$—	$1
Reinsurance recoverable, net of allowance for credit losses	—	—	2,483	2,483
Total	$1	$—	$2,483	$2,484
Liabilities
Future policy benefits and contract owner account balances	$29,419	$3,558	$—	$32,977
Total	$29,419	$3,558	$—	$32,977

December 31, 2024
Assets
Premium receivable	$1	$—	$(1)	$—
Reinsurance recoverable, net of allowance for credit losses	—	—	2,560	2,560
Total	$1	$—	$2,559	$2,560
Liabilities
Future policy benefits and contract owner account balances	$29,133	$135	$—	$29,268
Total	$29,133	$135	$—	$29,268
(1) As of June 30, 2025, Future policy benefits and contract owner account balances include $3.4 billion of investment contracts assumed related to the acquisition of OneAmerica Financial's full-service retirement plan business.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Fee income:
Direct Fee Income	$296	$280	$590	$552
Reinsurance assumed	21	—	43	—
Reinsurance ceded	—	—	—	—
Net fee income	$317	$280	$633	$552

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$200	$205	$412	$411
Reinsurance assumed	24	1	48	2
Reinsurance ceded	(15)	(12)	(44)	(37)
Net interest credited and other benefits to contract owners / policyholders	$209	$194	$416	$376

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

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of June 30, 2025 and December 31, 2024, the Company had a deposit asset net of the allowance for credit losses of $0.8 billion and $0.9 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.9 billion as of June 30, 2025, which was recorded in Other assets on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Separate Accounts

The following tables present a rollforward of separate account liabilities for the stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	June 30, 2025			December 31, 2024
	Stabilizer(1)	Deferred Annuity	Total	Stabilizer(1)	Deferred Annuity	Total
Balance at January 1	$6,901	$89,837	$96,738	$7,175	$81,440	$88,615
Premiums and deposits	593	5,520	6,113	891	9,955	10,846
Fee income	(15)	(239)	(254)	(33)	(474)	(507)
Surrenders, withdrawals and benefits	(623)	(5,891)	(6,514)	(1,376)	(12,415)	(13,791)
Net transfers (from) to separate accounts	—	(943)	(943)	—	(1,463)	(1,463)
Investment performance	296	6,447	6,743	244	12,794	13,038
Balance at end of period	$7,152	$94,731	$101,883	$6,901	$89,837	$96,738
Reconciliation to Condensed Consolidated Balance Sheets:

Other variable products liabilities	2,266	1,841
Total Separate Account liabilities	$104,149	$98,579
(1) Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for deferred annuity products was $94,710 and $89,817 as of June 30, 2025 and December 31, 2024, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	June 30, 2025	December 31, 2024
U.S. Treasury securities and obligations of U.S. government, corporations and agencies	$979	$913
Corporate and foreign debt securities	2,544	2,493
Mortgage-backed securities	3,134	3,087
Equity securities (including mutual funds)	96,564	91,588
Cash, cash equivalents and short-term investments	522	437
Receivable for securities and accruals	406	61
Total	$104,149	$98,579

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) ("AOCI") as of the dates indicated:

	June 30, 2025	June 30, 2024
Fixed maturities, net of impairment	$(1,584)	$(2,064)
Derivatives(1)	3	59
Change in current discount rate	(292)	(317)
Deferred income tax asset (liability)(2)	522	616
Total	(1,351)	(1,706)
Pension and other postretirement benefits liability, net of tax	1	2
AOCI	$(1,350)	$(1,704)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of June 30, 2025, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $7.
(2) The Company uses the portfolio method to determine when stranded tax benefits (or detriments) are released from AOCI.

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended June 30, 2025
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$143		$(30)	$113
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(1)		1	—
Change in unrealized gains (losses) on available-for-sale securities	142		(29)	113

Derivatives:
Derivatives	(34)	(1)	7	(27)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(2)		—	(2)
Change in unrealized gains (losses) on derivatives	(36)		7	(29)

Change in current discount rate	9		(2)	7
Change in AOCI	$115		$(24)	$91
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2025
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$386		$(81)	$305
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	26		(5)	21
Change in unrealized gains (losses) on available-for-sale securities	412		(86)	326

Derivatives:
Derivatives	(47)	(1)	10	(37)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains (losses) on derivatives	(53)		11	(42)

Change in current discount rate	13		(3)	10
Change in AOCI	$372		$(78)	$294
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Three Months Ended June 30, 2024
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(140)		$30	$(110)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	4		(1)	3
Change in unrealized gains (losses) on available-for-sale securities	(136)		29	(107)

Derivatives:
Derivatives	2	(1)	(1)	1
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	(2)		—	(2)

Change in current discount rate	8		(2)	6
Change in AOCI	$(130)		$27	$(103)

(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2024
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(253)		$53	$(200)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	17		(4)	13
Change in unrealized gains (losses) on available-for-sale securities	(236)		49	(187)

Derivatives:
Derivatives	9	(1)	(2)	7
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(8)		2	(6)
Change in unrealized gains (losses) on derivatives	1		—	1

Change in current discount rate	17		(4)	13
Change in AOCI	$(218)		$45	$(173)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

10.    Revenue from Contracts with Customers

Financial services revenue is disaggregated by type of service in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advisory and recordkeeping and administration	$153	$143	$304	$276
Distribution and shareholder servicing	18	19	36	39
Total financial services revenue	171	162	340	315
Revenue from other sources(1)	165	135	332	265
Total Fee income and Other revenue	$336	$297	$672	$580

(1) Primarily consists of revenue from insurance contracts and financial instruments.

Receivables of $83 and $109 are included in Other assets on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

11.    Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2025 was 12.7% and 13.0%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

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

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of June 30, 2025, the Company had net unrealized capital losses on investments of $1.6 billion in AOCI. The company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs and did not establish a valuation allowance.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes changes to the Internal Revenue Code. The Company is still assessing, but does not anticipate that the OBBBA will result in a material impact to the financial statements.

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

Under this agreement, the Company incurred $1 interest expense for the three and six months ended June 30, 2025, and immaterial and $1 interest expense for the three and six months ended June 30, 2024, respectively. The Company earned $7 and $12 of interest income for the three and six months ended June 30, 2025, respectively, and $7 and $14 of interest income for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, VRIAC had an outstanding receivable of $313 and VIPS had an outstanding payable of $47 under the reciprocal loan agreement. As of December 31, 2024, VRIAC had an outstanding receivable of $100 and VIPS had an outstanding payable of $44 under the reciprocal loan agreement.

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

As of June 30, 2025, the Company had off-balance sheet commitments to acquire mortgage loans of $158 and purchase limited partnerships and private placement investments of $1,697.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, letter of credit ("LOC") and derivative transactions as described further in this note.

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	June 30, 2025	December 31, 2024
Fixed maturity collateral pledged to FHLB(1)	$1,510	$1,238
FHLB restricted stock(2)	40	34
Other fixed maturities-state deposits	12	8
Cash and cash equivalents	2	2
Securities pledged(3)	686	1,089
Total restricted assets	$2,250	$2,371
(1) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $544 and $871 as of June 30, 2025 and December 31, 2024, respectively. In addition, as of June 30, 2025 and December 31, 2024, the Company delivered securities as collateral of $142 and $133, respectively, and repurchase agreements of $0 and $85, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2025 and December 31, 2024, the Company had $872 and $721, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2025, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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

For the three and six months ended June 30, 2025, revenues received from affiliates related to these agreements were $36 and $57, respectively. For the three and six months ended June 30, 2024, revenues with affiliated entities related to these agreements were $21and $42, respectively.

For the three and six months ended June 30, 2025, expenses with affiliated entities related to the aforementioned operating agreements were $146 and $286, respectively. For the three and six months ended June 30, 2024, expenses with affiliated entities related to the aforementioned operating agreements were $138 and $288, respectively.

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

The following discussion and analysis presents a review of our results of operations for the three and six months ended June 30, 2025 and 2024 and financial condition as of June 30, 2025 and December 31, 2024. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K.

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

In the first and second quarters of 2025, new tariffs were announced on major U.S. trading partners, who have in turn responded with retaliatory actions. While many of these tariffs have been put on hold, there is significant uncertainty about the future direction of trade policies between the U.S. and its partners. This in turn has led to a significant increase in volatility across financial markets and has created more uncertainty in the economic outlook. We describe how such macroeconomic developments, risks, and uncertainties may impact the Company in Risk Factors in Part I, Item 1A, and in Management's Narrative Analysis of the Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

($ in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues:
Net investment income	$434	$373	$61	$847	$749	$98
Fee income	317	280	37	633	552	81
Premiums	(4)	(2)	(2)	(5)	(2)	(3)
Net gains (losses)	(50)	(11)	(39)	(69)	4	(73)
Other revenue	19	17	2	39	28	11
Total revenues	716	657	59	1,445	1,331	114
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	209	194	15	416	376	40
Operating expenses	323	281	42	646	585	61
Net amortization of DAC and VOBA	26	19	7	51	37	14
Interest expense	—	1	(1)	1	1	—
Total benefits and expenses	558	495	63	1,114	999	115
Income before income taxes	158	162	(4)	331	332	(1)
Income tax expense (benefit)	20	21	(1)	43	31	12
Net income	$138	$141	$(3)	$288	$301	$(13)

Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

Revenues

Net investment income increased by $61 million from $373 million to $434 million primarily due to:

•income from acquired OneAmerica assets;
•overall market impacts to limited partnership valuations;
•active portfolio management; and
•interest rate movements.

The increase was partially offset by:

•higher investment expenses reflecting the additional OneAmerica assets.

Fee income increased by $37 million from $280 million to $317 million primarily due to:

•acquired OneAmerica assets; and
•higher average equity markets and strong commercial momentum.

Net gains (losses) decreased by $39 million from a loss of $11 million to a loss of $50 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•higher credit allowances on private available-for-sale fixed maturity securities.

The unfavorable change was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Benefits and Expenses

Operating expenses increased by $42 million from $281 million to $323 million primarily due to:

•acquired business from OneAmerica; and
•investments in business growth.

Net amortization of DAC and VOBA increased by $7 million from $19 million to $26 million primarily due to:

•the amortization of VOBA asset acquired from the OneAmerica transaction.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

Revenues

Net investment income increased by $98 million from $749 million to $847 million primarily due to:

•income from acquired OneAmerica assets;
•active portfolio management; and
•interest rate movements.

The increase was partially offset by:

•higher investment expenses reflecting the additional OneAmerica assets: and
•overall market impacts to limited partnership valuations.

Fee income increased by $81 million from $552 million to $633 million primarily due to:

•acquired OneAmerica assets; and
•higher average equity markets and strong commercial momentum.

Net gains (losses) changed $73 million from a gain of $4 million to a loss of $69 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•higher credit allowances on private available-for-sale fixed maturity securities.

The unfavorable change was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $40 million from $376 million to $416 million primarily due to:

•interest credited associated with acquired OneAmerica spread-based assets.

Operating expenses increased by $61 million from $585 million to $646 million primarily due to:

•acquired business from OneAmerica; and
•investments in business growth.

Net amortization of DAC and VOBA increased by $14 million from $37 million to $51 million primarily due to:

•the amortization of VOBA asset acquired from the OneAmerica transaction.

Income Tax Expense

Income tax expense increased by $12 million from $31 million to $43 million primarily due to:

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
We hold approximately 44.9% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory admitted assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of admitted assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of June 30, 2025, VRIAC had securities lending collateral assets of $552 million, which represents approximately 0.4% of its general account statutory admitted assets. As of December 31, 2024, VRIAC had securities lending collateral assets of $581 million, which represents approximately 0.5% of its general account statutory admitted assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2025, VRIAC recognized $175 million in Additional paid-in capital as a result of the application of pushdown accounting associated with the Company's ultimate parent, Voya Financial, acquisition of OneAmerica Financial's full-service retirement plan business. During the six months ended June 30, 2024, VRIAC did not receive any capital contribution from its Parent. During the six months ended June 30, 2025 and 2024, VRIAC paid ordinary dividends to its Parent of $394 million and $473 million, respectively.

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

Our financial strength rating as of the date of this Quarterly Report on Form 10-Q are summarized in the following table.

Rating Agency
	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("Fitch")(1)	("Moody's")(2)	("S&P")(3)
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A+/stable	A2/stable	A+/stable
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

For further information, refer to the critical accounting estimates described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

As of June 30, 2025, there have been no material changes to the disclosures made in Critical Accounting Judgments and Estimates in Part II., Item 7. of our Annual Report on Form 10-K.

Income Taxes

In August 2022, the Inflation Reduction Act of 2022 was signed into law, which includes a 15% corporate alternative minimum tax ("CAMT"). The CAMT is effective in taxable years beginning after December 31, 2022. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While we do not expect to be subject to the CAMT for 2025, we are continuing to review the proposed regulations, and our CAMT determination will need to be evaluated in light of future guidance.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes changes to the Internal Revenue Code. We are still assessing, but do not anticipate that the OBBBA will result in a material impact to the financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K.

Item 6.    Exhibits

See Exhibit Index on the following page.

Voya Retirement Insurance and Annuity Company

Exhibit Index
Exhibit No.	Description of Exhibit
31.1+	Certificate of Tony D. Oh pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Jay S. Kaduson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Tony D. Oh pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Jay S. Kaduson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2025			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Tony D. Oh
Tony D. Oh
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

