Form 10-Q
period 2025-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2025-11-12
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of November 7, 2025, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2025

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market and geopolitical risks, including general economic conditions, impacts of a U.S. government shutdown, interest rates, inflation, tariffs imposed or threatened by the U.S. or foreign governments and our ability to manage such risks; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through lending programs; (iii) strategic and business risks, including our ability to maintain market share or otherwise manage our third party relationships; (iv) investment risks, including the ability to achieve desired returns or liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; and (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

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
Condensed Consolidated Balance Sheets
September 30, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,623 and $19,743 as of 2025 and 2024, respectively; net of allowance for credit losses of $39 and $30 as of 2025 and 2024, respectively)	$20,397	$17,848
Fixed maturities, at fair value using the fair value option	1,168	1,197
Equity securities, at fair value	74	66
Short-term investments	33	20
Mortgage loans on real estate (net of allowance for credit losses of $17 and $19 as of 2025 and 2024, respectively)	4,412	3,613
Policy loans	159	163
Limited partnerships/corporations	1,309	1,227
Derivatives	142	239
Securities pledged (amortized cost of $1,106 and $1,223 as of 2025 and 2024, respectively)	1,000	1,089
Other investments	117	94
Total investments	28,811	25,556
Cash and cash equivalents	320	516
Short-term investments under securities loan agreements, including collateral delivered	828	839
Accrued investment income	311	276
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2025 and 2024)	2,460	2,560
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	1,265	907
Deferred income taxes	502	662
Other assets (net of allowance for credit losses of $0 as of 2025 and 2024)	2,638	1,396
Assets held in separate accounts	108,695	98,579
Total assets	$145,830	$131,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
Liabilities:
Future policy benefits and contract owner account balances	$32,902	$29,268
Payables under securities loan and repurchase agreements, including collateral held	938	897
Due to affiliates	94	100
Derivatives	238	268
Other liabilities	676	639
Liabilities related to separate accounts	108,695	98,579
Total liabilities	143,543	129,751

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock ($50 par value per share, 100,000 shares authorized, 55,000 issued and outstanding as of 2025 and 2024)	3	3
Additional paid-in capital	2,929	2,754
Accumulated other comprehensive income (loss)	(1,116)	(1,644)
Retained earnings (deficit)	471	427
Total shareholder's equity	2,287	1,540
Total liabilities and shareholder's equity	$145,830	$131,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net investment income	$435	$361	$1,282	$1,110
Fee income	344	289	977	841
Premiums	1	6	(4)	4
Net gains (losses)	(30)	(26)	(99)	(22)
Other revenue	18	19	57	47
Total revenues	768	649	2,213	1,980
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	243	208	659	584
Operating expenses	326	290	972	875
Net amortization of DAC and VOBA	25	18	76	55
Interest expense	1	—	2	1
Total benefits and expenses	595	516	1,709	1,515
Income before income taxes	173	133	504	465
Income tax expense (benefit)	23	15	66	46
Net income	$150	$118	$438	$419

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$150	$118	$438	$419
Other comprehensive income (loss), before tax:
Change in current discount rate	5	4	18	21
Unrealized gains (losses) on investments	291	728	650	493
Other comprehensive income (loss), before tax	296	732	668	514
Income tax expense (benefit) related to items of other comprehensive income (loss)	62	153	140	108
Other comprehensive income (loss), after tax	234	579	528	406
Comprehensive income	$384	$697	$966	$825

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at July 1, 2025	$3	$2,929	$(1,350)	$321	$1,903
Comprehensive income:
Net income	—	—	—	150	150
Other comprehensive income, after tax	—	—	234	—	234
Total comprehensive income					384
Balance as of September 30, 2025	$3	$2,929	$(1,116)	$471	$2,287

Balance as of July 1, 2024	$3	$2,754	$(1,704)	$142	$1,195
Comprehensive income:
Net income	—	—	—	118	118
Other comprehensive income, after tax	—	—	579	—	579
Total comprehensive income					697
Balance as of September 30, 2024	$3	$2,754	$(1,125)	$260	$1,892

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2025	$3	$2,754	$(1,644)	$427	$1,540
Comprehensive income:
Net income	—	—	—	438	438
Other comprehensive income, after tax	—	—	528	—	528
Total comprehensive income					966
Impact of pushdown accounting related to business acquisition	—	175	—	—	175
Dividends paid and distributions of capital	—	—	—	(394)	(394)
Balance as of September 30, 2025	$3	$2,929	$(1,116)	$471	$2,287

Balance as of January 1, 2024	$3	$2,770	$(1,531)	$298	$1,540
Comprehensive income:
Net income	—	—	—	419	419
Other comprehensive income, after tax	—	—	406	—	406
Total comprehensive income					825
Dividends paid and distributions of capital	—	(16)	—	(457)	(473)
Balance as of September 30, 2024	$3	$2,754	$(1,125)	$260	$1,892

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,107	$995
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,964	2,910
Equity securities	16	—
Mortgage loans on real estate	513	470
Limited partnerships/corporations	58	61
Acquisition of:
Fixed maturities	(5,253)	(2,355)
Equity securities	(28)	—
Mortgage loans on real estate	(524)	(196)
Limited partnerships/corporations	(156)	(131)
Short-term investments, net	46	85
Derivatives, net	(30)	33
Short-term loan to affiliate, net	(249)	140
Collateral received (delivered), net	51	(7)
Receipts on deposit asset contracts	86	165
Cash and cash equivalents acquired from business acquisition	274	—
Other, net	(4)	(3)
Net cash provided by (used in) investing activities	(236)	1,172
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,443	1,534
Maturities and withdrawals from investment contracts	(3,125)	(2,997)
Dividends paid and distributions of capital	(394)	(473)
Other, net	9	19
Net cash provided by (used in) financing activities	(1,067)	(1,917)
Net increase (decrease) in cash and cash equivalents	(196)	250
Cash and cash equivalents, beginning of period	516	186
Cash and cash equivalents, end of period	$320	$436

Supplemental cash flow information
Equity impact of pushdown accounting related to business acquisition	$175	$—

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2025:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$463	$—	$41	$—	$—	$422
U.S. Government agencies and authorities	29	—	1	—	—	28
State, municipalities and political subdivisions	434	—	67	—	—	367
U.S. corporate public securities	6,579	89	732	—	—	5,936
U.S. corporate private securities	4,448	66	166	—	1	4,347
Foreign corporate public securities and foreign governments(1)	2,271	46	171	—	1	2,145
Foreign corporate private securities(1)	2,315	45	44	—	36	2,280
Residential mortgage-backed securities	3,180	39	97	3	—	3,125
Commercial mortgage-backed securities	2,241	4	266	—	—	1,979
Other asset-backed securities	1,937	19	19	—	1	1,936
Total fixed maturities, including securities pledged	23,897	308	1,604	3	39	22,565
Less: Securities pledged	1,106	—	106	—	—	1,000
Total fixed maturities(3)	$22,791	$308	$1,498	$3	$39	$21,565
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2025, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$591	$588
After one year through five years	3,139	3,119
After five years through ten years	2,928	2,890
After ten years	9,881	8,928
Mortgage-backed securities	5,421	5,104
Other asset-backed securities	1,937	1,936
Fixed maturities, including securities pledged	$23,897	$22,565

As of September 30, 2025 and December 31, 2024, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

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

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	September 30, 2025	December 31, 2024
U.S. Treasuries	$35	$7
U.S. corporate public securities	414	461
Short-term investments	—	216
Foreign corporate public securities and foreign governments	185	217
Total(1)	$634	$901
(1) As of September 30, 2025 and December 31, 2024, liabilities to return cash collateral were $610 and $581, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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

Allowance for credit losses

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Nine Months Ended September 30, 2025
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$3	$17	$1	$8	$1	$30
Credit losses on securities for which credit losses were not previously recorded	1	—	—	28		29
Reductions for securities sold during the period	(3)	(17)	—	—	—	(20)
Balance as of September 30	$1	$—	$1	$36	$1	$39

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

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of September 30, 2025
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$97	$2	$236	$39	$333	$41
U.S. Government, agencies and authorities	—	—	15	1	15	1
State, municipalities and political subdivisions	4	—	361	67	365	67
U.S. corporate public securities	452	24	3,572	708	4,024	732
U.S. corporate private securities	157	3	2,009	163	2,166	166
Foreign corporate public securities and foreign governments	142	3	991	168	1,133	171
Foreign corporate private securities	67	1	950	43	1,017	44
Residential mortgage-backed	206	3	690	94	896	97
Commercial mortgage-backed	52	—	1,581	266	1,633	266
Other asset-backed	101	1	162	18	263	19
Total	$1,278	$37	$10,567	$1,567	$11,845	$1,604

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

As of September 30, 2025, the average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

As of September 30, 2025 and December 31, 2024, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Evaluating Securities for Impairments
The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, in accordance with its impairment policy in order to evaluate whether such investments are impaired.

There were no intent impairments for the three months ended September 30, 2025. For the nine months ended September 30, 2025, intent impairments were $15. There were $1 and $5 intent impairments for the three and nine months ended September 30, 2024, respectively.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and nine months ended September 30, 2025 and 2024, the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of September 30, 2025 and December 31, 2024, respectively.

	As of September 30, 2025
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$193	$251	$42	$—	$—	$486
2024	135	126	11	—	—	272
2023	73	137	—	—	—	210
2022	226	243	83	—	—	552
2021	199	171	59	—	—	429
Prior	2,323	155	—		2	2,480
Total(1)	$3,149	$1,083	$195	$—	$2	$4,429
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of September 30, 2025 and December 31, 2024, respectively.

	As of September 30, 2025
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2025	$249	$141	$82	$14	$486
2024	117	79	71	5	272
2023	129	14	63	4	210
2022	296	105	62	89	552
2021	255	20	61	93	429
Prior	1,829	355	225	71	2,480
Total	$2,875	$714	$564	$276	$4,429
(1) No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2024
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2024	$132	$71	$24	$2	$229
2023	93	118	36	9	256
2022	254	88	63	130	535
2021	203	10	88	129	430
2020	170	17	20	5	212
Prior	1,461	164	276	69	1,970
Total	$2,313	$468	$507	$344	$3,632
(1) No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of September 30, 2025 and December 31, 2024, respectively.

	As of September 30, 2025
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2025	$93	$67	$134	$37	$32	$51	$34	$18	$20	$486
2024	51	76	39	58	17	11	7	2	11	272
2023	25	36	14	70	16	25	2	20	2	210
2022	126	75	54	79	97	94	1	7	19	552
2021	83	46	91	55	96	37	11	10	—	429
Prior	561	628	531	170	171	215	48	86	70	2,480
Total	$939	$928	$863	$469	$429	$433	$103	$143	$122	$4,429

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

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of September 30, 2025 and December 31, 2024, respectively.

	As of September 30, 2025
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$139	$228	$114	$—	$2	$3	$—	$486
2024	60	146	55	11	—	—	—	272
2023	79	91	6	10	24	—	—	210
2022	104	235	169	28	10	6	—	552
2021	33	123	169	89	—	7	8	429
Prior	615	650	648	383	34	117	33	2,480
Total	$1,030	$1,473	$1,161	$521	$70	$133	$41	$4,429

	As of December 31, 2024
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$45	$119	$54	$11	$—	$—	$—	$229
2023	81	128	11	11	25	—	—	256
2022	72	230	192	26	9	6	—	535
2021	21	110	197	86	—	8	8	430
2020	48	36	49	79	—	—	—	212
Prior	436	580	426	324	48	121	35	1,970
Total	$703	$1,203	$929	$537	$82	$135	$43	$3,632

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes activity in the allowance for credit losses for commercial mortgage loans for the periods indicated:

	September 30, 2025	December 31, 2024
Allowance for credit losses, beginning of the period	$19	$22
Credit losses on mortgage loans for which credit losses were not previously recorded	6	—
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	1	—
Provision for expected credit losses	26	22
Write-offs	(9)	(3)
Allowance for credit losses, end of period	$17	$19

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	September 30, 2025	December 31, 2024
Current	$4,358	$3,608
30-59 days past due	44	—
60-89 days past due	—	—
Greater than 90 days past due	27	24
Total	$4,429	$3,632

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of September 30, 2025 and December 31, 2024, the Company had $71 and $24 respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the nine months ended September 30, 2025 and the year ended December 31, 2024 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturities	$351	$305	$1,054	$912
Equity securities	2	2	5	5
Mortgage loans on real estate	57	45	168	140
Policy loans	2	2	6	6
Short-term investments and cash equivalents	4	3	11	8
Limited partnerships and other	39	22	98	89
Gross investment income	$455	$379	$1,342	$1,160
Less: Investment expenses	20	18	60	50
Net investment income	$435	$361	$1,282	$1,110

As of September 30, 2025 and December 31, 2024, the Company had $3 and $9, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturities, available-for-sale, including securities pledged	$13	$18	$(5)	$(7)
Fixed maturities, at fair value option	(48)	62	(39)	(23)
Equity securities, at fair value	(5)	2	(4)	4
Derivatives	5	(106)	(65)	4
Embedded derivatives within fixed maturities	1	2	7	1
Other derivatives	(3)	—	(2)	1
Managed custody guarantees	2	6	3	6
Stabilizer	5	(6)	10	(7)
Mortgage loans	(2)	(4)	(5)	(1)
Other investments	2	—	1	—
Net gains (losses)(1)	$(30)	$(26)	$(99)	$(22)
(1) Investment gains and losses on sales of securities are generally determined based on the amortized cost of the asset being disposed of using the specific identification method.

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds on sales	$896	$504	$2,863	$1,514
Gross gains	9	18	33	32
Gross losses	7	2	39	28

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of September 30, 2025 and December 31, 2024.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2025			December 31, 2024
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Cash flow hedges:
Interest rate contracts	270	1	—	10	—	—
Foreign exchange contracts	433	9	16	504	37	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	12,596	131	221	11,626	201	266
Foreign exchange contracts	94	1	1	44	1	—
Credit contracts	61	—	—	72	—	—
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(4)	N/A	3	—	N/A	—	4
Within reinsurance agreements(5)	N/A	29	—	N/A	—	—
MCGs(6)	N/A	—	1	N/A	—	4
Stabilizer(6)	N/A	—	5	N/A	—	15
Total		$174	$244		$239	$291
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
(2) Total carrying amount of the hedged assets and liabilities was $202 as of September 30, 2025 and December 31, 2024.
(3) Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $2 as of September 30, 2025 and December 31, 2024 on discontinued hedging relationships.
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

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
September 30, 2025
Derivative assets	$142	$(138)	$(4)	$—	$—
Derivative liabilities	238	(138)	(87)	(9)	4
December 31, 2024
Derivative assets	239	(207)	(28)	(3)	1
Derivative liabilities	268	(207)	(54)	(6)	1
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

As of September 30, 2025, the Company held $4 and pledged $87 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2024, the Company held $31 and delivered $54 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2025, the Company delivered $189 of securities and held no securities as collateral. As of December 31, 2024, the Company delivered $133 of securities and held $3 securities as collateral.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	2025		2024
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended September 30,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income(1)	$—	$6	$—	$(23)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	—	1	—	4

Nine Months Ended September 30,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income	$—	$(41)	$—	$(14)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income(1)	—	3	—	9
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	2025		2024
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$435	$(30)	$361	$(26)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Interest rate contracts:
Hedged items	—	—	—	7
Derivatives designated as hedging instruments	—	—	—	(7)
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	1	—	2	2

Nine Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,282	$(99)	$1,110	$(22)
Derivatives: Qualifying for hedge accounting
Fair value hedges:
Interest rate contracts:
Hedged items	—	—	—	8
Derivatives designated as hedging instruments	—	—	—	(8)
Foreign exchange contracts:
Gain (loss) reclassified from accumulated other comprehensive income into income	3	—	6	3

The location and effect of derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$4	$(101)	$(60)	$10
Foreign exchange contracts	Net gains (losses)	2	(2)	(3)	(2)
Credit contracts	Net gains (losses)	(1)	1	(2)	1
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	1	2	7	1
Within reinsurance agreements	Net gains (losses)	13	—	29	—
MCGs	Net gains (losses)	2	6	3	6
Stabilizer	Net gains (losses)	5	(6)	10	(7)
Total		$26	$(100)	$(16)	$9

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$326	$96	$—	$422
U.S. Government agencies and authorities	—	28	—	28
State, municipalities and political subdivisions	—	367	—	367
U.S. corporate public securities	—	5,886	50	5,936
U.S. corporate private securities	—	2,911	1,436	4,347
Foreign corporate public securities and foreign governments(1)	—	2,096	49	2,145
Foreign corporate private securities (1)	—	1,808	472	2,280
Residential mortgage-backed securities	—	3,064	61	3,125
Commercial mortgage-backed securities	—	1,979	—	1,979
Other asset-backed securities	—	1,771	165	1,936
Total fixed maturities, including securities pledged	326	20,006	2,233	22,565
Equity securities	22	—	52	74
Derivatives:
Interest rate contracts	1	131	—	132
Foreign exchange contracts	—	10	—	10
Embedded derivatives within reinsurance	—	29	—	29
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,147	26	8	1,181
Assets held in separate accounts	102,964	5,359	372	108,695
Total assets	$104,460	$25,561	$2,665	$132,686
Liabilities:
Stabilizer and MCGs	$—	$—	$6	$6
Derivatives:
Interest rate contracts	3	218	—	221
Foreign exchange contracts	—	17	—	17
Total liabilities	$3	$235	$6	$244
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2025
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$39	$—	$—	$12	$—	$—	$—	$—	$(1)	$50	$—	$—
U.S. Corporate private securities	1,317	—	12	210	—	(24)	(79)	—	—	1,436	—	12
Foreign corporate public securities and foreign governments(1)	48	—	1	—	—	—	—	—	—	49	—	1
Foreign corporate private securities(1)	504	2	—	27	—	—	(61)	—	—	472	—	3
Residential mortgage-backed securities	84	(1)	—	—	—	—	—	—	(22)	61	(2)	—
Other asset-backed securities	68	—	1	111	—	(10)	(2)	—	(3)	165	—	1
Total fixed maturities, including securities pledged	2,060	1	14	360	—	(34)	(142)	—	(26)	2,233	(2)	17
Equity securities, at fair value	51	1	—	—	—	—	—	—	—	52	1	—
Stabilizers and MCGs(2)	(13)	5	—	—	—	—	2	—	—	(6)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	21	1	(1)	—	—	—	(13)	—	—	8	—	—
Assets held in separate accounts(4)	347	2	—	36	—	(10)	—	—	(3)	372	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2025
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$(1)	$2	$12	$—	$(10)	$—	$—	$—	$50	$—	$1
U.S. Corporate private securities	1,171	2	42	441	—	(43)	(177)	—	—	1,436	—	39
Foreign corporate public securities and foreign governments(1)	48	—	1	—	—	—	—	—	—	49	—	1
Foreign corporate private securities(1)	341	(39)	41	205	—	—	(76)	—	—	472	(14)	40
Residential mortgage-backed securities	54	(4)	—	18	—	—	—	—	(7)	61	(4)	—
Other asset-backed securities	14	—	1	166	—	(10)	(6)	—	—	165	—	1
Total fixed maturities, including securities pledged	1,675	(42)	87	842	—	(63)	(259)	—	(7)	2,233	(18)	82
Equity securities, at fair value	56	3	—	6	—	(13)	—	—	—	52	3	—
Stabilizer and MCGs(2)	(19)	12	—	—	(1)	—	2	—	—	(6)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreements	19	1	—	—	—	—	(12)	—	—	8	—	—
Assets held in separate accounts(4)	340	8	—	57	—	(27)	—	—	(6)	372	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2024
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$9	$—	$(1)	$—	$—	$—	$—	$—	$—	$8	$—	$(1)
U.S. Corporate private securities	1,144	(2)	44	86	—	(1)	(64)	—	(89)	1,118	1	42
Foreign corporate public securities and foreign governments(1)	12	—	—	8	—	(12)	—	—	—	8	—	—
Foreign corporate private securities(1)	363	1	1	16	—	—	(2)	—	—	379	1	2
Residential mortgage-backed securities	39	4	—	12	—	—	—	—	—	55	4	—
Other asset-backed securities	17	—	—	3	—	—	(2)	—	—	18	—	—
Total fixed maturities, including securities pledged	1,584	3	44	125	—	(13)	(68)	—	(89)	1,586	6	43
Equity securities, at fair value	56	2	—	—	—	—	—	—	—	58	2	—
Stabilizer and MCGs(2)	(10)	—	—	—	—	—	—	—	—	(10)	—	—
Assets held in separate accounts(4)	363	11	—	12	—	(9)	—	—	(29)	348	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2025 and 2024, the transfers in and out of Level 3 for fixed maturities were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,565	$22,565	$20,134	$20,134
Equity securities	74	74	66	66
Mortgage loans on real estate	4,429	4,338	3,632	3,440
Policy loans	159	159	163	163
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,181	1,181	1,375	1,375
Derivatives	142	142	239	239
Short-term loan to affiliate(1)	349	349	100	100
Embedded derivatives within reinsurance	29	29	—	—
Other investments	117	117	94	94
Assets held in separate accounts	108,695	108,695	98,579	98,579
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	$29,249	$32,637	$25,769	$27,652
Funding agreements with fixed maturities	973	977	721	726
Supplementary contracts and immediate annuities	196	172	214	180
Stabilizer and MCGs	6	6	19	19
Derivatives	238	238	268	268
Short-term debt(3)	54	54	44	44
Long-term debt(3)	—	—	1	1
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Short-term loan to affiliate	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA
	Deferred and Individual Annuities
Balance as of January 1, 2024	$589	$321
Deferrals of commissions and expenses	57	3
Amortization expense	(46)	(26)
Balance as of December 31, 2024	$600	$298
Additions related to business acquisitions(1)	—	390
Deferrals of commissions and expenses	41	3
Amortization expense	(34)	(42)
Balance as of September 30, 2025	$607	$649
(1) As a result of the application of pushdown accounting associated with Voya acquisition of OneAmerica Financial's full-service retirement plan business, the estimated VOBA amortization is expected to increase from the 2024 amount by $21 to $29 annually for years 2025 through 2029.

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2025	December 31, 2024
DAC:
Deferred and Individual Annuities	$607	$600
Other	9	9
VOBA	649	298
Total	$1,265	$907

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Deferred Group and Individual Annuity
	September 30, 2025	December 31, 2024
Balance at January 1	$25,031	$25,991
Additions related to business acquisitions(1)	3,458	—
Deposits	2,349	2,435
Fee income	(45)	(50)
Surrenders, withdrawals and benefits	(3,614)	(4,368)
Net transfers (from) to the general account(2)	452	313
Interest credited	590	710
Balance at end of period	$28,221	$25,031

Weighted-average crediting rate	2.8%	2.8%
Net amount at risk(3)	$63	$86
Cash surrender value	$27,868	$24,669
(1) In addition, $0.3 billion of acquired other investment contracts during the current year from OneAmerica Financial are reported in Other in the table below.
(2) Net transfers (from) to the general account includes transfers of $(750) and $(1,150) for 2025 and 2024, respectively, related to VRIAC-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
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

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and contract owner accounts balances on the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2025	December 31, 2024
Deferred group and individual annuity (Contract owner account balances)	$28,221	$25,031
Non-putable funding agreements	973	721
Other (Future policy benefits and Contract owner account balances)(1)	3,708	3,516
Ending balance	$32,902	$29,268
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of September 30, 2025
Up to 1.00%	$60	$3,783	$4,032	$2,168	$2,184	$1,825	$14,052
1.01% - 2.00%	118	54	41	3	—	1	217
2.01% - 3.00%	5,837	182	17	33	—	—	6,069
3.01% - 4.00%	8,024	—	—	—	—	—	8,024
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	315	—	—	—	2	—	317
Total discretionary rate setting products	$14,358	$4,019	$4,090	$2,204	$2,186	$1,826	$28,683

As of December 31, 2024
Up to 1.00%	$8	$4,010	$3,671	$1,688	$1,533	$925	$11,835
1.01% - 2.00%	110	56	44	4	—	1	215
2.01% - 3.00%	5,833	31	1	—	—	—	5,865
3.01% - 4.00%	7,291	—	—	—	—	—	7,291
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	341	—	—	—	2	—	343
Total discretionary rate setting products	$13,587	$4,097	$3,716	$1,692	$1,535	$926	$25,553
(1) The table includes contracts acquired as a result of the OneAmerica Financial's acquisition completed in the first quarter of 2025. Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after September 30, 2025 and December 31, 2024 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

7. Reinsurance

As of September 30, 2025, the Company has reinsurance treaties with three unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed (1)	Ceded	Total, Net of Reinsurance
September 30, 2025
Assets
Premium receivable	$1	$—	$(1)	$—
Reinsurance recoverable, net of allowance for credit losses	—	—	2,460	2,460
Total	$1	$—	$2,459	$2,460
Liabilities
Future policy benefits and contract owner account balances	$29,442	$3,460	$—	$32,902
Total	$29,442	$3,460	$—	$32,902

December 31, 2024
Assets
Premium receivable	$1	$—	$(1)	$—
Reinsurance recoverable, net of allowance for credit losses	—	—	2,560	2,560
Total	$1	$—	$2,559	$2,560
Liabilities
Future policy benefits and contract owner account balances	$29,133	$135	$—	$29,268
Total	$29,133	$135	$—	$29,268
(1) As of September 30, 2025, Future policy benefits and contract owner account balances include $3.3 billion of investment contracts assumed related to the acquisition of OneAmerica Financial's full-service retirement plan business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fee income:
Direct Fee Income	$322	$289	$912	$841
Reinsurance assumed	25	—	68	—
Reinsurance ceded	(3)	—	(3)	—
Net fee income	$344	$289	$977	$841

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$225	$247	$637	$658
Reinsurance assumed	23	1	71	3
Reinsurance ceded	(5)	(40)	(49)	(77)
Net interest credited and other benefits to contract owners / policyholders	$243	$208	$659	$584

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

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of September 30, 2025 and December 31, 2024, the Company had a deposit asset net of the allowance for credit losses of $0.8 billion and $0.9 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.9 billion as of September 30, 2025, which was recorded in Other assets on the Condensed Consolidated Balance Sheets.

8.    Separate Accounts

The following tables present a rollforward of separate account liabilities for the stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	September 30, 2025			December 31, 2024
	Stabilizer(1)	Deferred Annuity	Total	Stabilizer(1)	Deferred Annuity	Total
Balance at January 1	$6,901	$89,837	$96,738	$7,175	$81,440	$88,615
Premiums and deposits	760	8,136	8,896	891	9,955	10,846
Fee income	(23)	(368)	(391)	(33)	(474)	(507)
Surrenders, withdrawals and benefits	(899)	(9,029)	(9,928)	(1,376)	(12,415)	(13,791)
Net transfers (from) to separate accounts	—	(1,202)	(1,202)	—	(1,463)	(1,463)
Investment performance	436	12,100	12,536	244	12,794	13,038
Balance at end of period	$7,175	$99,474	$106,649	$6,901	$89,837	$96,738
Reconciliation to Condensed Consolidated Balance Sheets:

Other variable products liabilities	2,046	1,841
Total Separate Account liabilities	$108,695	$98,579
(1) Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for deferred annuity products was $99,454 and $89,817 as of September 30, 2025 and December 31, 2024, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts were as follows for the periods indicated:

	September 30, 2025	December 31, 2024
U.S. Treasury securities and obligations of U.S. government, corporations and agencies	$991	$913
Corporate and foreign debt securities	2,572	2,493
Mortgage-backed securities	2,903	3,087
Equity securities (including mutual funds)	101,370	91,588
Cash, cash equivalents and short-term investments	651	437
Receivable for securities and accruals	208	61
Total	$108,695	$98,579

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) ("AOCI") as of the dates indicated:

	September 30, 2025	September 30, 2024
Fixed maturities, net of impairment	$(1,296)	$(1,308)
Derivatives(1)	7	31
Change in current discount rate	(287)	(312)
Deferred income tax asset (liability)(2)	459	462
Total	(1,117)	(1,127)
Pension and other postretirement benefits liability, net of tax	1	2
AOCI	$(1,116)	$(1,125)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2025, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $7.
(2) The Company uses the portfolio method to determine when stranded tax benefits (or detriments) are released from AOCI.

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended September 30, 2025
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$288		$(61)	$227
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(1)		—	(1)
Change in unrealized gains (losses) on available-for-sale securities	287		(61)	226

Derivatives:
Derivatives	6	(1)	(1)	5
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(2)		1	(1)
Change in unrealized gains (losses) on derivatives	4		—	4

Change in current discount rate	5		(1)	4
Change in AOCI	$296		$(62)	$234
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2025
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$674		$(142)	$532
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	25		(5)	20
Change in unrealized gains (losses) on available-for-sale securities	699		(147)	552

Derivatives:
Derivatives	(41)	(1)	9	(32)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(8)		2	(6)
Change in unrealized gains (losses) on derivatives	(49)		11	(38)

Change in current discount rate	18		(4)	14
Change in AOCI	$668		$(140)	$528
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

	Three Months Ended September 30, 2024
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$775		$(164)	$611
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(20)		5	(15)
Change in unrealized gains (losses) on available-for-sale securities	755		(159)	596

Derivatives:
Derivatives	(23)	(1)	5	(18)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in unrealized gains (losses) on derivatives	(27)		6	(21)

Change in current discount rate	4		—	4
Change in AOCI	$732		$(153)	$579

(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2024
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$522		$(111)	$411
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(3)		1	(2)
Change in unrealized gains (losses) on available-for-sale securities	519		(110)	409

Derivatives:
Derivatives	(14)	(1)	3	(11)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12)		3	(9)
Change in unrealized gains (losses) on derivatives	(26)		6	(20)

Change in current discount rate	21		(4)	17
Change in AOCI	$514		$(108)	$406
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

10.    Revenue from Contracts with Customers

Financial services revenue is disaggregated by type of service in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advisory and recordkeeping and administration	$161	$148	$465	$424
Distribution and shareholder servicing	21	20	57	59
Total financial services revenue	182	168	522	483
Revenue from other sources(1)	180	140	512	405
Total Fee income and Other revenue	$362	$308	$1,034	$888

(1) Primarily consists of revenue from insurance contracts and financial instruments.

Receivables of $88 and $109 are included in Other assets on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

11.    Income Taxes

The Company's effective tax rate for the three and nine months ended September 30, 2025 was 13.3% and 13.1%, respectively. The effective tax rate differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD") and tax credits.

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

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of September 30, 2025, the Company had net unrealized capital losses on investments of $1.3 billion in AOCI. The company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs and did not establish a valuation allowance.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes changes to the Internal Revenue Code. The Company does not expect the OBBBA to have a material impact on its financial statements.

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

Under this agreement, the Company incurred $1 and $2 interest expense for the three and nine months ended September 30, 2025, and $1 interest expense for the three and nine months ended September 30, 2024. The Company earned $4 and $16 of interest income for the three and nine months ended September 30, 2025, respectively, and $5 and $18 of interest income for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, VRIAC had an outstanding receivable of $349 and VIPS had an outstanding payable of $54 under the reciprocal loan agreement. As of December 31, 2024, VRIAC had an outstanding receivable of $100 and VIPS had an outstanding payable of $44 under the reciprocal loan agreement.

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

As of September 30, 2025, the Company had off-balance sheet commitments to acquire mortgage loans of $273 and purchase limited partnerships and private placement investments of $2,060.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, letter of credit ("LOC") and derivative transactions as described further in this note.

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	September 30, 2025	December 31, 2024
Fixed maturity collateral pledged to FHLB(1)	$1,508	$1,238
FHLB restricted stock(2)	44	34
Other fixed maturities-state deposits	7	8
Securities pledged(3)	1,000	1,089
Total restricted assets	$2,559	$2,369
(1) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $611 and $871 as of September 30, 2025 and December 31, 2024, respectively. In addition, as of September 30, 2025 and December 31, 2024, the Company delivered securities as collateral of $189 and $133, respectively, and repurchase agreements of $200 and $85, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2025 and December 31, 2024, the Company had $973 and $721, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2025, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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

For the three and nine months ended September 30, 2025, revenues received from affiliates related to these agreements were $39 and $96, respectively. For the three and nine months ended September 30, 2024, revenues with affiliated entities related to these agreements were $21 and $63, respectively.

For the three and nine months ended September 30, 2025, expenses with affiliated entities related to the aforementioned operating agreements were $142 and $428, respectively. For the three and nine months ended September 30, 2024, expenses with affiliated entities related to the aforementioned operating agreements were $143 and $431, respectively.

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

The following discussion and analysis presents a review of our results of operations for the three and nine months ended September 30, 2025 and 2024 and financial condition as of September 30, 2025 and December 31, 2024. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K.

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

During the first nine months of 2025, new tariffs were announced on major U.S. trading partners, who have in turn responded with retaliatory actions. While many of these tariffs have been put on hold, there is significant uncertainty about the future direction of trade policies between the U.S. and its partners. This in turn has led to a significant increase in volatility across financial markets and has created more uncertainty in the economic outlook. We describe how such macroeconomic developments, risks, and uncertainties may impact the Company in Risk Factors in Part I, Item 1A, and in Management's Narrative Analysis of the Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

($ in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues:
Net investment income	$435	$361	$74	$1,282	$1,110	$172
Fee income	344	289	55	977	841	136
Premiums	1	6	(5)	(4)	4	(8)
Net gains (losses)	(30)	(26)	(4)	(99)	(22)	(77)
Other revenue	18	19	(1)	57	47	10
Total revenues	768	649	119	2,213	1,980	233
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	243	208	35	659	584	75
Operating expenses	326	290	36	972	875	97
Net amortization of DAC and VOBA	25	18	7	76	55	21
Interest expense	1	—	1	2	1	1
Total benefits and expenses	595	516	79	1,709	1,515	194
Income before income taxes	173	133	40	504	465	39
Income tax expense (benefit)	23	15	8	66	46	20
Net income	$150	$118	$32	$438	$419	$19

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

Revenues

Net investment income increased by $74 million from $361 million to $435 million primarily due to:

•income from acquired OneAmerica assets;
•overall market impacts to limited partnership valuations; and
•active portfolio management.

Fee income increased by $55 million from $289 million to $344 million primarily due to:

•acquired OneAmerica assets; and
•higher average equity markets and strong commercial momentum.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $35 million from $208 million to $243 million primarily due to:

•interest credited associated with acquired OneAmerica spread-based assets.

Operating expenses increased by $36 million from $290 million to $326 million primarily due to:

•acquired business from OneAmerica; and
•investments in business growth.

Net amortization of DAC and VOBA increased by $7 million from $18 million to $25 million primarily due to:

•amortization of the VOBA asset acquired from the OneAmerica transaction.

Income Tax Expense

Income tax expense increased by $8 million from $15 million to $23 million primarily due to:

•an increase in income before income taxes.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

Revenues

Net investment income increased by $172 million from $1,110 million to $1,282 million primarily due to:

•income from acquired OneAmerica assets;
•overall market impacts to limited partnership valuations;
•active portfolio management; and
•interest rate movements.

The increase was partially offset by:

•higher investment expenses reflecting the additional OneAmerica assets.

Fee income increased by $136 million from $841 million to $977 million primarily due to:

•acquired OneAmerica assets; and
•higher average equity markets and strong commercial momentum.

Net gains (losses) changed $77 million from a loss of $22 million to a loss of $99 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements;
•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements;
•higher credit allowances on private available-for-sale fixed maturity securities; and
•favorable changes in equity securities in the prior year period.

Benefits and Expenses

Interest credited and other benefits to contract owners/policyholders increased by $75 million from $584 million to $659 million primarily due to:

•interest credited associated with acquired OneAmerica spread-based assets.

Operating expenses increased by $97 million from $875 million to $972 million primarily due to:

•acquired business from OneAmerica; and
•investments in business growth.

Net amortization of DAC and VOBA increased by $21 million from $55 million to $76 million primarily due to:

•amortization of the VOBA asset acquired from the OneAmerica transaction.

Income Tax Expense

Income tax expense increased by $20 million from $46 million to $66 million primarily due to:

•the Security Life of Denver Company capital loss carryback recorded in 2024. For more details, see the Income Taxes Note to the Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K; and
•an increase in income before income taxes.

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
We hold approximately 46.3% of our assets in marketable securities. These assets include cash, U.S. Treasuries, Agencies, Corporate Bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and Equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements, dollar rolls or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory invested assets may be allocated to repurchase, securities lending and dollar roll programs. At the time a temporary cash need arises, the actual percentage of statutory invested assets available for repurchase transactions will depend upon outstanding allocations to the three programs. As of September 30, 2025, VRIAC had securities lending collateral assets of $610 million, which represents approximately 2.0% of its general account statutory invested assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2025, VRIAC recognized $175 million in Additional paid-in capital as a result of the application of pushdown accounting associated with the Company's ultimate parent, Voya Financial, acquisition of OneAmerica Financial's full-service retirement plan business. During the nine months ended September 30, 2024, VRIAC did not receive any capital contribution from its Parent. During the nine months ended September 30, 2025 and 2024, VRIAC paid ordinary dividends to its Parent of $394 million and $473 million, respectively.

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

As of September 30, 2025, there have been no material changes to the disclosures made in Critical Accounting Judgments and Estimates in Part II., Item 7. of our Annual Report on Form 10-K.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes changes to the Internal Revenue Code. We do not expect the OBBBA to have a material impact to the financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K.

Item 6.    Exhibits

See Exhibit Index on the following page.

Voya Retirement Insurance and Annuity Company

Exhibit Index
Exhibit No.	Description of Exhibit
10.3+	Third Amended and Restated Services Agreement, dated as of January 2, 2025, between VRIAC, the affiliated companies and certain other affiliated companies in Exhibit B of the Agreement.
31.1+	Certificate of Curtis Heaser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Jay S. Kaduson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of Curtis Heaser pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Jay S. Kaduson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2025			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	Curtis Heaser
Curtis Heaser
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

