Form 10-K
period 2025-12-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2026-03-06
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐ Yes       ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: None

As of February 27, 2026, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.
NOTE: WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

1

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-K for the period ended December 31, 2025

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Business," "Risk Factors" and "Management's Narrative Analysis of the Results of Operations and Financial Condition," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market and geopolitical risks (including war and terrorism), including general economic conditions, impacts of a U.S. government shutdown, tariffs imposed or proposed by the U.S. or foreign governments and our ability to manage such risks; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through lending programs; (iii) strategic and business risks, including our ability to maintain market share, adapt to disruptive technology or innovations, or otherwise manage our third party relationships; (iv) investment risks, including the ability to achieve desired returns and liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations, and (vii) other factors described in Part I, Item 1A. Risk Factors.

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

Description of Business

We offer annuity contracts that include a variety of funding and payout options for employer-sponsored retirement plans as well as some individual plans qualified under Internal Revenue Code Sections 401, 403, 408, 457, and 501, as well as non-qualified deferred compensation plans and related services. Our products are offered primarily to small and mid-sized corporations, public and private school systems, higher education institutions, hospitals and healthcare facilities, religious and other not-for-profit organizations, state and local governments, and individuals. We also provide stable value investment options, including separate account guaranteed investment contracts (e.g., GICs), and synthetic GICs, to institutional clients. Our products are generally distributed through third-party brokers and advisors, third-party administrators, and pension consultants, including national aggregators, and representatives associated with Voya Financial's owned broker-dealer and investment advisor, Voya Financial Advisors, Inc. ("VFA").

We have one reportable segment, which offers the products described below.

Products and Services

Our products include deferred and immediate (i.e., payout) annuity contracts. Our products also include programs offered to qualified plans and non-qualified deferred compensation plans that package administrative and recordkeeping services, proprietary and non-proprietary fixed and variable investment options, participant communications and education programs, and a broad suite of financial wellness and retirement income solutions including retirement and financial planning guidance and advisory products, tools and services. In addition, we offer wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with us. Stable value products are also provided to institutional plan sponsors where we may or may not be providing other employer sponsored products and services.

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

We are not dependent upon any single customer and no single customer accounted for more than 10% of consolidated revenue in 2025. In addition, the loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on us.

Assets Under Management and Administration

A substantial portion of our fees, other charges and margins are based on assets under management ("AUM"). AUM represents on-balance sheet assets supporting customer account values/liabilities and surplus as well as off-balance sheet institutional/mutual funds. Customer account values reflect the amount of policyholder equity that has accumulated within retirement and annuity products.

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

The AUM, AUA and deposits, were as follows as of the period indicated:

December 31,
($ in millions)	2025
Deposits:
Variable annuities	$10,750
Fixed annuities	3,010
Total annuities	13,760
Other products	963
Total deposits	$14,723

Assets under management:
Variable annuities	$100,961
Fixed annuities	29,311
Total annuities	130,272
Other products	12,379
Total assets under management	$142,651

Assets under administration	485,759
Total assets under management and administration	$628,410

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

Reinsurance Arrangements

We utilize indemnity reinsurance agreements to reduce our exposure to losses from our insurance business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge our primary liability as the direct insurer of the risks. Reinsurance treaties are structured as monthly or yearly renewable term, coinsurance, or modified coinsurance. All agreements that we currently have relate to specifically-identified blocks of business or contracts; therefore, the agreements do not cover new contracts written, if any.

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

Investments are managed by Voya Investment Management LLC, our affiliate, pursuant to an investment advisory agreement. Portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, limited partnerships and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, mortgage-backed securities and asset-backed securities. We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

Employees and Other Shared Services

VRIAC had 2,268 employees as of December 31, 2025, primarily focused on managing new business processing, product distribution, marketing, customer service and product management for us and certain of our affiliates, as well as providing product development, actuarial and finance services to us and certain of our affiliates. We also utilize services provided by Voya Services Company and other affiliates. These services include risk management, human resources, investment management, information technology, legal and compliance services, as well as other new business processing, actuarial and finance related services. The affiliated companies are reimbursed for our use of various services and facilities under a variety of intercompany agreements.

REGULATION

Our operations and businesses are subject to a significant number of Federal and state laws, regulations, and administrative determinations. Following is a description of certain legal and regulatory frameworks to which we are or may be subject.

Insurance Regulation

Our operations are subject to comprehensive regulation and supervision under U.S. state and federal laws. Each U.S. state, the District of Columbia and U.S. territories and possessions have insurance laws that apply to companies licensed to conduct insurance business in the jurisdiction. We are subject to the insurance laws of the State of Connecticut, where we are domiciled and other jurisdictions in which we transact business. The primary regulator of our insurance operations is the insurance Department of Connecticut.

Our insurance agencies and third-party administrators are also subject to regulation by insurance departments in the states in which they do business.

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

Affiliate Transactions. Generally, all transactions between an insurer and another affiliate in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the insurance commissioner of the state of domicile of the relevant insurance subsidiary.

Change of Control. State insurance holding company regulations, including those of Connecticut, generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company's domiciliary state insurance regulator. Under Connecticut law, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired "control" of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. Our Connecticut insurance regulators, however, may find that "control" exists in circumstances in which a person owns or controls less than 10% of voting securities.

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

In addition, the NAIC's Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act, which has been adopted by the Connecticut Insurance Department, requires that insurers maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer's material risks in normal and stressed environments. In accordance with statutory requirements, Voya Financial, Inc. annually prepares and submits the ORSA reports on behalf of the consolidated enterprise to the Connecticut Insurance Department, the legal insurance regulator of Voya Financial, Inc.'s consolidated enterprise. The Connecticut Insurance Department has adopted the Corporate Governance Annual Disclosure ("CGAD") Model Regulation, which requires insurers to make an annual confidential filing regarding their corporate governance policies; the CGAD filing is made at the holding company level.

Dividend Payment Restrictions. The insurance law of an insurance company's state of domicile imposes certain restrictions on a domiciliary insurance company's ability to pay dividends and interest to its parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval, although notice of the dividend is required. Dividends above these levels, or extraordinary dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under Connecticut insurance law, no dividend or other distribution exceeding an amount equal to an insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval.

For a summary of dividends paid by the Company in 2025 and 2024, see the Capital Contributions, Dividends and Statutory Information Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

Risk-Based Capital. The NAIC has adopted risk-based capital ("RBC") requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, including the risk characteristics of the company's assets, liabilities and certain off-balance sheet items. State insurance regulators use RBC requirements to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2025, our Total Adjusted Capital ("TAC") exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

In 2024, the NAIC adopted the "Principles-Based Bond Definition Project," which is a principles-based framework to define and identify more accurately whether a debt security is classified as a bond for reporting. The guidance differentiates between traditional bonds and asset-backed securities and is effective January 1, 2025. Implementation of the Principles-Based Bond Definition Project did not have a material impact on our RBC.

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

We do not anticipate regulatory action as a result of our 2025 IRIS ratio results.

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

NAIC Suitability in Annuity Transactions Model Regulation. Nearly all states have adopted the NAIC's Suitability in Annuity Transactions Model Regulation. The regulation's "best interest" standard requires all recommendations by insurance agents and carriers to be in the best interest of the consumer and that consideration of the consumer's interest must always be placed ahead of any financial interest that the agent or carrier may have in the transaction. To reflect this "best interest" duty, the regulation requires producers and insurers to satisfy requirements outlined in a care obligation, a disclosure obligation, a conflict-of- interest obligation, and a documentation obligation. The regulation requires agents to disclose and answer questions about their role in the transaction, their compensation, and any material conflicts of interest. The regulation is aligned with the SEC's Regulation Best Interest (described below).

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

Regulation of Retirement Products and Services

Our retirement products and services are subject to federal and state tax, securities, fiduciary (including the Employment Retirement Income Security Act ("ERISA")), insurance and other laws and regulations. The SEC, the Financial Industry Regulatory Authority ("FINRA"), state securities commissions, state banking and insurance departments, the Department of Labor ("DOL") and the Treasury Department are the principal regulators that regulate these products and services.

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

Department of Labor Rules Regarding Fiduciaries

In December 2020, the DOL adopted a revised interpretation to determine investment advice fiduciary status under Title I of ERISA, and a new prohibited transaction exemption (PTE 2020-02) that, subject to certain requirements, allows investment advice fiduciaries to receive compensation that might otherwise have been considered an ERISA prohibited transaction. Continuing compliance with the revised interpretation is not believed to have a material impact on us. We anticipate that other state and federal regulatory actions applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts, may occur. If future amendments to these rules render them more onerous than Regulation BI as further described in –Securities Regulation Affecting Insurance Operations and existing DOL rules, or result in a conflict with Regulation BI or existing DOL rules, the impact on us could be more substantial.

In April 2024, the DOL published changes to Prohibited Transaction Class Exemption 84-14 (the "QPAM Exemption"). As a result of these changes, we will be required to notify the DOL prior to relying on the QPAM Exemption, in addition to satisfying new minimum qualification and recordkeeping requirements.

SECURE 2.0 Act

Effective in 2022, the SECURE 2.0 Act ("SECURE 2.0") included numerous provisions affecting retirement plans that: expanded participant coverage; facilitated the establishment of retirement plans by smaller employers, the creation of emergency savings accounts, and opportunities for participants with student debt to begin building retirement savings; and simplified plan administration. While many provisions of SECURE 2.0 have taken effect, some regulations are still in the process of being finalized and will require numerous changes to retirement plan recordkeeping systems and processes. We continue to update our systems and processes to meet the obligations of SECURE 2.0, but do not expect such activities to have a material impact on us.

Employee Retirement Income Security Act Considerations

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit-sharing plans and welfare plans, including health, life and disability plans. Among other things, ERISA imposes reporting and disclosure obligations, prescribes standards of conduct that apply to plan fiduciaries and disallows "prohibited transactions," such as conflict-of-interest transactions, self-dealing and certain transactions between a benefit plan and a party in interest without an approved exemption. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including services under specific contracts where we may act as an ERISA fiduciary. We are also subject to ERISA’s prohibited transaction rules for transactions with ERISA plans, which may affect our ability to, or the terms upon which we may, enter into transactions with those plans, even in businesses unrelated to those giving rise to party in interest status. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the DOL, the U.S. Internal Revenue Service ("IRS") and the U.S. Pension Benefit Guaranty Corporation ("PBGC").

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

Twenty-eight states have adopted versions of the NAIC’s Insurance Data Security Model Law (the "Model Law"), and other states may adopt versions of the Model Law in the future. Such laws govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws and are designed to ensure that licensees of the Department of Insurance in these states have strong and aggressive cybersecurity programs to protect the personal data of their customers. In February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that is not based on the Model Law, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a comprehensive cybersecurity program. The NYDFS requirements specifically provide for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses and business continuity and disaster recovery, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS. On November 1, 2025, amendments to the cybersecurity regulation, which include increasing mandatory controls and adding further cybersecurity requirements for larger companies became effective.

Privacy Laws and Regulations

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection, use, and disclosure of customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross-border transfer or use of employee and customer personal information. These laws, regulations and directives also:
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
•regulate the ability of financial institutions to make telemarketing calls and send e-mail, text or fax messages to consumers and customers;
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

We are also subject to numerous state consumer privacy laws, including the California Consumer Privacy Act of 2018 ("CCPA"). The CCPA established a privacy framework for covered businesses that collect and process the personal information of California consumers. It includes a broad definition of personal information, affords California residents certain individual rights of access and deletion regarding their personal information, and limits the "sale" of such information, which is also broadly construed to include making personal information available to third parties for valuable consideration.

The CCPA does not apply to data subject to the GLBA or the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). However, a breach of California consumers’ personal information, to the extent it involves data not covered by GLBA or HIPAA, may expose us to liability under the CCPA. The CCPA was further supplemented by the California Privacy Rights Act (the "CRPA"), approved by California voters in November 2020, which established the California Privacy Protection Agency, authorized to promulgate new data protection regulations. Effective July 1, 2026, the CCPA regulations require covered companies to conduct an annual independent cybersecurity program audit. The first audit and certification of compliance must be completed and filed by April 1, 2028.

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

More broadly, the General Data Protection Regulation ("GDPR") which regulates data protection for all individuals within the European Union ("EU"), including foreign companies processing data of EU residents, applies to our affiliates operating in the EU. The United Kingdom has also implemented the GDPR (the "U.K. GDPR"). The GDPR and the U.K. GDPR set out a number of requirements that must be complied with when handling the personal data of such EU and U.K.-based data subjects respectively including: the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be "forgotten" and rights to data portability; the principle of accountability and the obligation to make public notification of significant data breaches.

The NAIC Privacy Protections (H) Working Group, formed in 2019, is currently revising the existing Model #672 (Privacy of Consumer Financial and Health Information Regulation) to modernize insurance privacy protections. The group's current focus is on updating Model #672 rather than creating a new Privacy Protections Model Act.

Additionally, we may be subject to privacy-related regulatory obligations of third parties with which we do business. For example, our use of certain vendors outside of the U.S. to perform services on our platform could subject us to additional data protection regimes and increased risk of non-compliance.

Data Regulation

There are emerging federal and state regulations and legislation that address the use of big data and artificial intelligence, including machine learning in the business of insurance. The NAIC issued a Model Bulletin regarding the Use of Artificial Intelligence Systems by Insurers, has been adopted by 24 states and is expected to be adopted by more. States such as Colorado, Utah and California have AI-specific regulations governing a company's use of artificial intelligence, and comprehensive AI-specific legislation is pending in many state legislatures. While regulations and legislation generally mandate that companies develop an AI risk management framework that includes safeguarding individuals' privacy and protecting against discrimination, some impose more stringent requirements. These may include prohibiting specific use cases or recognizing individuals' rights to opt-out of data processing in AI systems. As Voya integrates and advances its use of artificial intelligence in business operations and customer offerings, these evolving regulations carry significant technological and legal implications.

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

Climate change, and the need to develop regulatory tools to ensure that insurers are managing the potential financial risks, has come under scrutiny by state legislatures, federal regulators, the NAIC, state insurance regulators, such as the NYDFS, the Connecticut Insurance Department, and other state regulatory agencies.

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

In September 2022, the Connecticut Insurance Department issued Bulletin No. FS-44, "Guidance for Connecticut Domestic Insurers on Managing the Financial Risks for Climate Change." This guidance directs all Connecticut insurance companies to adopt a strategic approach to climate management that addresses both current and emerging risks. Insurers are expected to identify and implement actions that are proportionate to the nature, scale, and complexity of their operations, ensuring that climate risk is integrated into business planning and risk oversight processes.

In October 2023, California's governor signed into law climate disclosure and financial reporting legislation entitled the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act. These laws impose new reporting requirements on companies doing business in California that generate over $1.0 billion in gross annual revenue. The new laws require applicable companies to disclose Scope 1 and Scope 2 greenhouse gas ("GHG") emissions beginning in 2026 and Scope 3 GHG emissions in 2027. The laws also require applicable companies to submit biennial climate-related financial risk reports to the California Air Resources Board beginning in 2026. We are monitoring further guidance regarding implementation of the new laws but do not believe that the laws will have a material impact on our business and operations. The California disclosure rules are the subject of ongoing litigation which may affect their implementation timelines or whether they are ultimately implemented at all.

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
◦Risks associated with our institutional funding with a Federal Home Loan Bank and other funding arrangements.
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

Even in the absence of a market downturn, our retirement, investment and insurance products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions.

Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby impacting our ability to support or grow our business. We need liquidity to pay our operating expenses, interest on our debt and dividends to our parent, to maintain our securities lending activities, to fund policyholder withdrawals and other benefits, to complete business acquisitions and to replace certain maturing liabilities. Without sufficient liquidity, we would be forced to curtail our operations and our business would suffer.

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

To the extent that any of the foregoing risks were to emerge in a manner that adversely affected general economic conditions, financial markets, or the markets for our products and services, our financial condition, liquidity, and results of operations could be materially adversely affected. Adverse economic conditions that negatively affect the level of employment could affect our business.

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

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See risk factor Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses for risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely protect us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors, and the creditworthiness of our counterparties that may prove to be incorrect or inadequate. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

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

Financial strength ratings, which various rating organizations publish as a measure of an insurance company's ability to meet contract holder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including by: (i) reducing new sales of insurance and annuity products and investment products; (ii) adversely affecting our relationships with our advisors and third-party distributors of our products; (iii) materially increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders; (iv) requiring us to reduce prices for many of our products and services to remain competitive; and (v) adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

In addition, rating agencies may implement changes to their capital models that may favorably or unfavorably affect our ratings. We cannot assure you that these ratings will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn. Ratings are not a recommendation to buy, sell or hold any security or other financial product, and each agency's rating should be evaluated independently of any other agency's rating.

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

For both securities lending and repurchase transactions, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on the repurchase agreements and securities lending programs.

A portion of our institutional funding originates from sources such as a Federal Home Loan Bank and our Funding Agreement Backed Note program, which subjects us to liquidity risks.

A portion of our institutional funding originates from the Federal Home Loan Bank of Boston ("FHLB of Boston"), as well as our Funding Agreement Backed Note ("FABN") program. We have issued funding agreements in exchange for eligible collateral primarily in the form of cash, mortgage-backed securities and U.S. Treasury securities. These funding agreements are for a fixed term and cannot be terminated early.

Should the programs choose to change their definition of eligible collateral, change the lendable value against such collateral or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional collateral in the form of cash or other eligible collateral. Additionally, if we lose access to such funding, we may be required to find other sources to replace it, which could increase our funding costs. This could occur if our creditworthiness falls below either of the FHLB's or FABN program's requirements or if legislative or other political actions cause changes to the FHLBs' mandate or to the eligibility of life insurance companies to be members of the FHLB system or to participate in a FABN program.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues and results of operations.

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

The amount and timing of income from alternative investments tend to be uneven. The timing of distributions from such investments, can be difficult to predict and, in the case of investment funds, may depend on particular events relating to underlying investments, as well as the funds' schedules for making distributions and their needs for cash. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Market volatility may reduce investment income for these types of investments.

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

In each of our businesses we face intense competition, including from broker-dealers, financial advisors, asset managers and diversified financial institutions, banks, technology companies and start-up financial services providers, both for the ultimate customers for our products and for distribution through independent distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution, price, perceived financial strength and credit ratings, scale and level of customer service. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have greater financial resources, or have higher claims-paying or credit ratings than we do. Furthermore, the preferences of the end consumers for our products and services may shift, including as a result of technological innovations, including increased automation, affecting the marketplaces in which we operate and the distribution channels through which we offer our products and services. To the extent that our competitors are more successful than we are at adopting new technology and adapting to the changing preferences of the marketplace, our competitiveness may decline.

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

As further described in Overview in Management's Narrative Analysis of the Results of Operations and Financial Condition in Part II, Item 7. of this Annual Report on Form 10-K we completed an acquisition in early 2025.

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

Our operations, products and services are complex and our products and services are frequently sold through intermediaries. A failure to properly perform services, the misrepresentation of our products or services or a loss or significant change in these relationships may have an adverse effect on our revenues and income.

Our operations include, among other things, retirement plan administration, policy administration, portfolio management, investment advice, retail and wholesale brokerage, fund administration, shareholder services, benefits processing and servicing, contract and sales and servicing, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. In order to be competitive, we must properly perform our administrative and related responsibilities, including recordkeeping and accounting, regulatory compliance, security pricing, corporate actions, compliance with investment restrictions, daily net asset value computations, account reconciliations and required distributions to fund shareholders. Many of our products and services are complex and are frequently sold through intermediaries. In particular, we are reliant on intermediaries to describe and explain our products to potential customers. The intentional or unintentional misrepresentation of our products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary, could adversely affect our reputation and business prospects, as well as lead to potential regulatory actions or litigation.

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

We are also at risk that key distribution partners may merge or change their business models in ways that affect how our products are sold, either in response to changing business priorities, the adoption of new technologies, or as a result of shifts in regulatory supervision or potential changes in state and federal laws and regulations regarding standards of conduct applicable to distributors when providing investment advice to retail and other customers.

Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses.

We cede life and health insurance policies and annuity contracts or certain risks related to life and health insurance policies and annuity contracts to other insurance companies using various forms of reinsurance, including coinsurance, modified coinsurance, coinsurance with funds withheld, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to bear the entire unresolved liability for claims on the reinsured policies. In addition, a reinsurer insolvency or loss of accredited reinsurer status may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves. Cancellation by the reinsurer of certain of our reinsurance arrangements, without the ability to replace them with new arrangements, could have the effect of increasing our risk-based capital requirements and reducing our excess capital.

In connection with Voya Financial's sale of its individual life business that was completed in 2021, we have entered into a large reinsurance agreement with Security Life of Denver ("SLD"), our former insurance affiliate, with respect to the portion of the annuity and other legacy businesses that have been written by us. While SLD's reinsurance obligations to us are collateralized through assets held in trust, in the event of any default by SLD of its reinsurance obligations to us, or any loss of credit for such reinsurance, there can be no assurance that such assets will be sufficient to support the reserves that we would be required to establish or to pay claims.

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

Our business performance and growth plans may be adversely affected if we are not able to effectively apply technology in our business and operations or to adapt quickly enough to disruptive technology or innovations including artificial intelligence. Conversely, investments in innovative product offerings may fail to yield sufficient returns to cover their costs.

Our success depends, in part, on our ability to develop and implement new or revised solutions that anticipate and keep pace with rapid and continuing innovation, changes in technology, industry standards and client preferences, including changes that result from developments in artificial intelligence and big data analytics. Rapid developments in the applications of generative artificial intelligence may be especially challenging to keep pace with. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. In addition, our innovative solutions may not be accepted in the marketplace. Such technology, including artificial intelligence and big data analytics may develop in unanticipated ways that could harm customers, the Company, our reputation or our business models or that could lead to increasing regulatory scrutiny. Additionally, the effort to gain technological expertise and develop or apply new technologies requires us to incur significant expenses. All of these factors could have a material adverse effect on our ability to compete or to obtain or retain client engagements.

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

Certain state and federal laws require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information, or that otherwise results in unauthorized disclosure or use of personal information, could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technological, legal and other expenses.

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

As we continue to focus on reducing the expense necessary to support our operations, we use outsourcing strategies for a significant portion of our information technology and business functions. If our third-party service providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience system failures, disruptions, or other operational difficulties, an inability to meet obligations, including obligations to policyholders, customers, business partners and distribution partners, increased costs and loss of business and such events may have a material adverse effect on our business and results of operations. See risk factor Interruption or other operational failures in telecommunication, cybersecurity, information technology and other operational systems, including as a result of human and process error or a failure to maintain the security, integrity, confidentiality, or privacy of such systems, could harm our business.

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

Our international operations, including our operations in India, and potential expansion elsewhere, expose us to a variety of political, legal, operational and other risks, including: changes in laws, their application or interpretation; increased or conflicting regulatory restrictions; political instability; non-compliance with anti-corruption and anti-bribery laws; economic or trade sanctions; restrictive tax regulations; dividend limitations; price controls; currency exchange controls or other transfer or exchange restrictions; difficulty in enforcing contracts; nationalization or expropriation of assets; imposition of limits on foreign ownership of local companies; and public or political criticism of our business and operations.

In addition, within the US, there is a growing dissatisfaction among some consumers and politicians with offshoring service work. If such dissatisfaction were to result in tax or other restrictive legislation that imposes higher costs on the receipt of offshore services, such taxes or other restrictions could significantly increase our costs.

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

Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered by the occurrence of an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three-year period ("Section 382 event"). If triggered, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation. This limitation is generally derived by multiplying the fair market value of the company immediately before the date of the Section 382 event by the applicable federal long-term tax-exempt rate. If we were to experience a Section 382 event, this could impact our ability to obtain tax benefits from existing deferred tax assets as well as future losses and deductions.

Changes in tax laws and interpretations of existing tax law, including recent U.S. tax law changes, could impact the taxation of our operations or impact our ability to make distributions to Voya Financial, Inc. or make our products less attractive to customers.

Changes in tax law, as well as changes in interpretation and enforcement of existing tax laws, could increase our future tax costs, reducing our profitability. For example, the Inflation Reduction Act of 2022 includes a 15% corporate alternative minimum tax ("CAMT") on the adjusted financial statement income of large corporations. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. Finalizing regulations will take time, and the final regulations may differ materially from the proposed regulations. While we do not expect to be subject to the CAMT for 2025, we are continuing to review the proposed regulations, and our CAMT determination will need to be evaluated in light of future guidance. If the CAMT applies, Voya Financial will be required to pay tax at the 15% CAMT rate despite our U.S. Federal net operating loss carryforwards, which could adversely impact our business, financial condition, results of operations and liquidity. Additionally, any tax liability may create variability in the amount of cash taxes that we pay, which may affect our ordinary dividend or share buyback capacity.

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

We are subject to detailed insurance, asset management, broker-dealer, investment advisor, and other financial services laws and government regulation.

Our products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS.

We are regulated by the insurance department of our state of domicile, Connecticut. State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. See –Regulation—Insurance Regulation in Part I, Item 1. of this Annual Report on Form 10-K. Changes in these laws and regulations, or in the interpretations thereof, are often made for the protection of the policyholding consumer and not necessarily the creditors or investors of the insurer, and could materially and adversely affect our business, results of operations or financial condition.

U.S. federal income tax law imposes requirements relating to insurance and annuity product design, administration and investments that are conditions for beneficial tax treatment of such products under the Internal Revenue Code. Additionally, state and federal securities and insurance laws impose requirements relating to insurance and annuity product design, offering, distribution and administration. Failure to manage or administer product features in accordance with contract provisions or applicable law, or to meet any of these complex tax, securities, or insurance requirements could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, or harm to our reputation. Such penalties, costs, or harm could adversely impact our operations or profitability.

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

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. Compliance risks may arise where applicable regulations may be unclear, subject to multiple interpretations or under development. Regulations may conflict with one another, regulators may revise their previous guidance or courts may overturn previous rulings, all of which could affect our ability to meet applicable standards. New laws and regulations at the federal and state level, as well as in jurisdictions outside of the U.S., can limit our ability to offer new products or continue to offer existing products. In addition, policymaking at both the federal and state level and some areas of regulation affecting our business have become increasingly subject to politicization that could subject us to potentially conflicting requirements in serving our clients and to increased government, client, or media scrutiny, as well as legal challenges.

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

Past or future misconduct by our employees, agents, intermediaries, representatives of our broker-dealer and investment adviser affiliates or employees of our vendors could result in violations of law by us, regulatory sanctions or serious reputational or financial harm, and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor employees' and associates' business decisions and to prevent us from taking excessive or inappropriate risks, employees and associates may take such risks regardless of such controls and procedures. Our Parent's compensation policies and practices are reviewed as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our employees or associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition. Future legislation or regulation or governmental views on compensation may result in us altering compensation practices in ways that could adversely affect our ability to attract and retain talented employees.

For a description of certain regulatory inquiries affecting the Company, see the Litigation, Regulatory Matters and Contingencies section of the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

A decrease in our RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks. We are subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of the state of Connecticut, our state of domicile. For additional discussion of how the NAIC calculates RBC ratios, see —Regulation—Insurance Regulation—Financial Regulation—Risk-Based Capital in Part I, Item 1. of this Annual Report on Form 10-K.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies' expectations. To the extent that our RBC ratios are deemed to be insufficient, we may seek to take actions to increase our capitalization or to reduce our capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

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

Item 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy

Voya Financial maintains an information security program that seeks to comply with applicable regulatory requirements. The information security team, led by Voya Financial's Chief Information Security Officer ("CISO"), implements appropriate measures designed to safeguard sensitive information and protect our operations and systems against cyber threats. The information security team carries out continuous monitoring and evaluation of Voya Financial's technology and digital infrastructure with the goal of identifying and assessing threats and proactively mitigating potential risks. The CISO and the information security team provide regular updates to Voya Financial's senior management, as further described under Cybersecurity Governance below.

In addition, as part of its risk management strategy, Voya Financial has an established and integrated cybersecurity incident response plan that focuses on incident detection, management and response. The information security team periodically reviews and updates the plan and tests playbooks within the plan through tabletop exercises.

Voya Financial's information security team is responsible for identifying, assessing, and managing cyber risk, with support from Voya Financial's operational risk management team. Information security control tasks are performed under the direction and guidance of Voya Financial's CISO, who is designated under Voya Financial's risk management principles and policies to oversee the evaluation and mitigation of information security risks. Information security management is integrated into Voya Financial’s overall risk management framework, which provides for a coordinated approach to addressing cybersecurity risk.

As part of Voya Financial's overall information security program, it may engage and retain external assessors and consultants to help improve our security, stay aligned with industry best practices, evaluate external threats and, on an as-needed basis, perform forensic reviews of cybersecurity-related incidents or independent security assessments.

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

Cybersecurity Governance

As detailed above, Voya Financial's CISO and the information security team regularly assess and manage cybersecurity risks. Voya Financial's information security leadership team has extensive information technology and information security experience, and the full team comprises over 100 employees with over 150 certifications from leading information security certification organizations. The CISO, who oversees the organization supporting the day-to-day operations of our information security program, brings over 30 years of professional IT experience in financial services. Before assuming his current role, the CISO served as Voya Financial's Chief Technology Officer, where he was responsible for our infrastructure, cloud, and business resiliency office. Additional management of cybersecurity risks is conducted by Voya Financial's Technology and Operational Risk Committee ("TORC"), which has been delegated authority by Voya Financial's Management Risk Committee to provide oversight of operational risk, including information and technology risk, as well as related legal, compliance and regulatory risks. Members of the TORC include senior management with relevant expertise in operations, technology, information security, legal, compliance, data privacy and operational risk management. The information security team participates in the TORC meetings to discuss cybersecurity risks and mitigation treatment. The TORC provides guidance and direction in assessing, addressing, mitigating and monitoring cybersecurity risks within Voya Financial.

Voya Financial's Board committees include the Risk Committee, which provides support to the Voya Financial Board in its oversight of information technology, including cybersecurity risk. To assist the Board in fulfilling its oversight function, the Risk Committee is responsible for overseeing cybersecurity risk and collaborates with the Voya Financial Audit Committee on the related disclosures. The Risk Committee receives regular updates from the CISO on cybersecurity-related matters and reports regularly to the full Board.

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

Item 3.    Legal Proceedings

See the Litigation, Regulatory Matters and Contingencies section of the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for a description of our material legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for the common stock of VRIAC. All of our outstanding common stock is owned by our parent, Voya Holdings Inc. ("Parent"), a direct, wholly owned subsidiary of Voya Financial.

See the Capital Contributions, Dividends and Statutory Information Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K for information on capital contributions, dividends and dividend restrictions.

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

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2025 and 2024, and financial condition as of December 31, 2025 and 2024. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K. For discussion and analysis of our results of operations for the years ended December 31, 2024 and 2023, refer to our 2024 Annual Report on Form 10-K filed with the SEC on March 11, 2025.

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

Business Update

On January 2, 2025, the Company's ultimate parent, Voya Financial, acquired the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement through which we will administer group annuity contracts on behalf of American United Life Insurance Company, an affiliate of OneAmerica Financial. As a result of the application of pushdown accounting associated with the acquisition, we recognized Additional paid-in capital of $175 million in the first quarter.

Results of Operations

The following table presents our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024	Change
Revenues:
Net investment income	$1,722	$1,482	$240
Fee income	1,336	1,136	200
Premiums	1	9	(8)
Net gains (losses)	(132)	(44)	(88)
Other revenue	73	65	8
Total revenues	3,000	2,648	352
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	873	770	103
Operating expenses	1,332	1,160	172
Net amortization of DAC and VOBA	102	73	29
Interest expense	2	2	—
Total benefits and expenses	2,309	2,005	304
Income before income taxes	691	643	48
Income tax expense	97	57	40
Net income	$594	$586	$8

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Total revenues

Total revenues increased $352 million from $2,648 million to $3,000 million. The following items contributed to the overall increase.

Net investment income increased by $240 million from $1,482 million to $1,722 million primarily due to:

•income from acquired OneAmerica assets;
•overall market impacts to limited partnership valuations;
•active portfolio management; and
•interest rate movements.

The increase was partially offset by:

•higher investment expenses reflecting the additional OneAmerica assets.

Fee income increased by $200 million from $1,136 million to $1,336 million primarily due to:

•acquired OneAmerica assets; and
•higher average equity markets and strong commercial momentum.

Net gains (losses) worsened by $88 million from a loss of $44 million to a loss of $132 million primarily due to:

•net unfavorable changes in derivative valuations due to interest rate movements; and
•impairments on available-for-sale fixed maturity securities.

This was partially offset by:

•a favorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

Total benefits and expenses

Total benefits and expenses increased $304 million from $2,005 million to $2,309 million. The following items contributed to the overall increase.

Interest credited and other benefits to contract owners/policyholders increased by $103 million from $770 million to $873 million primarily due to:

•interest credited associated with acquired OneAmerica spread-based assets.

Operating expenses increased by $172 million from $1,160 million to $1,332 million primarily due to:

•acquired business from OneAmerica; and
•investments in business growth.

Net amortization of DAC and VOBA increased by $29 million from $73 million to $102 million primarily due to:

•amortization of the VOBA asset acquired from the OneAmerica transaction.

Income tax expense

Income tax expense increased $40 million from $57 million to $97 million primarily due to:

•the Security Life of Denver Company capital loss benefit that was recorded in 2024. For more details, see the Income Taxes Note to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K;
•a decrease in the dividends received deduction; and
•an increase in income before income taxes.

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

Liquidity Management

Our principal available sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, proceeds from various borrowing channels and facilities, repurchase agreements, contract deposits, securities lending and capital contributions. Primary uses of these funds are payments of policyholder benefits, commissions and operating expenses, interest credits, investment purchases and contract maturities, withdrawals and surrenders and payment of dividends.

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

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables us to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. Our asset-liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. In executing this strategy, we use derivative instruments to manage these risks. Our derivative counterparties are of high credit quality.

Additional Sources of Liquidity

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. For information regarding our reciprocal loan agreement with Voya Financial, see the Financing Agreements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K.

We hold approximately 41.1% of our assets in marketable securities. These assets include cash, U.S. Treasuries, agencies, corporate bonds, asset-backed securities, commercial mortgage-backed securities, collateralized mortgage obligations and equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory invested assets may be allocated to repurchase and securities lending programs. At the time a temporary cash need arises, the actual percentage of statutory invested assets available for repurchase transactions will depend upon outstanding allocations to these programs. As of December 31, 2025, VRIAC had securities lending collateral assets of $575 million, which represents approximately 1.8% of its general account statutory invested assets.

Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

See the Capital Contributions, Dividends and Statutory Information Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K for information on capital contributions and dividends.

Collateral - Derivative Contracts

See the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual report on Form 10-K for information on collateral for derivatives.

Ratings

Our access to funding and our related cost of borrowing, collateral requirements for derivative instruments and the attractiveness of certain of our products to customers are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings are also important to our ability to raise liquidity through various borrowing channels and facilities, and for the cost of such financing.

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

Our financial strength and credit ratings as of the date of this Annual Report on Form 10-K are summarized in the following table.

Company	Fitch(1)	Moody's(2)	S&P(3)
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A+/Stable	A2/Stable	A+/Stable
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

In December 2025, Moody’s confirmed its outlook for the U.S. life insurance sector as stable and Fitch confirmed its neutral outlook for the North American life insurance sector.

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

In addition, we have entered into coinsurance with funds withheld and modified coinsurance reinsurance arrangements that contain embedded derivatives. The fair value of the embedded derivatives is based on the change in the fair value of the underlying assets held in the trust using the valuation methods and assumptions described for our investments held.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table presents our on- and off- balance sheet contractual obligations due in various periods as of December 31, 2025. The payments reflected in this table are based on our estimates and assumptions about these obligations, and consequently the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

	Payments Due by Period
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Purchase obligations(1)	$1,995	$1,962	$33	$—	$—
Reserves for insurance obligations(2)(3)	38,761	3,274	6,530	5,469	23,488
Retirement and other plans(4)	48	6	10	10	22
Short-term debt obligations(5)	43	43	—	—	—
Securities lending, repurchase agreements and collateral held(6)	839	733	—	—	106
Total	$41,686	$6,018	$6,573	$5,479	$23,616
(1) Purchase obligations consist primarily of outstanding commitments under mortgage loans, limited partnerships and private placement investments. These commitments may be funded any time within the terms of the underlying agreements. Because the timing of funding for these commitments cannot be reasonably estimated, the total amount of these commitments is presented in the "Less than 1 Year" category.
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, retirement, and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting assumptions. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $38.8 billion significantly exceeds the sum of Future policy benefits and contract owner account balances of $33.2 billion recorded on our Consolidated Balance Sheets as of December 31, 2025. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3) Contractual obligations related to certain closed blocks that were divested through reinsurance to third parties with reserves in the amount of $0.8 billion, have been excluded from the table. Although we are not relieved of our legal liability to the contract holder for these closed blocks, third-party collateral of $0.9 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
(4) Includes estimated benefit payments under our non-qualified pension plans, and estimated benefit payments under our other postretirement benefit plans.
(5) Primarily represents payments to Voya Financial under the reciprocal loan agreement. See the Financing Agreements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
(6) Securities lending agreements, repurchase agreements, and collateral held represent the liability to return collateral received from counterparties under securities lending agreements, OTC derivative, and cleared derivative contracts as well as the obligations related to borrowings under repurchase agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, securities lending agreements include off-balance sheet non-cash collateral of $13 million as of December 31, 2025.

Securities Lending Program

See the Business, Basis of Presentation and Significant Accounting Policies Note and the Investments Notes in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information on our securities lending program.

FHLB

We are currently a member of the FHLB of Boston and may engage in transactions with FHLB for investment income enhancement and/or liquidity purposes. We are required to maintain a collateral deposit to back any funding agreements issued by the FHLB. We have the ability to obtain funding from the FHLB in the form of non-putable funding agreements, based on a percentage of the value of our assets and subject to the availability of eligible collateral. The types of securities generally pledged include mortgage securities, commercial real estate and U.S. treasury securities. Our borrowing capacity is also limited by the lending value of our assets pledged to FHLB. As of December 31, 2025, our available borrowing capacity as per our pledged assets was approximately $1,479 million.

We had $1,172 million and $721 million in non-putable FHLB funding agreements as of December 31, 2025 and 2024, respectively, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, we had assets with a market value of approximately $1,663 million and $1,238 million, respectively, which collateralized the FHLB funding agreements.

FABN

We participate in a FABN program, pursuant to which we may issue funding agreements to a Delaware special purpose statutory trust (the "Trust"), in exchange for proceeds from the Trust’s medium-term note issuances. These notes are secured by the funding agreements.

The FABN program is intended to diversify our liability profile and provide an additional source of investment income enhancement. Compared to other general account liabilities, FABN has a different cash flow profile and is designed to support our funding strategy.

On November 24, 2025, we completed our inaugural issuance under the program, offering $400 million of Trust notes with a fixed interest rate of 4.6% per annum, maturing in November 2030.

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

We are subject to minimum RBC requirements established by the Department. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC, as defined by the NAIC, to RBC requirements, as defined by the NAIC.

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

We also have investments in certain fixed maturities, and we have entered into coinsurance with funds withheld and modified coinsurance reinsurance arrangements that contain embedded derivatives. The fair value of the embedded derivatives is based on the change in the fair value of the underlying assets held in the trust using the valuation methods and assumptions described for our investments held.

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

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable to/from Voya Financial for the current year, the deferred tax liabilities and assets for items recognized differently in our Consolidated Financial Statements from amounts shown on our income tax returns, and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments are reevaluated on a quarterly basis and as regulatory and business factors change.

We had federal net operating losses of $535 million as of December 31, 2025, which we expect to fully utilize in future years from the four available sources of taxable income. Additionally, we had overall unrealized capital losses of $1.3 billion in Accumulated other comprehensive income as of December 31, 2025, which we expect to be utilized by our hold-to-maturity tax planning strategy. Future decreases to taxable income, increases to interest rates and/or the occurrence of other unexpected circumstances, such as changes in the economic environment, liquidity and investment strategy, could result in recording a related valuation allowance on our deferred tax assets in a future period.

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

Changes in Law

Certain changes or future events, such as changes in tax legislation, completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates of deferred taxes, valuation allowances, tax provisions and effective tax rates.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes changes to the Internal Revenue Code. The OBBBA did not have a material impact on our financial statements.

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
•Credit risk limits;
•Liquidity limits;
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

Market Risk Related to Interest Rates

We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from our holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums, fixed annuity and guaranteed investment contract deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. We are also subject to interest rate risk on our stable value contracts. A sustained decline in interest rates or a prolonged period of low interest rates may subject us to higher cost of guaranteed benefits and increased hedging costs on those products that are being hedged. In a rising interest rate environment, we are exposed to the risk of financial disintermediation through a potential increase in the level of book value withdrawals on certain stable value contracts. Conversely, a steady increase in interest rates would tend to improve financial results due to reduced hedging costs, lower costs of guaranteed benefits and improvement to fixed margins.

We use product design, pricing and asset-liability management ("ALM") strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. Refer to The level of interest rates may adversely affect our profitability, particularly during a period of rapidly increasing interest rates or in the event of a recurrence of a low interest rate environment in Risk Factors, Part I, Item 1A. of this Annual Report on Form 10-K. See the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for information regarding derivative strategies on our material derivative types.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2025:

	As of December 31, 2025
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturities, including securities pledged	$—	$22,838	$(1,378)	$1,493
Mortgage loans on real estate	—	4,534	(138)	151
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	32,344	(1,521)	1,640
Funding agreements with fixed maturities	—	1,591	(17)	18
Supplementary contracts, immediate annuities and other	—	167	(8)	9
Derivatives:
Interest rate contracts	12,041	68	147	(182)
Stabilizer and MCGs	—	5	12	(2)
(1)    Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.
(2)    Increases in assets and liabilities are presented without parentheses while (decreases) in assets and liabilities are presented with parentheses.
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

The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2025:

	As of December 31, 2025
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, at fair value	$—	$72	$7	$(7)
Limited partnerships/corporations	—	1,365	82	(82)
(1) Increases in assets presented without parentheses, while (decreases) in assets presented with parentheses.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $22.9 billion and $20.2 billion as of December 31, 2025 and 2024, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

We also have credit risk related to the ability of our derivatives and reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. In order to minimize the risk of credit loss on such contracts, we diversify our exposures among several counterparties and limit the amount of exposure to each based on credit rating. For most counterparties, we have collateral agreements in place that would substantially limit our credit losses in case of a counterparty default. We also generally limit our selection of counterparties that we do new transactions with to those with an "A-" credit rating or above. For derivatives counterparty risk exposures (which includes reverse repurchase and securities lending transactions), we measure and monitor our risks on a market value basis daily. Refer to the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further details of these items.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties that would affect collectability, and, therefore, as of December 31, 2025, no allowance for uncollectible amounts was recorded.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Voya Retirement Insurance and Annuity Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Voya Retirement Insurance and Annuity Company (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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
A subset of the Company’s $20.9 billion fixed-income securities portfolio exhibits higher estimation uncertainty when determining fair value. The fixed-income securities are classified as available-for sale and, accordingly, are carried at fair value in the consolidated statements of financial position. As discussed in Note 4 of the consolidated financial statements, for certain securities, the Company obtains fair values from independent broker quotes which exhibit higher estimation uncertainty. In addition, the Company uses a matrix-based pricing model that includes several assumptions (i.e., current corporate spreads and credit quality of the issuer) which creates higher estimation uncertainty.

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
Atlanta, Georgia
March 6, 2026

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2025 and 2024
(In millions, except share and per share data)

	As of December 31,
	2025	2024

Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,083 and $19,743 as of 2025 and 2024, respectively; net of allowance for credit losses of $17 and $30 as of 2025 and 2024, respectively)	$20,862	$17,848
Fixed maturities, at fair value using the fair value option	1,131	1,197
Equity securities, at fair value	72	66
Short-term investments	6	20
Mortgage loans on real estate (net of allowance for credit losses of $27 and $19 as of 2025 and 2024, respectively)	4,575	3,613
Policy loans	157	163
Limited partnerships/corporations	1,365	1,227
Derivatives	154	239
Securities pledged (amortized cost of $959 and $1,223 as of 2025 and 2024, respectively)	845	1,089
Other investments	61	94
Total investments	29,228	25,556
Cash and cash equivalents	352	516
Short-term investments under securities loan agreements, including collateral delivered	791	839
Accrued investment income	300	276
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2025 and 2024)	2,421	2,560
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	1,257	907
Deferred income taxes	513	662
Other assets (net of allowance for credit loss of $0 as of 2025 and 2024)	2,795	1,396
Assets held in separate accounts	109,772	98,579
Total assets	$147,429	$131,291
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Balance Sheets
December 31, 2025 and 2024
(In millions, except share and per share data)

	As of December 31,
	2025	2024
Liabilities:
Future policy benefits and contract owner account balances	$33,244	$29,268
Payables under securities loan and repurchase agreements, including collateral held	826	897
Due to affiliates	124	100
Derivatives	232	268
Other liabilities	806	639
Liabilities related to separate accounts	109,772	98,579
Total liabilities	$145,004	$129,751

Commitments and Contingencies (Note 15)

Shareholder's equity:
Common stock ($50 par value per share, 100,000 shares authorized, 55,000 issued and outstanding as of 2025 and 2024)	3	3
Additional paid-in capital	2,929	2,754
Accumulated other comprehensive income (loss)	(1,134)	(1,644)
Retained earnings	627	427
Total shareholder's equity	2,425	1,540
Total liabilities and shareholder's equity	$147,429	$131,291
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Net investment income	$1,722	$1,482	$1,523
Fee income	1,336	1,136	993
Premiums	1	9	29
Net gains (losses)	(132)	(44)	(134)
Other revenue	73	65	18
Total revenues	3,000	2,648	2,429
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	873	770	817
Operating expenses	1,332	1,160	1,133
Net amortization of DAC and VOBA	102	73	76
Interest expense	2	2	3
Total benefits and expenses	2,309	2,005	2,029
Income before income taxes	691	643	400
Income tax expense	97	57	13
Net income	$594	$586	$387
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$594	$586	$387
Other comprehensive income (loss), before tax:
Change in current discount rate	24	28	16
Unrealized gains (losses) on investments	622	(170)	661
Other comprehensive income (loss), before tax	646	(142)	677
Income tax expense (benefit) related to items of other comprehensive income (loss)	136	(29)	141
Other comprehensive income (loss), after tax	510	(113)	536
Comprehensive income	$1,104	$473	$923
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Changes in Shareholder's Equity
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2023	$3	$2,778	$(2,067)	$213	$927
Comprehensive income (loss):
Net income	—	—	—	387	387
Other comprehensive income (loss), after tax	—	—	536	—	536
Total comprehensive income					923
Dividends paid and distributions of capital	—	(8)	—	(302)	(310)
Balance as of December 31, 2023	3	2,770	(1,531)	298	1,540
Comprehensive income (loss):
Net income	—	—	—	586	586
Other comprehensive income (loss), after tax	—	—	(113)	—	(113)
Total comprehensive income					473
Dividends paid and distributions of capital	—	(16)	—	(457)	(473)
Balance as of December 31, 2024	3	2,754	(1,644)	427	1,540
Comprehensive income (loss):
Net income	—	—	—	594	594
Other comprehensive income (loss), after tax	—	—	510	—	510
Total comprehensive income					1,104
Impact of pushdown accounting related to business acquisition	—	175	—	—	175
Dividends paid and distributions of capital	—	—	—	(394)	(394)
Balance as of December 31, 2025	$3	$2,929	$(1,134)	$627	$2,425
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$594	$586	$387
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax (benefit) expense	13	—	(1)
Net (gains) losses	132	44	134
(Gains) losses on limited partnerships/corporations	(1)	12	29
Changes in operating assets and liabilities:
Deferred policy acquisition costs and value of business acquired	39	13	17
Premium receivable and reinsurance recoverable	210	313	205
Other receivables and asset accruals	(44)	(62)	4
Future policy benefits, claims reserves and interest credited	679	577	538
Due to/from affiliates	18	(73)	30
Other payables and accruals	56	(22)	(25)
Other, net	(81)	(10)	2
Net cash provided by operating activities	1,615	1,378	1,320
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	6,711	4,586	4,781
Equity securities	16	—	64
Mortgage loans on real estate	703	627	451
Limited partnerships/corporations	81	82	102
Acquisition of:
Fixed maturities	(7,225)	(4,245)	(3,191)
Equity securities	(28)	—	—
Mortgage loans on real estate	(874)	(243)	(296)
Limited partnerships/corporations	(233)	(246)	(113)
Short-term investments, net	66	66	162
Derivatives, net	(29)	86	65
Short-term loan to affiliate, net	(469)	195	(295)
Collateral received (delivered), net	(22)	155	(78)
Receipts on deposit asset contracts	110	204	240
Cash and cash equivalents acquired from business acquisition	274	—	—
Other, net	58	—	42
Net cash provided by (used in) investing activities	(861)	1,267	1,934
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,514	1,992	1,559
Maturities and withdrawals from investment contracts	(4,035)	(3,847)	(4,536)
Dividends paid and distributions of capital	(394)	(473)	(310)
Other, net	(3)	13	(1)
Net cash (used in) financing activities	(918)	(2,315)	(3,288)
Net increase (decrease) in cash and cash equivalents	(164)	330	(34)
Cash and cash equivalents, beginning of period	516	186	220
Cash and cash equivalents, end of period	$352	$516	$186

Supplemental disclosure of cash flow information:
Income taxes paid (received), net	$69	$57	$(6)
Equity impact of pushdown accounting related to business acquisition	175	—	—
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

The Company offers annuity contracts that include a variety of funding and payout options for employer-sponsored retirement plans as well as some individual plans qualified under Internal Revenue Code Sections 401, 403, 408, 457 and 501, as well as non-qualified deferred compensation plans and related services. The Company's products are offered primarily to small and mid-sized corporations, public and private school systems, higher education institutions, hospitals and healthcare facilities, religious and other not-for-profit organizations, state and local governments, and individuals. The Company also provides stable value investment options, including separate account guaranteed investment contracts ("GICs"), and synthetic GICs, to institutional clients. The Company's products are generally distributed through third-party brokers and advisors, third-party administrators, pension consultants including national aggregators, and representatives associated with Voya Financial's owned broker-dealer and investment advisor, Voya Financial Advisors, Inc. ("VFA").

Products offered by the Company include deferred and immediate (i.e., payout) annuity contracts. The Company's products also include programs offered to qualified plans and non-qualified deferred compensation plans that package administrative and record-keeping services, proprietary and non-proprietary fixed and variable investment options, participant communications and education programs, and a broad suite of financial wellness and retirement income solutions including retirement and financial planning guidance and advisory products, tools and services. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. Stable value products are also provided to institutional plan sponsors where the Company may or may not be providing other employer sponsored products and services.

The Company has one reportable segment. The Director and President of the Company is the chief operating decision maker ("CODM"). The CODM reviews consolidated Net income, as presented in the Consolidated Statements of Operations, and assesses year over year changes in evaluating operating performance and allocating resources. The measure of segment assets is reported on the Consolidated Balance Sheets as Total assets. Significant expenses regularly provided to the CODM are consistent with those presented in the Consolidated Statements of Operations.

On January 2, 2025, the Company's ultimate parent, Voya Financial, acquired the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement through which the Company will administer group annuity contracts on behalf of American United Life Insurance Company, an affiliate of OneAmerica Financial. As a result of the application of pushdown accounting associated with the acquisition, the Company recognized Additional paid-in capital of $175 in the first quarter.

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

The Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, Voya Financial Partners, LLC ("VFP"), Voya Institutional Plan Services, LLC ("VIPS"), and Voya Retirement Advisors, LLC. Intercompany transactions and balances have been eliminated.

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

Investments

The accounting policies for the Company's principal investments are as follows:

Equity Securities: The Company measures its equity securities at fair value, with changes in fair value recognized in net income.

Fixed Maturity Securities: Fixed maturity securities are generally designated as available-for-sale and carried at fair value with unrealized gains (losses) recorded net of deferred income taxes in Accumulated other comprehensive income (loss) ("AOCI"). For certain fixed maturities, the Company has elected the fair value option ("FVO"), under which, changes in fair value are recognized in Net gains (losses) in the Consolidated Statements of Operations.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Fixed maturities that contain embedded derivatives are reported with the host contract on the Consolidated Balance Sheets. In connection with funds withheld reinsurance treaties, the Company has elected the FVO for certain fixed maturities to better align the measurement of those assets with the related embedded derivative liabilities in the Consolidated Statements of Operations. See Derivatives below for further information on embedded derivatives.

Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and measured at fair value, with changes in the fair value recorded in Net gains (losses), and interest income recognized in Net investment income. Changes in fair value associated with derivatives purchased to hedge CMOs are also recorded in Net gains (losses).

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

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow, number of days past due, or various other circumstances. Based on an assessment as to the collectability of the principal, a determination is made either to apply against the book value or apply according to the contractual terms of the loan. Funds recovered in excess of book value would then be applied to recover expenses, impairments, and then interest. Accrual of interest resumes after factors resulting in doubts about collectability have improved.

For those mortgages that are determined to require foreclosure, expected credit losses are based on the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. Property obtained from foreclosed mortgage loans is recorded in Limited partnerships/corporations on the Consolidated Balance Sheets.

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

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests, which consist primarily of investments in private equity and hedge funds. Generally, the Company records its share of earnings using a lag methodology, relying on the most recent financial information available, typically not to exceed three months. The Company's earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income.

Other Investments: Other investments are comprised primarily of the Company's investment in outstanding common stock of an affiliate, Voya Special Investments, Inc., which is accounted for as an equity method investment. Other investments also include Federal Home Loan Bank ("FHLB") stock as well as other miscellaneous investments. The Company is a member of the FHLB system and is required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value.

Securities Pledged: Securities pledged is comprised of collateral related to the securities lending program, repurchase agreements and derivatives.

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

Embedded derivatives in UL-type and annuity products: The Company has issued certain UL-type and annuity products that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. The fair value of these embedded derivatives is at least partially determined by levels of or changes in interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within these UL-type and annuity products are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Net gains (losses).

Embedded derivatives within fixed maturities: Embedded derivatives within fixed maturity securities are reported together with the related host contract on the Consolidated Balance Sheets. The fair value of these embedded derivatives is primarily driven by changes in interest rates and credit ratings/spreads. Changes in the fair value of the embedded derivatives are recorded in Net gains (losses) in the Consolidated Statements of Operations.

Embedded derivatives in funds withheld reinsurance arrangements: The Company has coinsurance with funds withheld reinsurance arrangements pursuant to which it records a funds withheld receivable for assumed reinsurance or a funds withheld payable for ceded reinsurance, both of which contain embedded derivatives. The fair value of the embedded derivative is based on changes in the fair value of the underlying assets held in trust and is reported with the host contract. Embedded derivatives related to funds withheld receivables and payables are recorded in Premium receivable and reinsurance recoverable and Other liabilities, respectively, on the Consolidated Balance Sheets. Changes in the fair value of embedded derivatives are recorded in Interest credited and other benefits to contract owners/policyholders or in Net gains (losses) in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and other highly liquid investments, such as money market instruments and debt instruments with maturities of three months or less at the time of purchase. Cash and cash equivalents are stated at fair value.

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represent policy acquisition costs that have been capitalized and are subject to amortization. Capitalized costs are incremental, direct costs of contract acquisition and certain other costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in-force business acquired and is subject to amortization. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. DAC/VOBA amortization is recorded in Net amortization of DAC and VOBA in the Consolidated Statements of Operations.

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

Internal Replacements
Contract owners may periodically exchange one contract for another, or make modifications to an existing contract. These transactions are identified as internal replacements. Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC/VOBA related to the replaced contracts continue to be deferred and amortized in connection with the new contracts. Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC/VOBA related to the replaced contracts are written off to Net amortization of DAC and VOBA in the Consolidated Statements of Operations.

Contract Costs Associated with Certain Revenue Contracts

Contract cost assets represent costs incurred to obtain or fulfill contracts for non-insurance financial services that are expected to be recovered and, thus, have been capitalized and are subject to amortization. Capitalized contract costs include the incremental costs of obtaining a contract and fulfillment costs that relate directly to a contract and generate or enhance resources of the Company that are used to satisfy performance obligations. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts.

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

Principal assumptions used to establish liabilities for future policy benefits include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums by the contract owner, retirement, and benefit utilization. These assumptions are based on Company experience and periodically reviewed against industry standards. The Company reviews these assumptions at least annually and updates them if necessary. In addition to assumption updates, the Company adjusts reserves for actual experience in the period in which the experience occurs. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations. Remeasurements of the reserves as a result of assumption updates and adjustments for actual experience are recognized in Interest credited and other benefits to contract owners/policyholders in the Consolidated Statements of Operations.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Contract Owner Account Balances
Contract owner account balances relate to investment-type contracts, as follows:

•Account balances for funding agreements with fixed maturities are calculated using the amount deposited with the Company, less withdrawals, plus interest credited to contract owners through the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.
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

The estimated fair value of the Stabilizer embedded derivative and MCG stand-alone derivative is determined based on the present value of projected future claims, minus the present value of future attributed premiums. At inception of the contract, the Company projects an attributed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company reports separate account assets that meet the above criteria at fair value on the Consolidated Balance Sheets based on the fair value of the underlying investments. The underlying investments include mutual funds, short-term investments, cash and fixed maturities. Separate account liabilities equal separate account assets. Investment income and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Consolidated Statements of Operations, and the Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts.

Securities Lending

The Company participates in securities lending programs under which it loans securities to third parties in exchange for collateral. Initial collateral is required at a rate of at least 102% of the market value of the loaned securities. The market value of the loaned securities is monitored daily, and collateral is adjusted, either through additional collateral or refunds, to reflect changes in market value. In the normal course of business, the Company receives cash collateral and non-cash collateral, primarily through a third party lending agent. When cash collateral is received, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return loaned securities and the collateral held is insufficient to cover the loss.

Non-cash collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. These securities are held by the lending agent and may not be sold or re-pledged, except in the event of counterparty default. As the Company does not have the right to sell or re-pledge this non-cash collateral, it is not reflected on the Consolidated Balance Sheets. Cash collateral received is reflected in Short-term investments under securities loan agreements, including collateral delivered, with the offsetting obligation to return the cash collateral recorded in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets. See Restricted Assets within the Commitments and Contingencies Note to these Consolidated Financial Statements for information regarding pledged assets and collateral received under securities lending agreements.

Repurchase Agreements

The Company engages in repurchase agreements to increase investment returns and improve liquidity. These arrangements meet the requirements to be accounted for as financing arrangements, as the Company retains control of the underlying securities.

Under repurchase agreements, the Company borrows cash from a counterparty for a specified term at an agreed upon interest rate and pledges securities as collateral. At the end of the agreement, the Company repays the borrowed cash plus interest, and the counterparty returns the securities pledged to the Company. Because these transactions are accounted for as financing arrangements, the carrying value of the securities pledged remains on the Consolidated Balance Sheets and is reported in Securities pledged.

Derivative Collateral

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Recognition of Revenue

Insurance Revenue and Related Benefits
Premiums related to payouts contracts with life contingencies are recognized in Premiums in the Consolidated Statements of Operations when due from the contract owner. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded in Interest credited and other benefits to contract owners/policyholders in the Consolidated Statements of Operations when incurred.

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

The provision for income taxes is based on income and expense reported in the financial statements after adjustments for permanent differences between the financial statements and consolidated federal income tax return. Permanent differences include the dividends received deduction and tax credits. As a result of permanent differences, the effective tax rate reflected in the financial statements may be different than the actual rate in the income tax return. Current income tax receivable or payable is recognized within Other assets or Other liabilities, respectively, in the Consolidated Balance Sheets.

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

Adoption of New Pronouncements

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), to enhance transparency through greater disaggregation of the effective tax rate reconciliation and income taxes paid disclosures.

The provisions of ASU 2023-09 were adopted retrospectively for the fiscal year ended December 31, 2025. The adoption did not have an impact on the Company's financial condition, results of operations, or cash flows. Required disclosures have been included in the Income Taxes Note to these Consolidated Financial Statements.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments

Fixed Maturities

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2025:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$517	$—	$47	$—	$—	$470
U.S. Government agencies and authorities	29	—	1	—	—	28
State, municipalities and political subdivisions	427	—	68	—	—	359
U.S. corporate public securities	6,701	84	773	—	—	6,012
U.S. corporate private securities	4,578	66	165	—	6	4,473
Foreign corporate public securities and foreign governments(1)	2,292	43	177	—	1	2,157
Foreign corporate private securities(1)	2,250	45	39	—	8	2,248
Residential mortgage-backed securities	3,287	41	92	1	—	3,237
Commercial mortgage-backed securities	2,115	5	241	—	—	1,879
Other asset-backed securities	1,977	17	17	—	2	1,975
Total fixed maturities, including securities pledged	24,173	301	1,620	1	17	22,838
Less: Securities pledged	959	—	114	—	—	845
Total fixed maturities(3)	$23,214	$301	$1,506	$1	$17	$21,993
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Consolidated Statements of Operations.
(3) Includes fixed maturities of approximately $1.4 billion acquired in the first quarter of 2025, related to the acquisition of OneAmerica Financial's full-service retirement plan business.

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

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2025, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$708	$709
After one year through five years	2,983	2,983
After five years through ten years	2,902	2,871
After ten years	10,201	9,184
Mortgage-backed securities	5,402	5,116
Other asset-backed securities	1,977	1,975
Fixed maturities, including securities pledged	$24,173	$22,838

As of December 31, 2025 and 2024, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Securities Lending Program

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	December 31, 2025	December 31, 2024
U.S. Treasuries	$29	$7
U.S. corporate public securities	391	461
Foreign corporate public securities and foreign governments	156	217
Short-term investments and cash equivalents	13	216
Total(1)	$589	$901
(1) As of December 31, 2025 and 2024, liabilities to return cash collateral were $575 and $581, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Consolidated Balance Sheets.

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

Allowance for credit losses

The following table presents a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Year Ended December 31, 2025
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$3	$17	$1	$8	$1	$30
Credit losses on securities for which credit losses were not previously recorded	6	—	—	—	1	7
Reductions for securities sold during the period	(3)	(17)	—	—	—	(20)
Balance as of December 31	$6	$—	$1	$8	$2	$17

	Year Ended December 31, 2024
	U.S. Corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$—	$9	$3	$1	$1	$14
Credit losses on securities for which credit losses were not previously recorded	3	8	—	7		18
Reductions for securities sold during the period	—	—	(2)	—	—	(2)
Balance as of December 31	$3	$17	$1	$8	$1	$30

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of December 31, 2025
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$212	$4	$252	$43	$464	$47
U.S. Government agencies and authorities	—	—	14	1	14	1
State, municipalities and political subdivisions	3	—	354	68	357	68
U.S. corporate public securities	516	32	3,655	741	4,171	773
U.S. corporate private securities	298	4	1,857	161	2,155	165
Foreign corporate public securities and foreign governments	136	3	1,040	174	1,176	177
Foreign corporate private securities	62	—	919	39	981	39
Residential mortgage-backed	206	2	686	90	892	92
Commercial mortgage-backed	61	—	1,546	241	1,607	241
Other asset-backed	188	1	158	16	346	17
Total	$1,682	$46	$10,481	$1,574	$12,163	$1,620

	As of December 31, 2024
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$229	$16	$127	$34	$356	$50
U.S. Government agencies and authorities	13	—	14	2	27	2
State, municipalities and political subdivisions	4	—	403	82	407	82
U.S. corporate public securities	615	28	3,626	868	4,241	896
U.S. corporate private securities	405	10	2,260	254	2,665	264
Foreign corporate public securities and foreign governments	355	14	1,051	221	1,406	235
Foreign corporate private securities	429	11	1,205	127	1,634	138
Residential mortgage-backed	253	6	704	122	957	128
Commercial mortgage-backed	18	—	1,888	333	1,906	333
Other asset-backed	29	1	197	24	226	25
Total	$2,350	$86	$11,475	$2,067	$13,825	$2,153

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2025 and 2024, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

As of December 31, 2025, the average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

Evaluating Securities for Intent Impairments

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses. For the years ended December 31, 2025, 2024 and 2023, intent impairments were $25, $10 and $23, respectively.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the years ended December 31, 2025 and 2024, the Company had no material debt modifications that require such disclosure.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of December 31, 2025 and 2024, respectively.

	As of December 31, 2025
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$337	$406	$85	$—	$—	$828
2024	150	126	11	—	—	287
2023	72	137	—	—	—	209
2022	218	221	83	—	—	522
2021	189	151	35	15	—	390
Prior	2,225	139	—		2	2,366
Total(1)	$3,191	$1,180	$214	$15	$2	$4,602
(1) Includes mortgage loans of approximately $0.8 billion acquired in the first quarter of 2025, related to the acquisition of OneAmerica Financial's full-service retirement plan business.

	As of December 31, 2024
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2024	$111	$107	$11	$—	$—	$229
2023	76	151	29	—	—	256
2022	201	240	94	—	—	535
2021	189	148	93	—	—	430
2020	149	63	—	—	—	212
Prior	1,827	126	1	—	16	1,970
Total	$2,553	$835	$228	$—	$16	$3,632
The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of December 31, 2025 and 2024, respectively.

	As of December 31, 2025
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2025	$628	$131	$55	$14	$828
2024	138	107	37	5	287
2023	128	14	65	2	209
2022	299	97	42	84	522
2021	254	19	41	76	390
Prior	1,743	342	203	78	2,366
Total	$3,190	$710	$443	$259	$4,602
(1) No commercial mortgage loans were secured by land or construction loans.

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
(1) No commercial mortgage loans were secured by land or construction loans.
The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of December 31, 2025 and 2024, respectively.

	As of December 31, 2025
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2025	$205	$91	$210	$156	$67	$26	$35	$18	$20	$828
2024	52	84	39	61	17	11	7	2	14	287
2023	25	36	13	70	16	25	2	20	2	209
2022	125	63	54	72	97	85	—	7	19	522
2021	83	45	82	55	76	37	2	10	—	390
Prior	538	584	506	161	168	207	48	84	70	2,366
Total	$1,028	$903	$904	$575	$441	$391	$94	$141	$125	$4,602

	As of December 31, 2024
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2024	$50	$60	$31	$51	$17	$3	$7	$2	$8	$229
2023	37	67	10	75	16	27	2	20	2	256
2022	114	108	46	87	78	80	1	1	20	535
2021	75	33	95	88	83	32	9	15	—	430
2020	52	104	13	8	8	10	—	5	12	212
Prior	446	472	515	130	156	112	38	81	20	1,970
Total	$774	$844	$710	$439	$358	$264	$57	$124	$62	$3,632

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of December 31, 2025 and 2024, respectively.

	As of December 31, 2025
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$350	$341	$124	$7	$3	$3	$—	$828
2024	60	160	56	11	—	—	—	287
2023	79	91	6	9	24	—	—	209
2022	99	224	156	28	9	6	—	522
2021	33	121	145	79	—	—	12	390
Prior	589	635	593	372	33	115	29	2,366
Total	$1,210	$1,572	$1,080	$506	$69	$124	$41	$4,602

	As of December 31, 2024
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2024	$45	$119	$54	$11	$—	$—	$—	$229
2023	81	128	11	11	25	—	—	256
2022	72	230	192	26	9	6	—	535
2021	21	110	197	86	—	8	8	430
2020	48	36	49	79	—	—	—	212
Prior	436	580	426	324	48	121	35	1,970
Total	$703	$1,203	$929	$537	$82	$135	$43	$3,632

The following table summarizes activity in the allowance for credit losses for commercial mortgage loans for the periods indicated:

	December 31, 2025	December 31, 2024
Allowance for credit losses, beginning of period	$19	$22
Credit losses on mortgage loans for which credit losses were not previously recorded	15	—
Increase (decrease) on mortgage loans with an allowance recorded in previous period	2	—
Provision for expected credit losses	36	22
Write-offs	(9)	(3)
Allowance for credit losses, end of period	$27	$19

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	December 31, 2025	December 31, 2024

Current	$4,531	$3,608
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	71	24
Total	$4,602	$3,632

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of December 31, 2025 and 2024 the Company had $71 and $24, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the years ended December 31, 2025 and 2024 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Fixed maturities	$1,414	$1,225	$1,285
Equity securities	6	6	10
Mortgage loans on real estate	226	183	196
Policy loans	8	8	8
Short-term investments and cash equivalents	13	10	10
Limited partnerships and other	137	118	82
Gross investment income	1,804	1,550	1,591
Less: Investment expenses	82	68	68
Net investment income	$1,722	$1,482	$1,523

For the years ended December 31, 2025 and 2024, the Company had $4 and $9 respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Net Gains (Losses)

Net gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related impairment of investments. Net gains (losses) are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Net gains (losses) also include changes in fair value of equity securities. The cost of the investments on disposal is generally determined using the specific identification method.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Fixed maturities, available-for-sale, including securities pledged	$(20)	$(18)	$(27)
Fixed maturities, at fair value option	(83)	(135)	(100)
Equity securities, at fair value	(6)	—	(4)
Derivatives	(36)	121	11
Embedded derivatives within fixed maturities	5	(4)	(1)
Other derivatives	(1)	2	—
Managed custody guarantees	4	4	(2)
Stabilizer	10	(14)	(1)
Mortgage loans	(6)	—	(10)
Other investments	1	—	—
Net gains (losses)	$(132)	$(44)	$(134)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Proceeds on sales	$3,916	$2,551	$3,356
Gross gains	38	44	51
Gross losses	66	32	47

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain products that contain embedded derivatives for which market value is at least partially determined by, among other things, levels of or

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, which contain embedded derivatives. These derivatives are generally considered total return swaps with contractual returns attributable to various assets and liabilities associated with these reinsurance agreements.

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of December 31, 2025 and 2024.

Refer to the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements for the Company's accounting policy on derivatives.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2025			December 31, 2024
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	22	—	—	—	—	—
Cash flow hedges:
Interest rate contracts	10	—	—	10	—	—
Foreign exchange contracts	422	7	16	504	37	2
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	12,031	147	215	11,626	201	266
Foreign exchange contracts	40	—	1	44	1	—
Credit contracts	61	—	—	72	—	—
Embedded derivatives and MCGs:
Within fixed maturity investments(4)	N/A	1	—	N/A	—	4
Within reinsurance agreements(5)	N/A	23	—	N/A	—	—
MCGs(6)	N/A	—	—	N/A	—	4
Stabilizer(6)	N/A	—	5	N/A	—	15
Total		$178	$237		$239	$291
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Consolidated Balance Sheets.
(2) Total carrying amount of the hedged assets and liabilities was $213 and $202 as of December 31, 2025 and 2024, respectively.
(3) The cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $2 as of December 31, 2025 and 2024, all of which is related to hedging adjustments on discontinued hedging relationships.
(4) Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(5) Included in Other assets on the Consolidated Balance Sheets.
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
December 31, 2025
Derivative assets	$154	$(149)	$(4)	$—	$1
Derivative liabilities	232	(149)	(71)	(11)	1
December 31, 2024
Derivative assets	239	(207)	(28)	(3)	1
Derivative liabilities	268	(207)	(54)	(6)	1
(1) Represents the netting of receivable with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Collateral

As of December 31, 2025, the Company held $6 and pledged $71 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2024, the Company held $31 and $54 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2025, the Company delivered $174 of securities and held no securities as collateral. As of December 31, 2024, the Company delivered $133 of securities and held $3 securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from AOCI into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Amount of Gain (Loss) Recognized in Other Comprehensive Income(1)	$—	$(44)	$—	$14	$—	$(36)
Amount of Gain (Loss) Reclassified from AOCI	—	6	—	13	—	8
(1) See the Accumulated Other Comprehensive Income (Loss) Note to these Consolidated Financial Statements for additional information.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,722	$(132)	$1,482	$(44)	$1,523	$(134)
Fair value hedges:
Interest rate contracts:
Hedged items	—	—	—	2	—	—
Derivatives designated as hedging instruments	—	(1)	—	(2)	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	5	1	8	5	8	—

The location and effect of derivatives not designated as hedging instruments in the Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Year Ended December 31,
		2025	2024	2023
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$(32)	$117	$10
Foreign exchange contracts	Net gains (losses)	(3)	—	(1)
Credit contracts	Net gains (losses)	(1)	1	2
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	5	(4)	(1)
Within reinsurance agreements	Net gains (losses)	23	—	—
MCGs	Net gains (losses)	4	4	(2)
Stabilizer	Net gains (losses)	10	(14)	(1)
Total		$6	$104	$7

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$344	$126	$—	$470
U.S. Government agencies and authorities	—	28	—	28
State, municipalities and political subdivisions	—	359	—	359
U.S. corporate public securities	—	5,950	62	6,012
U.S. corporate private securities	—	2,772	1,701	4,473
Foreign corporate public securities and foreign governments(1)	—	2,109	48	2,157
Foreign corporate private securities(1)	—	1,755	493	2,248
Residential mortgage-backed securities	—	3,176	61	3,237
Commercial mortgage-backed securities	—	1,879	—	1,879
Other asset-backed securities	—	1,735	240	1,975
Total fixed maturities, including securities pledged	344	19,889	2,605	22,838
Equity securities	21	—	51	72
Derivatives:
Interest rate contracts	1	146	—	147
Foreign exchange contracts	—	7	—	7
Embedded derivatives within reinsurance	—	23	—	23
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,144	5	—	1,149
Assets held in separate accounts	103,956	5,428	388	109,772
Total assets	$105,466	$25,498	$3,044	$134,008
Liabilities:
Stabilizer and MCGs	$—	$—	$5	$5
Derivatives:
Interest rate contracts	—	215	—	215
Foreign exchange contracts	—	17	—	17
Total liabilities	$—	$232	$5	$237
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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company's Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Year Ended December 31, 2025
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of December 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$(1)	$2	$24	$—	$(8)	$(2)	$—	$—	$62	$—	$1
U.S. Corporate private securities	1,171	(5)	44	714	—	(46)	(220)	43	—	1,701	1	41
Foreign corporate public securities and foreign governments(1)	48	—	—	—	—	—	—	—	—	48	—	—
Foreign corporate private securities(1)	341	(26)	42	279	—	(60)	(83)	—	—	493	1	10
Residential mortgage-backed securities	54	(7)	—	21	—	—	—	—	(7)	61	(7)	—
Other asset-backed securities	14	—	1	237	—	(1)	(11)	—	—	240	—	1
Total fixed maturities, including securities pledged	1,675	(39)	89	1,275	—	(115)	(316)	43	(7)	2,605	(5)	53
Equity securities, at fair value	56	2	—	6	—	(13)	—	—	—	51	2	—
Stabilizer and MCGs(2)	(19)	14	—	—	(2)	—	2	—	—	(5)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	19	1	—	—	—	(7)	(13)	—	—	—	—	—
Assets held in separate accounts(4)	340	11	—	91	—	(46)	—	15	(23)	388	—	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by-contract basis. These amounts are included in Net gains (losses) in the Consolidated Statements of Operations.

(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Net gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on investments in the Consolidated Statements of Comprehensive Income.

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

(3) For financial instruments still held as of December 31, amounts are included in Net investment income and Net gains (losses) in the Consolidated Statements of Operations or Unrealized gains (losses) on investments in the Consolidated Statements of Comprehensive Income.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2025 and 2024, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company's financial instruments as of the dates indicated:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,838	$22,838	$20,134	$20,134
Equity securities	72	72	66	66
Mortgage loans on real estate	4,602	4,534	3,632	3,440
Policy loans	157	157	163	163
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,149	1,149	1,375	1,375
Derivatives	154	154	239	239
Short-term loan to affiliate(1)	569	569	100	100
Embedded derivatives within reinsurance	23	23	—	—
Other investments	61	61	94	94
Assets held in separate accounts	109,772	109,772	98,579	98,579
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	$29,002	$32,344	$25,769	$27,652
Funding agreements with fixed maturities	1,573	1,591	721	726
Supplementary contracts, immediate annuities and other	177	167	214	180
Stabilizer and MCGs	5	5	19	19
Derivatives	232	232	268	268
Short-term debt(3)	42	42	44	44
Long-term debt(3)	—	—	1	1
(1) Included in Other assets on the Consolidated Balance Sheets.
(2) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within Stabilizer and MCGs.
(3) Included in Other liabilities on the Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Short-term loan to affiliate	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts, immediate annuities and other	Level 3
Short-term debt and Long-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA
	Deferred and Individual Annuities
Balance as of January 1, 2023	$578	$348
Deferrals of commissions and expenses	56	3
Amortization expense	(45)	(30)
Balance as of December 31, 2023	$589	$321
Deferrals of commissions and expenses	57	3
Amortization expense	(46)	(26)
Balance as of December 31, 2024	$600	$298
Additions related to business acquisitions(1)	—	390
Deferrals of commissions and expenses	56	4
Amortization expense	(46)	(55)
Balance as of December 31, 2025	$610	$637
(1) Related to the acquisition of the full-service retirement plan business of OneAmerica Financial.

The following table shows a reconciliation of DAC and VOBA balances to the Consolidated Balance Sheets as of the periods indicated:

	December 31, 2025	December 31, 2024
DAC:
Deferred and Individual Annuities	$610	$600
Other	10	9
VOBA	637	298
Total	$1,257	$907

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The estimated amount of VOBA amortization expense during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual experience or changes in best estimates of future experience.

Year	Amount
2026	$49
2027	44
2028	40
2029	37
2030	35

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Deferred Group and Individual Annuity
	December 31, 2025	December 31, 2024
Balance at January 1	$25,031	$25,991
Additions related to business acquisitions(1)	3,458	—
Deposits	2,973	2,435
Fee income	(62)	(50)
Surrenders, withdrawals and benefits	(4,842)	(4,368)
Net transfers (from) to the general account(2)	687	313
Interest credited	789	710
Ending Balance	$28,034	$25,031

Weighted-average crediting rate	2.8%	2.8%
Net amount at risk(3)	$58	$86
Cash surrender value	$27,683	$24,669
(1) In addition, $0.3 billion of acquired contracts from OneAmerica Financial are reported in Other in the table below.
(2) Net transfers (from) to the general account includes transfers of $(884) and $(1,150) for 2025 and 2024, respectively related to VRIAC-managed institutional/mutual fund plan assets in trust that are not reflected on the Consolidated Balance Sheets.
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

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and contract owner account balances on the Consolidated Balance Sheets for the periods indicated:

	December 31, 2025	December 31, 2024
Deferred group and individual annuity (Contract owner account balances)	$28,034	$25,031
Non-putable funding agreements	1,573	721
Other (Future policy benefits and Contract owner account balances)(1)	3,637	3,516
Ending balance	$33,244	$29,268
(1) Primarily consists of reinsured business and other retirement contracts.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of December 31, 2025
Up to 1.00%	$57	$3,711	$3,842	$2,015	$2,142	$2,338	$14,105
1.01% - 2.00%	116	53	41	3	—	1	214
2.01% - 3.00%	5,877	179	16	23	—	—	6,095
3.01% - 4.00%	7,737	—	—	—	—	—	7,737
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	316	—	—	—	2	—	318
Total discretionary rate setting products	$14,107	$3,943	$3,899	$2,041	$2,144	$2,339	$28,473

As of December 31, 2024
Up to 1.00%	$8	$4,010	$3,671	$1,688	$1,533	$925	$11,835
1.01% - 2.00%	110	56	44	4	—	1	215
2.01% - 3.00%	5,833	31	1	—	—	—	5,865
3.01% - 4.00%	7,291	—	—	—	—	—	7,291
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	341	—	—	—	2	—	343
Total discretionary rate setting products	$13,587	$4,097	$3,716	$1,692	$1,535	$926	$25,553
(1) The table includes contracts acquired as a result of the OneAmerica Financial's acquisition completed in the first quarter of 2025. Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after December 31, 2025 and 2024 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

7.    Reinsurance

As of December 31, 2025, the Company has reinsurance treaties with unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed(1)	Ceded	Total, Net of Reinsurance
December 31, 2025
Assets
Premium receivable	$1	$—	$(1)	$—
Reinsurance recoverable, net of allowance for credit losses	—	—	2,421	2,421
Total	$1	$—	$2,420	$2,421
Liabilities
Future policy benefits and contract owner account balances	$30,017	$3,227	$—	$33,244
Total	$30,017	$3,227	$—	$33,244

December 31, 2024
Assets
Premium receivable	$1	$—	$(1)	$—
Reinsurance recoverable, net of allowance for credit losses	—	—	2,560	2,560
Total	$1	$—	$2,559	$2,560
Liabilities
Future policy benefits and contract owner account balances	$29,133	$135	$—	$29,268
Total	$29,133	$135	$—	$29,268
(1) As of December 31, 2025, Future policy benefits and contract owner account balances include $3.1 billion of full-service retirement plan contracts assumed related to the acquisition of OneAmerica Financial's full-service retirement plan business.

Information regarding the effect of reinsurance in the Consolidated Statements of Operations is as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Fee income:
Direct fee income	$1,249	$1,136	$993
Reinsurance assumed	94	—	—
Reinsurance ceded	(7)	—	—
Net fee income	$1,336	$1,136	$993

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$864	$857	$920
Reinsurance assumed	95	5	4
Reinsurance ceded	(86)	(92)	(107)
Net interest credited and other benefits to contract owners / policyholders	$873	$770	$817

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As part of the acquisition by the Company's ultimate parent, Voya Financial, of the full-service retirement plan business of OneAmerica Financial, as disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements, the Company entered into an indemnity reinsurance agreement with American United Life Insurance Company, a subsidiary of OneAmerica Financial. Under the reinsurance agreement, the Company assumed a 100% quota share of fixed and variable annuities, resulting in the Company assuming contract owner account balances of $3.8 billion under a combination indemnity coinsurance and coinsurance with funds withheld, and $20.6 billion of separate account liabilities under a modified coinsurance arrangement. Assumed separate account assets and liabilities are presented on a net basis in the accompanying Consolidated Balance Sheets.

The Company has indemnity reinsurance agreements with SLD and Lincoln related to the disposition of its individual life and annuity business. Under these agreements, SLD and Lincoln have contractually assumed certain policyholder liabilities and obligations; however the Company remains directly obligated to contract owners.

As a result of these agreements, the Company has a significant concentration of ceded reinsurance with SLD and Lincoln. Reinsurance recoverable, net of the allowance for credit losses, related to the agreement with SLD was $1.6 billion as of December 31, 2025 and 2024 on the Consolidated Balance Sheets. Reinsurance recoverable, net of the allowance for credit losses, related to the reinsurance agreement with Lincoln was $0.8 billion and $0.9 billion as December 31, 2025 and 2024, respectively, on the Consolidated Balance Sheets.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of December 31, 2025 and 2024, the Company had a deposit asset, net of the allowance for credit losses of $0.8 billion and $0.9 billion, respectively, which is reported in Other assets on the Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.9 billion as of December 31, 2025, which was recorded in Other assets on the Consolidated Balance Sheets.

8.    Separate Accounts

The following tables present a rollforward of Liabilities related to separate accounts for the stabilizer and deferred annuity business, including a reconciliation to the Consolidated Balance Sheets, for the periods indicated:

	December 31, 2025			December 31, 2024
	Stabilizer(1)	Deferred Annuity	Total	Stabilizer(1)	Deferred Annuity	Total
Balance at January 1	$6,901	$89,837	$96,738	$7,175	$81,440	$88,615
Premiums and deposits	963	10,745	11,708	891	9,955	10,846
Fee income	(31)	(501)	(532)	(33)	(474)	(507)
Surrenders, withdrawals and benefits	(1,205)	(12,462)	(13,667)	(1,376)	(12,415)	(13,791)
Net transfers (from) to separate accounts	—	(1,571)	(1,571)	—	(1,463)	(1,463)
Investment performance	531	14,163	14,694	244	12,794	13,038
Balance at end of period	$7,159	$100,211	$107,370	$6,901	$89,837	$96,738
Reconciliation to Consolidated Balance Sheets:

Other variable products liabilities	2,402	1,841
Total Separate Accounts liabilities	$109,772	$98,579
(1) Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for deferred annuity products was $100,190 and $89,817 as of December 31, 2025 and 2024, respectively.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The aggregate fair value of assets, by major investment asset category, supporting separate accounts liabilities was as follows for the periods indicated:

	December 31, 2025	December 31, 2024
U.S. Treasury securities and obligations of U.S government, corporations and agencies	$909	$913
Corporate and foreign debt securities	2,635	2,493
Mortgage-backed securities	2,928	3,087
Equity securities (including mutual funds)	102,097	91,588
Cash, cash equivalents and short-term investments	734	437
Receivable for securities and accruals	469	61
Total	$109,772	$98,579

9.    Capital Contributions, Dividends and Statutory Information

Connecticut insurance law imposes restrictions on a Connecticut insurance company's ability to pay dividends to its parent. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or "extraordinary" dividends, are subject to approval by the Connecticut Insurance Commissioner.

Under Connecticut insurance law, an "extraordinary" dividend or distribution is defined as a dividend or distribution that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) ten percent (10%) of the insurance company's statutory surplus at the prior year end or (2) the insurance company's prior year statutory net gain from operations. Connecticut law also prohibits a Connecticut insurer from declaring or paying a dividend except out of its earned surplus unless prior insurance regulatory approval is obtained.

During the year ended December 31, 2025, the Company recognized $175 of Additional paid-in capital as a result of the application of pushdown accounting associated with the acquisition of OneAmerica Financial's full-service retirement plan business, by the Company's ultimate parent, Voya Financial.

During the years ended December 31, 2025 and 2024, VRIAC declared and paid ordinary dividends to its Parent in the aggregate amounts of $394 and $473, respectively.

During the years ended December 31, 2025 and 2024, VRIAC did not receive capital contributions from its Parent.

The Company is subject to minimum risk-based capital ("RBC") requirements established by the Connecticut Insurance Department (the "Department"). The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the National Association of Insurance Commissioners ("NAIC"), to authorized control level RBC, as defined by the NAIC. The Company exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

The Company is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Department. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the Department, the entire amount or a portion of an insurance company's asset balance can be non-admitted depending on specific rules regarding admissibility. The most significant non-admitted assets of the Company are typically a portion of deferred tax assets in excess of prescribed thresholds. For the years ended December 31, 2025, 2024 and 2023, the Company had no prescribed or permitted practices.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Statutory net income was $606, $640 and $577 for the years ended December 31, 2025, 2024 and 2023, respectively. Statutory capital and surplus was $2.2 billion and $2.0 billion for the years ended December 31, 2025 and 2024.

10.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of AOCI as of the dates indicated.

	As of December 31,
	2025	2024	2023
Fixed maturities, net of impairment	$(1,319)	$(1,995)	$(1,827)
Derivatives(1)	2	56	57
Change in current discount rate	(282)	(306)	(335)
Deferred income tax asset(2)	464	600	571
Total	(1,135)	(1,645)	(1,534)
Pension and other postretirement benefits liability, net of tax	1	1	3
AOCI	$(1,134)	$(1,644)	$(1,531)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of December 31, 2025, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $3.
(2) The Company uses the portfolio method to determine when stranded tax benefits (or detriments) are released from AOCI.

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2025
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$620	$(130)	$490
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	56	(12)	44
Change in unrealized gains (losses) on available-for-sale securities	676	(142)	534

Derivatives:
Derivatives	(44)	9	(35)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(10)	2	(8)
Change in unrealized gains (losses) on derivatives	(54)	11	(43)

Change in current discount rate	24	(5)	19
Change in AOCI	$646	$(136)	$510

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2024
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(170)	$35	$(135)
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	1	—	1
Change in unrealized gains (losses) on available-for-sale securities	(169)	35	(134)

Derivatives:
Derivatives	14	(3)	11
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(15)	3	(12)
Change in unrealized gains (losses) on derivatives	(1)	—	(1)

Change in current discount rate	28	(6)	22
Change in AOCI	$(142)	$29	$(113)

	December 31, 2023
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$694	$(146)	$548
Adjustments for amounts recognized in Net gains (losses) in the Consolidated Statements of Operations	21	(4)	17
Change in unrealized gains (losses) on available-for-sale securities	715	(150)	565

Derivatives:
Derivatives	(36)	8	(28)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(18)	4	(14)
Change in unrealized gains (losses) on derivatives	(54)	12	(42)

Change in current discount rate	16	(3)	13
Change in AOCI	$677	$(141)	$536

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

11.    Revenue from Contracts with Customers

Financial services revenue is disaggregated by type of service in the following table:

	Year Ended December 31,
	2025	2024	2023
Advisory and recordkeeping and administration	$637	$571	$460
Distribution and shareholder servicing	77	79	73
Total financial services revenue	714	650	533
Revenue from other sources(1)	695	551	478
Total Fee income and Other revenue	$1,409	$1,201	$1,011

(1)Primarily consists of revenue from insurance contracts and financial instruments.

Net receivables of $96 and $109 are included in Other assets on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, contract cost assets were $107 and $103, respectively. For the years ended December 31, 2025, 2024 and 2023, amortization expenses of $22, $21 and $21, respectively, were recorded in Operating expenses. The estimated lives of capitalized contract costs typically range from 5 to 15 years. There was no impairment loss in relation to the contract costs capitalized.

12.    Income Taxes

Income tax expense consisted of the following for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Current tax expense:
Federal	$84	$57	$14
Total current tax expense	84	57	14
Deferred tax expense (benefit):
Federal	13	—	(1)
Total deferred tax expense (benefit)	13	—	(1)
Total income tax expense	$97	$57	$13
Income before income taxes consisted of the following for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Income
Domestic	$691	$643	$400
Foreign	—	—	—
Total income before income taxes	$691	$643	$400

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S Federal Statutory Rate	$145	21.0%	$135	21.0%	$84	21.0%
Tax Credits
Foreign tax credits	(22)	(3.2)%	(18)	(2.8)%	(11)	(2.8)%
Nontaxable or Nondeductible Items
Dividends received deduction	(35)	(5.1)%	(47)	(7.3)%	(36)	(9.0)%
Other Adjustments
Security Life of Denver Company capital loss carryback(1)	—	—%	(13)	(2.0)%	(23)	(5.8)%
Other	9	1.3%	—	—%	(1)	(0.3)%
Effective tax rate	$97	14.0%	$57	8.9%	$13	3.3%
(1) See Other Tax Matters section below

Temporary Differences
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2025	2024
Deferred tax assets
Net unrealized investment losses	$276	$407
Loss carryforwards	112	165
Tax credits	76	80
Insurance reserves	73	48
Compensation and benefits	71	60
Current discount rate	59	64
Tax intangibles	49	—
Investments	6	26
Other assets	5	9
Total gross assets before valuation allowance	727	859
Less: Valuation allowance	—	—
Assets, net of valuation allowance	$727	$859
Deferred tax liabilities
Deferred policy acquisition costs	$(192)	$(175)
Other liabilities	(22)	(22)
Total gross liabilities	(214)	(197)
Net deferred income tax asset	$513	$662

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth the federal and credit carryforwards for tax purposes as of the dates indicated:

	December 31,
	2025		December 31, 2024
Federal net operating loss carryforward	$535	(1)	$788
Credit carryforward	76	(2)	80
(1) Net operating loss carryforward not subject to expiration.
(2) Expires between 2026 and 2034.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTA") will not be realized. As of December 31, 2025 and 2024, the Company had no valuation allowance. However, the application of intra-period tax allocation rules to benefits associated with capital deferred tax assets resulted in a valuation allowance as of December 31, 2025 and 2024 of $128 in continuing operations offset by a corresponding benefit in Other comprehensive income.

The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of December 31, 2025 and 2024, the Company had net unrealized capital losses of $1.3 billion and $1.9 billion, respectively, in AOCI. The Company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs and did not establish a valuation allowance in 2025.

Other Tax Matters

On January 4, 2021, Voya Financial completed a series of transactions pursuant to a Master Transaction Agreement with Resolution Life U.S. Holdings Inc. ("Resolution Life US"). As a part of these transactions, Resolution Life US acquired Voya Financial's wholly owned subsidiary, SLD. SLD generated capital losses in the 2023 and 2022 tax years, which are included in the tax return for Voya Financial. The Company recorded a $13 and $23 tax benefit in 2024 and 2023, respectively, resulting in a decrease to the effective tax rate.

Tax Sharing Agreement

As of December 31, 2025 and 2024, the Company had a payable to Voya Financial of $30 and $15, respectively, for federal income taxes under the intercompany tax sharing agreement, which is included in Other liabilities on the Consolidated Balance Sheets.

For the year ended December 31, 2025, 2024 and 2023, the Company made federal income tax payments/(refunds) to/(from) Voya Financial of $69, $57 and $(6), respectively.

The results of the Company's operations are included in the consolidated tax return of Voya Financial. Generally, the Company's consolidated financial statements recognize the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods pursuant to the provisions of Income Taxes (ASC 740) as if the Company were a separate taxpayer rather than a member of Voya Financial's consolidated income tax return group with the exception of any net operating loss carryforwards and capital loss carryforwards, which are recorded pursuant to the tax sharing agreement. If the Company instead were to follow a separate taxpayer approach without any exceptions, there would be no impact to Income tax expense for the periods indicated above. However, any current tax benefit related to the Company's tax attributes realized by virtue of its inclusion in the consolidated tax return of Voya Financial would have been recorded directly to equity rather than income. Under the tax sharing agreement, Voya Financial will pay the Company for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2025 and 2024.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Interest and Penalties

The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The Company had no accrued interest and penalties on the Consolidated Balance Sheets and the Consolidated Statements of Operations as of December 31, 2025 and 2024.

Tax Regulatory Matters

For the tax years 2023 through 2025, Voya Financial participated in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2023 tax year, Voya Financial is in the Compliance Maintenance Bridge ("Bridge") phase of CAP. In the Bridge phase, the IRS did not conduct any review or provide any letters of assurance for that tax year. For the 2024 and 2025 tax years, Voya Financial is in the Compliance Maintenance Bridge Plus ("Bridge Plus") phase of CAP. In the Bridge Plus phase, the IRS will review the tax return and issue either a full or partial acceptance letter upon completion of review.

Voya Financial received a partial acceptance letter for the 2024 tax year and does not anticipate any material adjustments to its tax return as filed.

Voya Financial filed amended federal income tax returns for tax years 2012 through 2018 to claim a foreign tax credit instead of utilizing a foreign tax deduction. Voya Financial does not anticipate an adjustment to its claim as filed. The audit of the claim is ongoing.

Tax Legislative Matters

In August 2022, the Inflation Reduction Act was signed into law creating the corporate alternative minimum tax ("CAMT"). In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While Voya Financial does not expect to be subject to the CAMT for 2025, Voya Financial continues to review the proposed regulations, and its CAMT determination will need to be evaluated in light of future guidance.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes changes to the Internal Revenue Code. The OBBBA did not have a material impact on the Company's financial statements.

13.    Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which expires on April 1, 2026, either party can borrow from the other up to 3.0% of the Company's statutory admitted assets as of the preceding December 31. Interest on any borrowing by either the Company or Voya Financial is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities. The Company expects to renew this agreement prior to expiration in the ordinary course of business, subject to regulatory approvals.

Under this agreement, the Company incurred interest expense of $2, $2 and $3 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company earned interest income of $20, $20 and $18 for the years ended December 31, 2025, 2024 and 2023, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, in the Consolidated Statements of Operations.

As of December 31, 2025, VRIAC had $569 outstanding receivable and VIPS had a $42 outstanding payable. As of December 31, 2024, VRIAC had $100 outstanding receivable and VIPS had a $44 outstanding payable from/to Voya Financial under the reciprocal loan agreement.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

14.    Benefit Plans

Defined Benefit Plan

Voya Services Company sponsors the Voya Retirement Plan (the "Retirement Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees, including but not limited to "Career Agents") are eligible to participate. Career Agents are certain, full-time insurance salespeople who have entered into a career agent agreement with the Company and certain other individuals who meet specified eligibility criteria.

The Retirement Plan is a tax qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). Beginning January 1, 2012, the Retirement Plan adopted a cash balance pension formula instead of a final average pay ("FAP") formula, allowing all eligible employees to participate in the Retirement Plan. Participants will earn an annual credit equal to 4% of eligible compensation. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the IRS in the preceding August of each year. The annual pay and interest credits are subject to a 3-year cliff vesting schedule. The accrued vested cash pension balance benefit is portable; participants can take it if they leave the Company.

The costs allocated to the Company for its employees' participation in the Retirement Plan were $14, $12 and $12 for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

Defined Contribution Plan

Voya Services Company sponsors the Voya 401(k) Savings Plan (the "Savings Plan"). Substantially all employees of Voya Services Company and its affiliates (excluding certain employees, including but not limited to Career Agents) are eligible to participate, including the Company's employees other than Company agents. The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax, Roth-after tax and after-tax basis. Voya Services Company matches pre-tax and Roth after-tax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The costs allocated to the Company for the Savings Plan were $25, $21 and $21, for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in Operating expenses in the Consolidated Statements of Operations.

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

Obligations and Funded Status

The following table summarizes the benefit obligations for the SERPs and Agents Non-Qualified Plan as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Change in benefit obligation:
Benefit obligation, January 1	$56	$60
Interest cost	3	3
Benefits paid	(5)	(5)
Actuarial (gains) losses on obligation(1)	—	(2)
Benefit obligation, December 31	$54	$56
(1) Includes actuarial (gain) loss of $1 and $(2) due to change in discount rate for the years ended December 31, 2025 and 2024, respectively. The discount rate decreased 0.25% during 2025 driven by a steepening of the corporate AA yield curve. The discount rate increased 0.60% during 2024 driven by an increase in corporate AA yields.

Amounts recognized on the Consolidated Balance Sheets in Other liabilities were as follows as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Accrued benefit cost	$(54)	$(56)
Net amount recognized	$(54)	$(56)

Assumptions

The discount rate used in the measurement of the December 31, 2025 and 2024 benefit obligation for the SERPs and Agents Non-Qualified Plan, were as follows:

	2025	2024
Discount rate	5.63%	5.88%

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

The weighted-average discount rate used in calculating the net pension cost was as follows:

	2025	2024	2023
Discount rate	5.88%	5.28%	5.47%

Since the benefit plans of the Company are unfunded, an assumption for return on plan assets is not required.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net Periodic Benefit Costs

Net periodic benefit costs for the SERPs and Agents Non-Qualified Plan were as follows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:	2025	2024	2023
Interest cost	$3	$3	$3
Net (gain) loss recognition	—	(2)	1
Net periodic (benefit) costs	$3	$1	$4

Expected Future Benefit Payments

The following table summarizes the expected benefit payments related to the SERPs and Agents Non-Qualified Plan for the years indicated:

2026	$6
2027	5
2028	5
2029	5
2030	5
2031-2035	22

In 2026, the Company expects to contribute $6 to the SERPs and Agents Non-Qualified Plan.

Share Based Compensation Plans

Certain employees of the Company participate in the Omnibus Employee Incentive Plans ("the Omnibus Plans") sponsored by Voya Financial. The Omnibus Plans each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), performance share units ("PSUs"), and stock options.

The Company was allocated compensation expense from Voya Financial of $17, $27 and $34 for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company recognized tax benefits of $4, $6 and $7 for the years ended 2025, 2024 and 2023, respectively.

All excess tax benefits and tax deficiencies related to share-based compensation are reported in Net income.

Other Benefit Plans

In addition, the Company, in conjunction with Voya Services Company, sponsors the following benefit plans:

•The Voya 401(k) Plan for VRIAC Agents, which allows participants to defer a specified percentage of eligible compensation on a pre-tax and Roth after-tax basis. Effective January 1, 2006, the Company match equals 50% of a participant's pre-tax or Roth after-tax deferral, with a maximum of 6% of the participant's eligible pay. A request for a determination letter on the qualified status of the Voya 401(k) Plan for VRIAC Agents was filed with the IRS on January 1, 2014. A favorable determination letter was received dated August 28, 2014.
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

The benefit charges incurred by the Company related to these plans were immaterial for the years ended December 31, 2025, 2024 and 2023.

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

As of December 31, 2025 the Company had off-balance sheet commitments to acquire mortgage loans of $110, and purchase limited partnerships and private placement investments of $1,885.

Insurance Company Guaranty Fund Assessments

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be $1 and $2 as of December 31, 2025 and 2024, respectively. The Company has also recorded an asset, which is included in Other assets on the Consolidated Balance Sheets, of $19 and $18 as of December 31, 2025 and 2024, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, letter of credit, and derivative transactions as described further in this note. The components of the fair value of the restricted assets were as follows as of December 31, 2025 and 2024:

	2025	2024
Fixed maturity collateral pledged to FHLB(1)	$1,663	$1,238
FHLB restricted stock(2)	52	34
Fixed maturities-state and other deposits	8	8
Securities pledged(3)	845	1,089
Total restricted assets	$2,568	$2,369
(1) Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(2) Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $565 and $871 as of December 31, 2025 and 2024, respectively. In addition, as of December 31, 2025 and 2024, the Company delivered securities as collateral of $174 and $133, respectively, and repurchase agreements of $106 and $85, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Boston, and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2025 and 2024, the Company had $1,172 and $721, respectively, in non-putable funding agreements, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

Funding Agreement-Backed Notes Program

The Company participates in a Funding Agreement-Backed Notes ("FABN") program, pursuant to which the Company may issue funding agreements to a Delaware special purpose statutory trust (the "Trust") in exchange for proceeds from the Trust’s medium-term note issuances. As of December 31, 2025, the Company had $400 in funding agreements outstanding under the program, which are included in Future policy benefits and contract owner account balances on the Consolidated Balance Sheets.

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
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2025, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

Litigation includes Ravarino, et al. v. Voya Financial, Inc., et al. (USDC District of Connecticut, No. 3:21-cv-01658)(filed December 14, 2021). In this putative class action, the plaintiffs allege that the named defendants, which include the Company, breached their fiduciary duties of prudence and loyalty in the administration of the Voya 401(k) Savings Plan. The plaintiffs claim that the named defendants did not exercise proper prudence in their management of allegedly poorly performing investment options, including proprietary funds, and passed excessive investment-management and other administrative fees for proprietary and non-proprietary funds onto plan participants. The plaintiffs also allege that the defendants engaged in self-dealing through the inclusion of the Voya Stable Value Option into the plan offerings and by setting the "crediting rate" for participants’ investment in the Stable Value Fund artificially low in relation to Voya’s general account investment returns in order to maximize the spread and Voya’s profits at the participants’ expense. The complaint seeks disgorgement of unjust profits as well as costs incurred. On June 13, 2023, the Court issued a ruling granting in part and denying in part Voya's motion to dismiss. On December 10, 2025, the plaintiffs filed an amended complaint. The Company continues to deny the allegations, which it believes are without merit, and intends to defend the case vigorously.

16.    Related Party Transactions

Operating Agreements

VRIAC has certain agreements whereby it generates revenues and incurs expenses with affiliated entities. The agreements are as follows:

•Investment Advisory agreement with Voya Investment Management LLC ("VIM"), an affiliate, pursuant to which VIM provides asset management, administrative and accounting services for VRIAC's general account and separate account. VRIAC incurs a fee, paid quarterly, based on the value of the assets under management. For the years ended December 31, 2025, 2024 and 2023, expenses were incurred in the amounts of $78, $69 and $64, respectively.
•Shareholder servicing fee and intercompany agreements with VIM and other affiliates provide for shareholder servicing and administrative services. Payments under these agreements are settled monthly. For the years ended December 31, 2025, 2024 and 2023, shareholder servicing and administrative revenues received by VRIAC were $102, $57 and $52, respectively.
•Services agreements with Voya Services Company and other insurance and non-insurance company affiliates for administrative, management, financial, custodial, trustee and information technology services. Custodial and trustee services are settled monthly, all other services are settled quarterly. For the years ended December 31, 2025, 2024 and 2023, expenses were incurred in the amounts of $426, $430 and $457, respectively.
•Variable annuity, fixed insurance and mutual fund products issued by VRIAC are sold by VFA, an affiliate of VRIAC. For the years ended December 31, 2025, 2024 and 2023, commission expenses incurred by VRIAC were $85, $79 and $72, respectively. Payments on commission expenses are settled monthly.

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods. Revenues and expenses recorded as a result of transactions and agreements with affiliates may not be the same as those incurred if the Company was not a wholly owned subsidiary of its Parent.

Investment Advisory and Other Fees

VFP acts as a distributor of insurance products issued by its affiliates, which may in turn invest in mutual fund products issued by certain of its affiliates. For the years ended December 31, 2025, 2024 and 2023, distribution revenues received by VFP related to affiliated mutual fund products were $29, $27, and $24, respectively.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule I

Summary of Investments Other than Investments in Affiliates
As of December 31, 2025
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheets
Fixed maturities:
U.S. Treasuries	$517	$470	$470
U.S. Government agencies and authorities	29	28	28
State, municipalities and political subdivisions	427	359	359
U.S. corporate public securities	6,701	6,012	6,012
U.S. corporate private securities	4,578	4,473	4,473
Foreign corporate public securities and foreign governments(1)	2,292	2,157	2,157
Foreign corporate private securities(1)	2,250	2,248	2,248
Residential mortgage-backed securities	3,287	3,237	3,237
Commercial mortgage-backed securities	2,115	1,879	1,879
Other asset-backed securities	1,977	1,975	1,975
Total fixed maturities, including securities pledged	24,173	22,838	22,838
Equity securities	72	72	72
Mortgage loans on real estate	4,602	4,534	4,575
Policy loans	157	157	157
Short-term investments	6	6	6
Limited partnerships/corporations	1,365	1,365	1,365
Derivatives	(1)	154	154
Other investments	61	61	61
Total investments	$30,435	$29,187	$29,228
(1) Primarily U.S. dollar denominated.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Schedule IV

Reinsurance
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Direct		Assumed	Ceded		Net		Percentage of Assumed to Net
2025
Life insurance in force	$5,031		$128	$5,159		$—		NM**
Premiums:
Accident and health insurance	—	*	—	—	*	—	*	—%
Annuity contracts	5		—	4		1		—%
Total premiums	$5		$—	$4		$1		—%

2024
Life insurance in force	$5,478		$140	$5,618		$—		NM**
Premiums:
Accident and health insurance	—	*	—	—	*	—	*	—%
Annuity contracts	9		—	—	*	9		—%
Total premiums	$9		$—	$—	*	$9		—%

2023
Life insurance in force	$5,903		$152	$6,055		$—		NM**
Premiums:
Accident and health insurance	—	*	—	—	*	—	*	—%
Annuity contracts	31		—	2		29		—%
Total premiums	$31		$—	$2		$29		—%
* Less than $1
** Not meaningful

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the President and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the Securities and Exchange Commission ("SEC") is made known to them in a timely manner.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company has maintained effective internal control over financial reporting as of December 31, 2025.

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management's assessment of and conclusion on the effectiveness of internal control over financial reporting for 2025 did not include the internal controls of the OneAmerica Financial, Inc. full-service retirement plan business ("OneAmerica Acquired Business"), which was acquired by Voya Financial, Inc., the ultimate Parent of the Company on January 2, 2025. The OneAmerica Acquired Business is included in the 2025 Consolidated Financial Statements of the Company, and constituted 11% of total revenues and 3% of total assets for the year ended December 31, 2025. We are in the process of integrating the OneAmerica Acquired Business into our internal control structure.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.    Certain Relationships, Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.    Principal Accountant Fees and Services

In 2025 and 2024, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for Voya Financial, Inc. ("Voya Financial"), including Voya Retirement Insurance and Annuity Company ("VRIAC"). Voya Financial's subsidiaries, including VRIAC, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company along with a description of the services rendered by Ernst & Young to the Company are detailed below for the periods indicated.

	Year Ended December 31,
($ in millions)	2025		2024
Audit fees(1)	$5		$4
Audit-related fees(2)	1		1
Tax fees(3)	—	*	—	*
	$6		$5
(1) Includes fees for the audit of the annual consolidated financial statements and review of the interim financial statements.
(2) Audit-related fees were allocated to VRIAC and include the audit of service organization control reports.
(3) Includes tax compliance services and routine tax advisory services.
*Less than $1.

VRIAC is subject to Voya Financial's pre-approval policies and procedures. The charter of the Voya Financial Audit Committee provides that the Audit Committee pre-approve all audit and any non-audit services to be provided by the independent auditors. All services performed by Ernst & Young for Voya Financial and its subsidiaries were pre-approved by the Voya Financial Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.Financial statement schedules.
Schedule I - Summary of Investments Other than Investments in Affiliates
Schedule IV - Reinsurance

All other provisions for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.Exhibits

Voya Retirement Insurance and Annuity Company ("VRIAC")
Form 10-K for Fiscal Year Ended December 31, 2025

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

10.30	Services Agreement is entered into as of December 1, 2022 between VRIAC and VBC.

Exhibit Index
Exhibit Number	Description of Exhibit
10.31
Third Amended and Restated Services Agreement, dated as of January 2, 2025, between VRIAC, the affiliated companies and certain other affiliated companies in Exhibit B of the Agreement, incorporated by reference to the Company's Form 10-Q filed on November 12, 2025 (File Number 033-23376).

14.	ING Code of Ethics for Financial Professionals, incorporated by reference to the Company's Form 10-K filed on March 29, 2004 (File No. 033-23376).
23.1+	Consent of Ernst & Young LLP
31.1+	Certificate of William T. Bainbridge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Amelia J. Vaillancourt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of William T. Bainbridge pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Amelia J. Vaillancourt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2026		Voya Retirement Insurance and Annuity Company
(Date)	(Registrant)

	By:	/s/	William T. Bainbridge
William T. Bainbridge Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 6, 2026.

		Signatures	Title

By:	/s/	Amelia J. Vaillancourt	Director and President
Amelia J. Vaillancourt

By:	/s/	Youssef A. Blal	Director
Youssef A. Blal

By:	/s/	Curtis J. Heaser	Director
Curtis J. Heaser

By:	/s/	Neha Jha	Director
Neha Jha

By:	/s/	Jay S. Kaduson	Director
Jay S. Kaduson

By:	/s/	Andrew J. Stocker	Director
Andrew J. Stocker

By:	/s/	William T. Bainbridge	Director and Chief Financial Officer
William T. Bainbridge

