Form 10-Q
period 2026-03-31
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2026-05-12
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of May 1, 2026, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended March 31, 2026

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) global market and geopolitical risks (including war and terrorism), including general economic conditions, impacts of a U.S. government shutdown, tariffs imposed or proposed by the U.S. or foreign governments and our ability to manage such risks; (ii) liquidity and credit risks, including financial strength or credit ratings downgrades, requirements to post collateral, and availability of funds through lending programs; (iii) strategic and business risks, including our ability to maintain market share, adapt to disruptive technology or innovations, or otherwise manage our third-party relationships; (iv) investment risks, including the ability to achieve desired returns and liquidate certain assets; (v) operational risks, including cybersecurity and privacy failures and our dependence on third parties; and (vi) tax, regulatory and legal risks, including limits on our ability to use deferred tax assets, changes in law, regulation or accounting standards, and our ability to comply with regulations. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors" and "Management’s Narrative Analysis of the Results of Operations and Financial Condition" in the Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

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
Condensed Consolidated Balance Sheets
March 31, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,211 and $22,083 as of 2026 and 2025, respectively; net of allowance for credit losses of $20 and $17 as of 2026 and 2025, respectively)	$20,689	$20,862
Fixed maturities, at fair value using the fair value option	1,096	1,131
Equity securities, at fair value	64	72
Short-term investments	6	6
Mortgage loans on real estate (net of allowance for credit losses of $27 as of 2026 and 2025)	4,618	4,575
Policy loans	154	157
Limited partnerships/corporations	1,387	1,365
Derivatives	159	154
Securities pledged (amortized cost of $921 and $959 as of 2026 and 2025, respectively)	814	845
Other investments	56	61
Total investments	29,043	29,228
Cash and cash equivalents	211	352
Short-term investments under securities loan agreements, including collateral delivered	823	791
Accrued investment income	314	300
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2026 and 2025)	2,361	2,421
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	1,248	1,257
Deferred income taxes	576	513
Other assets (net of allowance for credit loss of $0 as of 2026 and 2025)	2,492	2,795
Assets held in separate accounts	105,455	109,772
Total assets	$142,523	$147,429

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
March 31, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
Liabilities:
Future policy benefits and contract owner account balances	$33,166	$33,244
Payables under securities loan and repurchase agreements, including collateral held	777	826
Due to affiliates	153	124
Derivatives	215	232
Other liabilities	623	806
Liabilities related to separate accounts	105,455	109,772
Total liabilities	$140,389	$145,004

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock ($50 par value per share, 100,000 shares authorized, 55,000 issued and outstanding as of 2026 and 2025)	3	3
Additional paid-in capital	2,932	2,929
Accumulated other comprehensive income (loss)	(1,352)	(1,134)
Retained earnings	551	627
Total shareholder's equity	2,134	2,425
Total liabilities and shareholder's equity	$142,523	$147,429

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net investment income	$433	$413
Fee income	340	316
Premiums	2	(1)
Net gains (losses)	(51)	(19)
Other revenue	20	20
Total revenues	744	729
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	225	207
Operating expenses	336	323
Net amortization of DAC and VOBA	25	25
Interest expense	—	1
Total benefits and expenses	586	556
Income before income taxes	158	173
Income tax expense	19	23
Net income	$139	$150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income	$139	$150
Other comprehensive income (loss), before tax:
Change in current discount rate	6	4
Unrealized gains (losses) on investments	(282)	253
Other comprehensive income (loss), before tax	(276)	257
Income tax expense (benefit) related to items of other comprehensive income (loss)	(58)	54
Other comprehensive income (loss), after tax	(218)	203
Comprehensive income (loss)	$(79)	$353

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2026	$3	$2,929	$(1,134)	$627	$2,425
Comprehensive income:
Net income	—	—	—	139	139
Other comprehensive income (loss), after tax	—	—	(218)	—	(218)
Total comprehensive income (loss)					(79)
Dividends paid	—	—	—	(215)	(215)
Contributions of capital	—	3	—	—	3
Balance as of March 31, 2026	$3	$2,932	$(1,352)	$551	$2,134

Balance as of January 1, 2025	$3	$2,754	$(1,644)	$427	$1,540
Comprehensive income:
Net income	—	—	—	150	150
Other comprehensive income, after tax	—	—	203	—	203
Total comprehensive income					353
Impact of pushdown accounting related to business acquisition	—	175	—	—	175
Dividends paid	—	—	—	(84)	(84)
Balance as of March 31, 2025	$3	$2,929	$(1,441)	$493	$1,984

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net cash provided by operating activities	$334	$332
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	1,580	1,925
Equity securities	7	—
Mortgage loans on real estate	137	104
Limited partnerships/corporations	11	15
Acquisition of:
Fixed maturities	(1,829)	(1,897)
Equity securities	(2)	(6)
Mortgage loans on real estate	(177)	(220)
Limited partnerships/corporations	(27)	(36)
Short-term investments, net	—	1
Derivatives, net	18	(39)
Short-term loan to affiliate, net	268	(463)
Collateral received (delivered), net	(82)	46
Receipts on deposit asset contracts	26	30
Cash and cash equivalents acquired from business acquisition	—	274
Other, net	8	(2)
Net cash provided by (used in) investing activities	(62)	(268)
Cash Flows from Financing Activities:
Deposits received for investment contracts	864	930
Maturities and withdrawals from investment contracts	(1,081)	(1,235)
Dividends paid and contributions of capital, net	(212)	(84)
Other, net	16	3
Net cash provided by (used in) financing activities	(413)	(386)
Net increase (decrease) in cash and cash equivalents	(141)	(322)
Cash and cash equivalents, beginning of period	352	516
Cash and cash equivalents, end of period	$211	$194

Supplemental cash flow information
Equity impact of pushdown accounting related to business acquisition	$—	$175

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

Products offered by the Company include deferred group and individual annuities. The Company's products also include programs offered to qualified plans and non-qualified deferred compensation plans that package administrative and record-keeping services, proprietary and non-proprietary fixed and variable investment options, participant communications and education programs, and a broad suite of financial wellness and retirement income solutions including retirement and financial planning guidance and advisory products, tools and services. In addition, the Company offers wrapper agreements entered into with retirement plans, which contain certain benefit responsive guarantees (i.e., guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. Stable value products are also provided to institutional plan sponsors where the Company may or may not be providing other employer sponsored products and services.

The Company has one reportable segment. The Director and President of the Company is the chief operating decision maker ("CODM"). The CODM reviews consolidated Net income, as presented in the Condensed Consolidated Statements of Operations, and assesses year over year changes in evaluating operating performance and allocating resources. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Total assets. Significant expenses regularly provided to the CODM are consistent with those presented in the Condensed Consolidated Statements of Operations.

On January 2, 2025, the Company's ultimate parent, Voya Financial, acquired the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement through which the Company will administer group annuity contracts on behalf of American United Life Insurance Company, an affiliate of OneAmerica Financial. As a result of the application of pushdown accounting associated with the acquisition, the Company recognized Additional paid-in capital of $175 in the first quarter of 2025.

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

The Condensed Consolidated Financial Statements include the accounts of VRIAC and its wholly owned subsidiaries, Voya Financial Partners, Voya Institutional Plan Services, LLC ("VIPS"), and Voya Retirement Advisors, LLC. Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements are unaudited and reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial
Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2026:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$561	$—	$52	$—	$—	$509
U.S. Government agencies and authorities	29	—	1	—	—	28
State, municipalities and political subdivisions	396	—	67	—	—	329
U.S. corporate public securities	6,949	48	867	—	—	6,130
U.S. corporate private securities	4,585	36	193	—	9	4,419
Foreign corporate public securities and foreign governments(1)	2,301	20	199	—	1	2,121
Foreign corporate private securities(1)	2,323	30	52	—	8	2,293
Residential mortgage-backed securities	3,134	31	95	—	—	3,070
Commercial mortgage-backed securities	1,987	3	244	—	—	1,746
Other asset-backed securities	1,963	13	20	—	2	1,954
Total fixed maturities, including securities pledged	24,228	181	1,790	—	20	22,599
Less: Securities pledged	921	—	107	—	—	814
Total fixed maturities	$23,307	$181	$1,683	$—	$20	$21,785
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities were as follows as of December 31, 2025:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$517	$—	$47	$—	$—	$470
U.S. Government agencies and authorities	29	—	1	—	—	28
State, municipalities and political subdivisions	427	—	68	—	—	359
U.S. corporate public securities	6,701	84	773	—	—	6,012
U.S. corporate private securities	4,578	66	165	—	6	4,473
Foreign corporate public securities and foreign governments(1)	2,292	43	177	—	1	2,157
Foreign corporate private securities(1)	2,250	45	39	—	8	2,248
Residential mortgage-backed securities	3,287	41	92	1	—	3,237
Commercial mortgage-backed securities	2,115	5	241	—	—	1,879
Other asset-backed securities	1,977	17	17	—	2	1,975
Total fixed maturities, including securities pledged	24,173	301	1,620	1	17	22,838
Less: Securities pledged	959	—	114	—	—	845
Total fixed maturities	$23,214	$301	$1,506	$1	$17	$21,993
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Net gains (losses) in the Condensed Consolidated Statements of Operations.

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2026, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$738	$738
After one year through five years	2,883	2,849
After five years through ten years	2,965	2,887
After ten years	10,558	9,355
Mortgage-backed securities	5,121	4,816
Other asset-backed securities	1,963	1,954
Fixed maturities, including securities pledged	$24,228	$22,599

As of March 31, 2026 and December 31, 2025, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending Program

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	March 31, 2026	December 31, 2025
U.S. Treasuries	$45	$29
U.S. corporate public securities	393	391
Short-term investments and cash equivalents	20	13
Foreign corporate public securities and foreign governments	190	156
Total(1)	$648	$589
(1) As of March 31, 2026 and December 31, 2025, liabilities to return cash collateral were $624 and $575, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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

Allowance for credit losses

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Three Months Ended March 31, 2026
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$6	$—	$1	$8	$2	$17
Credit losses on securities for which credit losses were not previously recorded	—	—	—	—	1	1
Reductions for securities sold during the period	—	—	—	—	—	—
Increase (decrease) on securities with allowance recorded in previous period	3	—	—	—	(1)	2
Balance as of March 31	$9	$—	$1	$8	$2	$20

		Year Ended December 31, 2025
	U.S. Corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$3	$17	$1	$8	$1	$30
Credit losses on securities for which credit losses were not previously recorded	6	—	—	—	1	7
Reductions for securities sold during the period	(3)	(17)	—	—	—	(20)
Balance as of December 31	$6	$—	$1	$8	$2	$17

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of March 31, 2026
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$248	$6	$250	$46	$498	$52
U.S. Government, agencies and authorities	—	—	14	1	14	1
State, municipalities and political subdivisions	4	—	324	67	328	67
U.S. corporate public securities	1,276	56	3,533	811	4,809	867
U.S. corporate private securities	926	14	1,674	179	2,600	193
Foreign corporate public securities and foreign governments	563	11	943	188	1,506	199
Foreign corporate private securities	576	6	783	46	1,359	52
Residential mortgage-backed	447	5	554	90	1,001	95
Commercial mortgage-backed	79	1	1,411	243	1,490	244
Other asset-backed	581	4	146	16	727	20
Total	$4,700	$103	$9,632	$1,687	$14,332	$1,790

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	As of December 31, 2025
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$212	$4	$252	$43	$464	$47
U.S. Government, agencies and authorities	—	—	14	1	14	1
State, municipalities and political subdivisions	3	—	354	68	357	68
U.S. corporate public securities	516	32	3,655	741	4,171	773
U.S. corporate private securities	298	4	1,857	161	2,155	165
Foreign corporate public securities and foreign governments	136	3	1,040	174	1,176	177
Foreign corporate private securities	62	—	919	39	981	39
Residential mortgage-backed	206	2	686	90	892	92
Commercial mortgage-backed	61	—	1,546	241	1,607	241
Other asset-backed	188	1	158	16	346	17
Total	$1,682	$46	$10,481	$1,574	$12,163	$1,620

As of March 31, 2026 and December 31, 2025, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

As of March 31, 2026, the weighted average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

Evaluating Securities for Intent Impairments
The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses. For the three months ended March 31, 2026 and 2025, intent impairments were $1 and $15, respectively.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three months ended March 31, 2026 and 2025, the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of March 31, 2026 and December 31, 2025, respectively.

	As of March 31, 2026
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2026	$59	$74	$29	$—	$—	$162
2025	343	406	65	21	—	835
2024	163	109	11	—	—	283
2023	60	133	—	—	—	193
2022	218	202	74	3	—	497
Prior	2,352	270	36	15	2	2,675
Total	$3,195	$1,194	$215	$39	$2	$4,645

	As of December 31, 2025
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$337	$406	$85	$—	$—	$828
2024	150	126	11	—	—	287
2023	72	137	—	—	—	209
2022	218	221	83	—	—	522
2021	189	151	35	15	—	390
Prior	2,225	139	—	—	2	2,366
Total	$3,191	$1,180	$214	$15	$2	$4,602

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of March 31, 2026 and December 31, 2025, respectively.

	As of March 31, 2026
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2026	$65	$68	$29	$—	$162
2025	629	116	56	34	835
2024	149	80	34	20	283
2023	124	14	53	2	193
2022	305	90	27	75	497
Prior	1,958	347	248	122	2,675
Total	$3,230	$715	$447	$253	$4,645
(1) No commercial mortgage loans were secured by land or construction loans

	As of December 31, 2025
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2025	$628	$131	$55	$14	$828
2024	138	107	37	5	287
2023	128	14	65	2	209
2022	299	97	42	84	522
2021	254	19	41	76	390
Prior	1,743	342	203	78	2,366
Total	$3,190	$710	$443	$259	$4,602
(1) No commercial mortgage loans were secured by land or construction loans

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of March 31, 2026 and December 31, 2025, respectively.

	As of March 31, 2026
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2026	$26	$54	$55	$8	$—	$11	$1	$—	$7	$162
2025	205	91	210	160	68	26	36	19	20	835
2024	55	86	39	52	17	10	7	2	15	283
2023	24	32	13	70	16	16	—	20	2	193
2022	118	58	53	71	96	74	—	8	19	497
Prior	602	606	575	212	234	240	49	88	69	2,675
Total	$1,030	$927	$945	$573	$431	$377	$93	$137	$132	$4,645

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

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of March 31, 2026 and December 31, 2025, respectively.

	As of March 31, 2026
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2026	$—	$83	$25	$—	$54	$—	$—	$162
2025	350	346	125	7	4	3	—	835
2024	50	164	58	11	—	—	—	283
2023	74	89	6	—	24	—	—	193
2022	99	216	139	28	9	6	—	497
Prior	602	738	706	446	33	110	40	2,675
Total	$1,175	$1,636	$1,059	$492	$124	$119	$40	$4,645

	As of December 31, 2025
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$350	$341	$124	$7	$3	$3	$—	$828
2024	60	160	56	11	—	—	—	287
2023	79	91	6	9	24	—	—	209
2022	99	224	156	28	9	6	—	522
2021	33	121	145	79	—	—	12	390
Prior	589	635	593	372	33	115	29	2,366
Total	$1,210	$1,572	$1,080	$506	$69	$124	$41	$4,602

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes activity in the allowance for credit losses for commercial mortgage loans for the periods indicated:

	March 31, 2026	December 31, 2025
Allowance for credit losses, beginning of the period	$27	$19
Credit losses on mortgage loans for which credit losses were not previously recorded	2	15
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	(2)	2
Provision for expected credit losses	27	36
Write-offs	—	(9)
Allowance for credit losses, end of period	$27	$27

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	March 31, 2026	December 31, 2025
Current	$4,574	$4,531
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	71	71
Total	$4,645	$4,602

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of March 31, 2026 and December 31, 2025, the Company had $71 of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the three months ended March 31, 2026 and the year ended December 31, 2025 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Fixed maturities	$361	$351
Equity securities	2	1
Mortgage loans on real estate	57	55
Policy loans	2	2
Short-term investments and cash equivalents	3	4
Limited partnerships and other	28	20
Gross investment income	$453	$433
Less: Investment expenses	20	20
Net investment income	$433	$413

As of March 31, 2026 and December 31, 2025, the Company had $47 and $4, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Fixed maturities, available-for-sale, including securities pledged	$(16)	$4
Fixed maturities, at fair value option	(49)	12
Equity securities, at fair value	(2)	1
Derivatives	19	(37)
Embedded derivatives within fixed maturities	(1)	4
Other derivatives	—	(1)
Managed custody guarantees	—	(1)
Stabilizer	(2)	4
Mortgage loans	—	(4)
Other investments	—	(1)
Net gains (losses)	$(51)	$(19)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Proceeds on sales	$1,000	$1,170
Gross gains	18	15
Gross losses	17	27

3.    Derivative Financial Instruments

The Company primarily enters into the following types of derivatives:

Interest rate swaps: The Company uses interest rate swaps primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets or liabilities. Interest rate swaps are also used to hedge the interest rate risk associated with the value of assets it owns or in anticipation of acquiring them. Using interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest payments, calculated by reference to an agreed upon notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made to/from the counterparty at each due date. The Company utilizes these contracts in qualifying hedging relationships as well as non-qualifying hedging relationships.

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

Futures: The Company uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures through regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company may also use futures contracts as a hedge against an increase in certain equity indices.

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of March 31, 2026 and December 31, 2025.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2026			December 31, 2025
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	22	—	—	22	—	—
Cash flow hedges:
Interest rate contracts	10	—	—	10	—	—
Foreign exchange contracts	426	11	10	422	7	16
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	12,319	147	204	12,031	147	215
Foreign exchange contracts	43	1	1	40	—	1
Credit contracts	90	—	—	61	—	—
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(4)	N/A	—	—	N/A	1	—
Within reinsurance agreements(5)	N/A	9	—	N/A	23	—
Stabilizer(6)	N/A	—	7	N/A	—	5
Total		$168	$222		$178	$237
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
(2) Total carrying amount of the hedged assets and liabilities was $212 and $213 as of March 31, 2026 and December 31, 2025, respectively.
(3) The cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $2 as of March 31, 2026 and December 31, 2025, all of which is related to hedging adjustments on discontinued hedging relationships.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
March 31, 2026
Derivative assets	$159	$(151)	$(6)	$(1)	$1
Derivative liabilities	215	(151)	(52)	(11)	1
December 31, 2025
Derivative assets	154	(149)	(4)	—	1
Derivative liabilities	232	(149)	(71)	(11)	1
(1) Represents the netting of receivable with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Collateral

As of March 31, 2026, the Company held $6 and pledged $52 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2025, the Company held $6 and delivered $71 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2026, the Company delivered $187 of securities and held $2 securities as collateral. As of December 31, 2025, the Company delivered $174 of securities and held no securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	2026		2025
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended March 31,
Amount of Gain (Loss) Recognized in Other Comprehensive Income(1)	$—	$9	$—	$(13)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	—	1	—	1
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	2026		2025
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended March 31,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$433	$(51)	$413	$(19)
Fair value hedges:
Interest rate contracts:
Hedged items	—	(1)	—	—
Derivatives designated as hedging instruments	—	1	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from Accumulated Other Comprehensive Income into income	1	—	1	—

The location and effect of derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended March 31,
		2026	2025
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$17	$(38)
Foreign exchange contracts	Net gains (losses)	1	1
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	(1)	4
Within reinsurance agreements	Net gains (losses)	(14)	12
MCGs	Net gains (losses)	—	(1)
Stabilizer	Net gains (losses)	(2)	4
Total		$1	$(18)

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$384	$125	$—	$509
U.S. Government agencies and authorities	—	28	—	28
State, municipalities and political subdivisions	—	329	—	329
U.S. corporate public securities	—	6,069	61	6,130
U.S. corporate private securities	—	2,526	1,893	4,419
Foreign corporate public securities and foreign governments(1)	—	2,074	47	2,121
Foreign corporate private securities(1)	—	1,707	586	2,293
Residential mortgage-backed securities	—	3,003	67	3,070
Commercial mortgage-backed securities	—	1,746	—	1,746
Other asset-backed securities	—	1,696	258	1,954
Total fixed maturities, including securities pledged	384	19,303	2,912	22,599
Equity securities	20	—	44	64
Derivatives:
Interest rate contracts	—	147	—	147
Foreign exchange contracts	—	12	—	12
Embedded derivatives within reinsurance	—	9	—	9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,035	5	—	1,040
Assets held in separate accounts	99,807	5,222	426	105,455
Total assets	$101,246	$24,698	$3,382	$129,326
Liabilities:
Stabilizer and MCGs	$—	$—	$7	$7
Derivatives:
Interest rate contracts	4	200	—	204
Foreign exchange contracts	—	11	—	11
Total liabilities	$4	$211	$7	$222
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

Derivatives: Derivatives are carried at fair value, which is determined using the Company's derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, Overnight Index Swap ("OIS") rates, and Secured Overnight Financing Rate ("SOFR"). The Company uses SOFR discounting for valuations of interest rate derivatives; however, certain legacy positions may continue to be discounted on OIS. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company's valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company's policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company's nonperformance risk is also considered and incorporated in the Company's valuation process. The Company also has certain credit default swaps and options that are priced by third-party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2. See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for more information.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2026
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$62	$—	$(1)	$—	$—	$—	$—	$—	$—	$61	$—	$(1)
U.S. Corporate private securities	1,701	(1)	(22)	248	—	(34)	(79)	105	(25)	1,893	—	(22)
Foreign corporate public securities and foreign governments(1)	48	—	(1)	—	—	—	—	—	—	47	—	(1)
Foreign corporate private securities(1)	493	—	(5)	104	—	—	(6)	—	—	586	—	(5)
Residential mortgage-backed securities	61	(2)	—	12	—	—	—	—	(4)	67	(2)	—
Other asset-backed securities	240	—	—	66	—	(1)	(9)	—	(38)	258	—	—
Total fixed maturities, including securities pledged	2,605	(3)	(29)	430	—	(35)	(94)	105	(67)	2,912	(2)	(29)
Equity securities, at fair value	51	—	—	—	—	(7)	—	—	—	44	—	—
Stabilizer and MCGs(2)	(5)	(2)	—	—	—	—	—	—	—	(7)	—	—
Assets held in separate accounts(4)	388	(4)	—	38	—	(7)	—	12	(1)	426	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2025
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of March 31	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$(1)	$1	$1	$—	$(8)	$—	$—	$(2)	$38	$—	$—
U.S. Corporate private securities	1,171	—	15	156	—	(4)	(22)	—	—	1,316	—	15
Foreign corporate public securities and foreign governments(1)	48	—	—	—	—	—	—	—	—	48	—	—
Foreign corporate private securities(1)	341	(15)	24	124	—	—	(2)	—	—	472	(15)	24
Residential mortgage-backed securities	54	(2)	—	16	—	—	—	—	(7)	61	(2)	—
Other asset-backed securities	14	—	—	2	—	—	(2)	—	—	14	—	—
Total fixed maturities, including securities pledged	1,675	(18)	40	299	—	(12)	(26)	—	(9)	1,949	(17)	39
Equity securities, at fair value	56	2	—	6	—	—	—	—	—	64	2	—
Stabilizer and MCGs(2)	(19)	3	—	—	—	—	—	—	—	(16)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	19	—	1	—	—	—	—	—	—	20	—	1
Assets held in separate accounts(4)	340	4	—	8	—	(14)	—	—	—	338	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2026 and 2025, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,599	$22,599	$22,838	$22,838
Equity securities	64	64	72	72
Mortgage loans on real estate	4,645	4,530	4,602	4,534
Policy loans	154	154	157	157
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,040	1,040	1,149	1,149
Derivatives	159	159	154	154
Short-term loan to affiliate(1)	301	301	569	569
Embedded derivatives within reinsurance	9	9	23	23
Other investments	56	56	61	61
Assets held in separate accounts	105,455	105,455	109,772	109,772
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	$28,891	$31,925	$29,002	$32,344
Funding agreements with fixed maturities	1,678	1,696	1,573	1,591
Supplementary contracts and immediate annuities	180	176	177	167
Stabilizer and MCGs	7	7	5	5
Derivatives	215	215	232	232
Short-term debt(3)	59	59	42	42
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Short-term loan to affiliate	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA
	Deferred and Individual Annuities
Balance as of January 1, 2025	$600	$298
Additions related to business acquisitions	—	390
Deferrals of commissions and expenses	56	4
Amortization expense	(46)	(55)
Balance as of December 31, 2025	$610	$637
Deferrals of commissions and expenses	15	1
Amortization expense	(11)	(14)
Balance as of March 31, 2026	$614	$624

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2026	December 31, 2025
DAC:
Deferred and Individual Annuities	$614	$610
Other	10	10
VOBA	624	637
Total	$1,248	$1,257

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Deferred Group and Individual Annuity
	March 31, 2026	December 31, 2025
Balance at January 1	$28,034	$25,031
Additions related to business acquisitions	—	3,458
Deposits	744	2,973
Fee income	(19)	(62)
Surrenders, withdrawals and benefits	(1,232)	(4,842)
Net transfers (from) to the general account(1)	233	687
Interest credited	193	789
Ending Balance	$27,953	$28,034

Weighted-average crediting rate	2.8%	2.8%
Net amount at risk(2)	$55	$58
Cash surrender value	$27,606	$27,683
(1) Net transfers (from) to the general account includes transfers of $(139) and $(884) for 2026 and 2025, respectively, related to VRIAC-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
(2) For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date and is calculated at a contract level. Where a contract has both a living and a death benefit, the Company calculates NAR at a contract level and aggregates the higher of the two values together.

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets for the periods indicated:

	March 31, 2026	December 31, 2025
Deferred group and individual annuity (Contract owner account balances)	$27,953	$28,034
Non-putable funding agreements	1,678	1,573
Other (Future policy benefits and Contract owner account balances)(1)	3,535	3,637
Ending balance	$33,166	$33,244
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of March 31, 2026
Up to 1.00%	$56	$3,798	$3,812	$1,916	$1,897	$2,717	$14,196
1.01% - 2.00%	113	50	39	4	—	—	206
2.01% - 3.00%	5,847	185	15	10	—	—	6,057
3.01% - 4.00%	7,597	—	—	—	—	—	7,597
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	312	—	—	—	2	—	314
Total discretionary rate setting products	$13,929	$4,033	$3,866	$1,930	$1,899	$2,717	$28,374

As of December 31, 2025
Up to 1.00%	$57	$3,711	$3,842	$2,015	$2,142	$2,338	$14,105
1.01% - 2.00%	116	53	41	3	—	1	214
2.01% - 3.00%	5,877	179	16	23	—	—	6,095
3.01% - 4.00%	7,737	—	—	—	—	—	7,737
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	316	—	—	—	2	—	318
Total discretionary rate setting products	$14,107	$3,943	$3,899	$2,041	$2,144	$2,339	$28,473
(1) Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi year guaranteed annuity ("MYGA") contracts with renewal dates after March 31, 2026 and December 31, 2025 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

7. Reinsurance

As of March 31, 2026, the Company has reinsurance treaties with three unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed	Ceded	Total, Net of Reinsurance
March 31, 2026
Assets
Premium receivable	$1	$—	$(1)	$—
Reinsurance recoverable, net of allowance for credit losses	—	—	2,361	2,361
Total	$1	$—	$2,360	$2,361
Liabilities
Future policy benefits and contract owner account balances	$30,095	$3,071	$—	$33,166
Total	$30,095	$3,071	$—	$33,166

December 31, 2025
Assets
Premium receivable	$1	$—	$(1)	$—
Reinsurance recoverable, net of allowance for credit losses	—	—	2,421	2,421
Total	$1	$—	$2,420	$2,421
Liabilities
Future policy benefits and contract owner account balances	$30,017	$3,227	$—	$33,244
Total	$30,017	$3,227	$—	$33,244

Information regarding the effect of reinsurance in the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Fee income:
Direct fee income	$323	$294
Reinsurance assumed	20	22
Reinsurance ceded	(3)	—
Net fee income	$340	$316

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$242	$212
Reinsurance assumed	10	24
Reinsurance ceded	(27)	(29)
Net interest credited and other benefits to contract owners / policyholders	$225	$207

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of March 31, 2026 and December 31, 2025, the Company had a deposit asset net of the allowance for credit losses of $0.7 billion and $0.8 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.9 billion as of March 31, 2026 and December 31, 2025, which was recorded in Other assets on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Separate Accounts

The following tables present a rollforward of separate account liabilities for the stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	March 31, 2026			December 31, 2025
	Stabilizer(1)	Deferred Annuity	Total	Stabilizer(1)	Deferred Annuity	Total
Balance at January 1	$7,159	$100,211	$107,370	$6,901	$89,837	$96,738
Premiums and deposits	233	2,908	3,141	963	10,745	11,708
Fee income	(8)	(129)	(137)	(31)	(501)	(532)
Surrenders, withdrawals and benefits	(328)	(3,780)	(4,108)	(1,205)	(12,462)	(13,667)
Net transfers (from) to separate accounts	—	(372)	(372)	—	(1,571)	(1,571)
Investment performance	11	(2,708)	(2,697)	531	14,163	14,694
Balance at end of period	$7,067	$96,130	$103,197	$7,159	$100,211	$107,370
Reconciliation to Condensed Consolidated Balance Sheets:

Other variable products liabilities	2,258	2,402
Total Separate Account liabilities	$105,455	$109,772
(1) Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for deferred annuity products was $96,113 and $100,190 as of March 31, 2026 and December 31, 2025, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts liabilities was as follows for the periods indicated:

	March 31, 2026	December 31, 2025
U.S. Treasury securities and obligations of U.S. government, corporations and agencies	$862	$909
Corporate and foreign debt securities	2,729	2,635
Mortgage-backed securities	3,015	2,928
Equity securities (including mutual funds)	97,878	102,097
Cash, cash equivalents, and short-term investments	572	734
Receivable for securities and accruals	399	469
Total	$105,455	$109,772

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of Accumulated other comprehensive income (loss) ("AOCI") as of the dates indicated:

	March 31, 2026	March 31, 2025
Fixed maturities, net of impairment	$(1,609)	$(1,725)
Derivatives(1)	10	39
Change in current discount rate	(276)	(301)
Deferred income tax asset(2)	522	545
Total	(1,353)	(1,442)
Pension and other postretirement benefits liability, net of tax	1	1
AOCI	$(1,352)	$(1,441)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of March 31, 2026, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $1.
(2) The Company uses the portfolio method to determine when stranded tax benefits (or detriments) are released from AOCI.

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations, were as follows for the periods indicated:

	Three Months Ended March 31, 2026
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(289)	$61	$(228)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(1)	—	(1)
Change in unrealized gains (losses) on available-for-sale securities	(290)	61	(229)

Derivatives:
Derivatives	9	(2)	7
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(1)	—	(1)
Change in unrealized gains (losses) on derivatives	8	(2)	6

Change in current discount rate	6	(1)	5
Change in AOCI	$(276)	$58	$(218)

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2025
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$243	$(51)	$192
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	27	(6)	21
Change in unrealized gains (losses) on available-for-sale securities	270	(57)	213

Derivatives:
Derivatives	(13)	3	(10)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4)	1	(3)
Change in unrealized gains (losses) on derivatives	(17)	4	(13)

Change in current discount rate	4	(1)	3
Change in AOCI	$257	$(54)	$203

10.    Revenue from Contracts with Customers

Financial services revenue is disaggregated by type of service in the following table:

	Three Months Ended March 31,
	2026	2025
Advisory and recordkeeping and administration	$165	$151
Distribution and shareholder servicing	13	18
Total financial services revenue	178	169
Revenue from other sources(1)	182	167
Total Fee income and Other revenue	$360	$336

(1) Primarily consists of revenue from insurance contracts and financial instruments.

Receivables of $111 and $96 are included in Other assets on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

11.    Income Taxes

The Company's effective tax rates for the three months ended March 31, 2026 and March 31, 2025 were 12.0% and 13.3%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction and tax credits.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of March 31, 2026, the Company had net unrealized capital losses on investments of $1.6 billion in AOCI. The company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs and did not establish a valuation allowance.

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

Tax Regulatory Matters

For the tax years 2024 through 2026, Voya Financial participates in the Internal Revenue Service ("IRS") Compliance Assurance Process ("CAP"), which is a continuous audit program provided by the IRS. For the 2024 through 2026 tax years, Voya Financial is in the Compliance Maintenance Bridge Plus ("Bridge Plus") phase of CAP. In the Bridge Plus phase, the IRS will review the tax return and issue either a full or partial acceptance letter upon completion of review.

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

Tax Legislative Matters

In August 2022, the Inflation Reduction Act was signed into law creating the corporate alternative minimum tax ("CAMT"). In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While Voya Financial does not expect to be subject to the CAMT for 2026, Voya Financial continues to review the proposed regulations, and its CAMT determination will need to be evaluated in light of future guidance.

12.    Financing Agreements

Reciprocal Loan Agreement

The Company maintains a reciprocal loan agreement with Voya Financial, an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, which expires on April 1, 2031, either party can borrow from the other up to 3.0% of the Company’s statutory admitted assets as of the preceding December 31. Interest on any borrowing by either the Company or Voya Financial is charged at a rate based on the prevailing market rate for similar third-party borrowings or securities.

Under this agreement, the Company incurred immaterial and $1 interest expense for the three months ended March 31, 2026

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

and 2025, respectively. The Company earned $6 and $5 of interest income for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, VRIAC had a $301 outstanding receivable and VIPS had a $59 outstanding payable. As of December 31, 2025, VRIAC had an outstanding receivable of $569 and VIPS had an outstanding payable of $42 under the reciprocal loan agreement.

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

As of March 31, 2026, the Company had off-balance sheet commitments to acquire mortgage loans of $76 and purchase limited partnerships and private placement investments of $1,857.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, letter of credit ("LOC") and derivative transactions as described further in this note.

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	March 31, 2026	December 31, 2025
Fixed maturity collateral pledged to FHLB(1)	$1,622	$1,663
FHLB restricted stock(2)	56	52
Fixed maturities-state and other deposits	8	8
Securities pledged(3)	814	845
Total restricted assets	$2,500	$2,568
(1) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $627 and $565 as of March 31, 2026 and December 31, 2025, respectively. In addition, as of March 31, 2026 and December 31, 2025, the Company delivered securities as collateral of $187 and $174, respectively, and repurchase agreements of $0 and $106, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2026 and December 31, 2025, the Company had liabilities associated with funding agreements issued to the FHLB of $1,272 and $1,172, respectively, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Funding Agreement-Backed Notes Program

The Company participates in a Funding Agreement-Backed Notes program, pursuant to which the Company may issue funding agreements to a Delaware special purpose statutory trust (the "Trust") in exchange for proceeds from the Trust’s medium-term note issuances. As of March 31, 2026 and December 31, 2025, the Company had liabilities associated with the funding agreement outstanding under the program of $406 and $400, respectively, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2026, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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

For the three months ended March 31, 2026 and 2025, revenues received from affiliates related to these agreements were $34 and $21, respectively. For the three months ended March 31, 2026 and 2025, expenses with affiliated entities related to the aforementioned operating agreements were $152 and $140, respectively.

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

The following discussion and analysis presents a review of our condensed consolidated results of operations for the three months ended March 31, 2026 and 2025 and financial condition as of March 31, 2026 and December 31, 2025. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K.

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

Business Update

On January 2, 2025, our ultimate parent, Voya Financial, acquired the full-service retirement plan business of OneAmerica Financial. This acquisition was accomplished through the purchase of legal entities and an indemnity reinsurance agreement through which we will administer group annuity contracts on behalf of American United Life Insurance Company, an affiliate of OneAmerica Financial. As a result of the application of pushdown accounting associated with the acquisition, we recognized Additional paid-in capital of $175 million in the first quarter of 2025.

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

($ in millions)	Three Months Ended March 31,
	2026	2025	Change
Revenues:
Net investment income	$433	$413	$20
Fee income	340	316	24
Premiums	2	(1)	3
Net gains (losses)	(51)	(19)	(32)
Other revenue	20	20	—
Total revenues	744	729	15
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	225	207	18
Operating expenses	336	323	13
Net amortization of DAC and VOBA	25	25	—
Interest expense	—	1	(1)
Total benefits and expenses	586	556	30
Income before income taxes	158	173	(15)
Income tax expense	19	23	(4)
Net income	$139	$150	$(11)

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Total revenues

Total revenues increased $15 million from $729 million to $744 million. The following items contributed to the overall increase.

Net investment income increased by $20 million from $413 million to $433 million primarily due to:

•overall market impacts to limited partnership valuations; and
•higher investment income on fixed maturity securities primarily due to interest rate movements and actions to improve the portfolio yield.

Fee income increased by $24 million from $316 million to $340 million primarily due to:

•higher average equity markets; and
•strong commercial momentum over the last year.

Net gains (losses) worsened by $32 million from a loss of $19 million to a loss of $51 million primarily due to:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting primarily due to interest rate movements.

This was partially offset by:

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

The following discussion presents an analysis of our sources and uses of liquidity and capital and should be read in its entirety and in conjunction with the Off-Balance Sheet Arrangements discussion included further below.

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
We hold approximately 40.7% of our assets in marketable securities. These assets include cash, U.S. Treasuries, agencies, corporate bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory invested assets may be allocated to repurchase and securities lending programs. At the time a temporary cash need arises, the actual percentage of statutory invested assets available for repurchase transactions will depend upon outstanding allocations to these programs. As of March 31, 2026, VRIAC had securities lending collateral assets of $624 million, which represents approximately 2.0% of its general account statutory invested assets. Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2026, VRIAC received $3 million in capital contributions from its Parent. During the three months ended March 31, 2026, VRIAC recognized $175 million in Additional paid-in capital as a result of the application of pushdown accounting associated with the Company's ultimate parent, Voya Financial, acquisition of OneAmerica Financial's full-service retirement plan business. During the three months ended March 31, 2026 and 2025, VRIAC paid ordinary dividends to its Parent of $215 million and $84 million, respectively.

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

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time. Those estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the accompanying Condensed Consolidated Financial Statements.

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

As of March 31, 2026, there have been no material changes to the disclosures made in Critical Accounting Judgments and Estimates in Part II., Item 7. of our Annual Report on Form 10-K.

Income Taxes

In August 2022, the Inflation Reduction Act of 2022 was signed into law, which includes a 15% corporate alternative minimum tax ("CAMT"). The CAMT is effective in taxable years beginning after December 31, 2022. In September 2024, the Department of Treasury issued proposed regulations providing additional guidance on the CAMT. While we do not expect to be subject to the CAMT for 2026, we are continuing to review the proposed regulations, and our CAMT determination will need to be evaluated in light of future guidance.

See the Income Taxes Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on income taxes.

Investments

See the Investments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments. Additionally, see the Condensed Consolidated Balance Sheets to our Condensed Consolidated Financial Statements Part I, Item 1. of this Quarterly Report on Form 10-Q for a composition of our investment portfolio.

Fixed Maturities Credit Quality - Ratings

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2026
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$509	$—	$—	$—	$—	$—	$509
U.S. Government agencies and authorities	28	—	—	—	—	—	28
State, municipalities and political subdivisions	310	17	2	—	—	—	329
U.S. corporate public securities	2,054	3,867	199	10	—	—	6,130
U.S. corporate private securities	1,834	2,278	255	42	10	—	4,419
Foreign corporate public securities and foreign governments(1)	652	1,328	132	4	5	—	2,121
Foreign corporate private securities(1)	472	1,711	81	25	4	—	2,293
Residential mortgage-backed securities	3,030	27	4	—	8	1	3,070
Commercial mortgage-backed securities	1,515	110	59	38	19	5	1,746
Other asset-backed securities	1,622	232	9	5	—	86	1,954
Total fixed maturities	$12,026	$9,570	$741	$124	$46	$92	$22,599
% of Fair Value	53.3%	42.3%	3.3%	0.5%	0.2%	0.4%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2025
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$470	$—	$—	$—	$—	$—	$470
U.S. Government agencies and authorities	28	—	—	—	—	—	28
State, municipalities and political subdivisions	339	18	2	—	—	—	359
U.S. corporate public securities	1,951	3,882	170	9	—	—	6,012
U.S. corporate private securities	1,928	2,251	245	41	8	—	4,473
Foreign corporate public securities and foreign governments(1)	648	1,355	144	10	—	—	2,157
Foreign corporate private securities(1)	419	1,737	81	7	4	—	2,248
Residential mortgage-backed securities	3,196	27	3	—	10	1	3,237
Commercial mortgage-backed securities	1,620	142	55	39	20	3	1,879
Other asset-backed securities	1,689	197	9	6	—	74	1,975
Total fixed maturities	$12,288	$9,609	$709	$112	$42	$78	$22,838
% of Fair Value	53.8%	42.1%	3.1%	0.5%	0.2%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2026
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$509	$—	$—	$—	$509
U.S. Government agencies and authorities	—	28	—	—	—	28
State, municipalities and political subdivisions	14	187	109	17	2	329
U.S. corporate public securities	16	276	1,873	3,754	211	6,130
U.S. corporate private securities	27	224	1,560	2,202	406	4,419
Foreign corporate public securities and foreign governments(1)	—	72	600	1,306	143	2,121
Foreign corporate private securities(1)	—	23	411	1,720	139	2,293
Residential mortgage-backed securities	958	1,965	19	25	103	3,070
Commercial mortgage-backed securities	61	921	281	367	116	1,746
Other asset-backed securities	329	316	949	234	126	1,954
Total fixed maturities	$1,405	$4,521	$5,802	$9,625	$1,246	$22,599
% of Fair Value	6.2%	20.0%	25.7%	42.6%	5.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2025
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$470	$—	$—	$—	$470
U.S. Government agencies and authorities	—	28	—	—	—	28
State, municipalities and political subdivisions	15	205	119	18	2	359
U.S. corporate public securities	16	244	1,814	3,761	177	6,012
U.S. corporate private securities	22	223	1,663	2,162	403	4,473
Foreign corporate public securities and foreign governments(1)	—	77	591	1,332	157	2,157
Foreign corporate private securities(1)	—	23	381	1,723	121	2,248
Residential mortgage-backed securities	976	2,117	20	25	99	3,237
Commercial mortgage-backed securities	69	966	298	420	126	1,879
Other asset-backed securities	330	336	999	199	111	1,975
Total fixed maturities	$1,428	$4,689	$5,885	$9,640	$1,196	$22,838
% of Fair Value	6.3%	20.5%	25.8%	42.2%	5.2%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the President and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the SEC is made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Litigation, Regulatory Matters and Contingencies section of the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Quarterly Report on Form 10-Q for a description of our material legal proceedings.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks and uncertainties, see Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K.

Item 5.    Other Information

None.

Item 6.    Exhibits

See Exhibit Index on the following page.

Voya Retirement Insurance and Annuity Company

Exhibit Index
Exhibit No.	Description of Exhibit
10.3+	Reciprocal Loan Agreement, dated as of April 1, 2026, between VRIAC & Voya Financial, Inc.
31.1+	Certificate of William T. Bainbridge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certificate of Amelia J. Vaillancourt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certificate of William T. Bainbridge pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certificate of Amelia J. Vaillancourt pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2026			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	William T. Bainbridge
William T. Bainbridge
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

