Form 10-Q
period 2026-09-30
VOYA RETIREMENT INSURANCE & ANNUITY Co
filed 2026-11-09
CIK 837010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of November 6, 2026, 55,000 shares of Common Stock, $50 par value were outstanding, all of which were directly owned by Voya Holdings Inc.

NOTE:  WHEREAS VOYA RETIREMENT INSURANCE AND ANNUITY COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

1

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Form 10-Q for the period ended September 30, 2026

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
Condensed Consolidated Balance Sheets
September 30, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,840 and $22,083 as of 2026 and 2025, respectively; net of allowance for credit losses of $18 and $17 as of 2026 and 2025, respectively)	$20,484	$20,862
Fixed maturities, at fair value using the fair value option	898	1,131
Equity securities, at fair value	60	72
Short-term investments	—	6
Mortgage loans on real estate (net of allowance for credit losses of $18 and $27 as of 2026 and 2025, respectively)	4,558	4,575
Policy loans	153	157
Limited partnerships/corporations	1,376	1,365
Derivatives	335	154
Securities pledged (amortized cost of $1,072 and $959 as of 2026 and 2025, respectively)	896	845
Other investments	58	61
Total investments	28,818	29,228
Cash and cash equivalents	309	352
Short-term investments under securities loan agreements, including collateral delivered	806	791
Accrued investment income	326	300
Premium receivable and reinsurance recoverable (net of allowance for credit losses of $0 as of 2026 and 2025)	2,184	2,421
Deferred policy acquisition costs ("DAC") and Value of business acquired ("VOBA")	1,229	1,257
Deferred income taxes	735	513
Other assets (net of allowance for credit loss of $0 as of 2026 and 2025)	2,601	2,795
Assets held in separate accounts	112,967	109,772
Total assets	$149,975	$147,429

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Balance Sheets
September 30, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
Liabilities:
Future policy benefits and contract owner account balances	$32,985	$33,244
Payables under securities loan and repurchase agreements, including collateral held	877	826
Due to affiliates	112	124
Derivatives	251	232
Other liabilities	1,193	806
Liabilities related to separate accounts	112,967	109,772
Total liabilities	$148,385	$145,004

Commitments and Contingencies (Note 13)

Shareholder's equity:
Common stock ($50 par value per share, 100,000 shares authorized, 55,000 issued and outstanding as of 2026 and 2025)	3	3
Additional paid-in capital	2,932	2,929
Accumulated other comprehensive income (loss)	(2,034)	(1,134)
Retained earnings	689	627
Total shareholder's equity	1,590	2,425
Total liabilities and shareholder's equity	$149,975	$147,429

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net investment income	$451	$435	$1,291	$1,282
Fee income	369	344	1,058	977
Premiums	4	1	1	(4)
Net gains (losses)	(62)	(30)	(169)	(99)
Other revenue	23	18	69	57
Total revenues	785	768	2,250	2,213
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	223	243	660	659
Operating expenses	335	326	1,016	972
Net amortization of DAC and VOBA	26	25	76	76
Interest expense	—	1	1	2
Total benefits and expenses	584	595	1,753	1,709
Income (loss) before income taxes	201	173	497	504
Income tax expense (benefit)	28	23	62	66
Net income (loss)	$173	$150	$435	$438

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$173	$150	$435	$438
Other comprehensive income (loss), before tax:
Change in current discount rate	9	5	22	18
Unrealized gains (losses) on investments	(982)	291	(1,161)	650
Other comprehensive income (loss), before tax	(973)	296	(1,139)	668
Income tax expense (benefit) related to items of other comprehensive income (loss)	(204)	62	(239)	140
Other comprehensive income (loss), after tax	(769)	234	(900)	528
Comprehensive income (loss)	$(596)	$384	$(465)	$966

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance at July 1, 2026	$3	$2,932	$(1,265)	$516	$2,186
Comprehensive income (loss):
Net income (loss)	—	—	—	173	173
Other comprehensive income (loss), after tax	—	—	(769)	—	(769)
Total comprehensive income (loss)					(596)
Balance as of September 30, 2026	$3	$2,932	$(2,034)	$689	$1,590

Balance as of July 1, 2025	$3	$2,929	$(1,350)	$321	$1,903
Comprehensive income (loss):
Net income (loss)	—	—	—	150	150
Other comprehensive income (loss), after tax	—	—	234	—	234
Total comprehensive income (loss)					384
Balance as of September 30, 2025	$3	$2,929	$(1,116)	$471	$2,287

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Changes in Shareholder’s Equity
For the Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance as of January 1, 2026	$3	$2,929	$(1,134)	$627	$2,425
Comprehensive income (loss):
Net income (loss)	—	—	—	435	435
Other comprehensive income (loss), after tax	—	—	(900)	—	(900)
Total comprehensive income (loss)					(465)
Dividends paid	—	—	—	(373)	(373)
Contributions of capital	—	3	—	—	3
Balance as of September 30, 2026	$3	$2,932	$(2,034)	$689	$1,590

Balance as of January 1, 2025	$3	$2,754	$(1,644)	$427	$1,540
Comprehensive income (loss):
Net income (loss)	—	—	—	438	438
Other comprehensive income, after tax	—	—	528	—	528
Total comprehensive income (loss)					966
Impact of pushdown accounting related to business acquisition	—	175	—	—	175
Dividends paid	—	—	—	(394)	(394)
Balance as of September 30, 2025	$3	$2,929	$(1,116)	$471	$2,287

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net cash provided by operating activities	$1,192	$1,107
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	5,219	4,964
Equity securities	9	16
Mortgage loans on real estate	621	513
Limited partnerships/corporations	67	58
Acquisition of:
Fixed maturities	(5,798)	(5,253)
Equity securities	(3)	(28)
Mortgage loans on real estate	(591)	(524)
Limited partnerships/corporations	(97)	(156)
Short-term investments, net	5	46
Derivatives, net	146	(30)
Short-term loan to affiliate, net	136	(249)
Collateral received (delivered), net	34	51
Receipts on deposit asset contracts	71	86
Cash and cash equivalents acquired from business acquisition	—	274
Other, net	19	(4)
Net cash provided by (used in) investing activities	(162)	(236)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,615	2,443
Maturities and withdrawals from investment contracts	(3,325)	(3,125)
Dividends paid and contributions of capital, net	(370)	(394)
Other, net	7	9
Net cash provided by (used in) financing activities	(1,073)	(1,067)
Net increase (decrease) in cash and cash equivalents	(43)	(196)
Cash and cash equivalents, beginning of period	352	516
Cash and cash equivalents, end of period	$309	$320

Supplemental cash flow information
Equity impact of pushdown accounting related to business acquisition	$—	$175

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments
Fixed Maturities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2026:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Allowance for credit losses	Fair Value
Fixed maturities:
U.S. Treasuries	$806	$—	$114	$—	$—	$692
U.S. Government agencies and authorities	29	—	2	—	—	27
State, municipalities and political subdivisions	379	—	87	—	—	292
U.S. corporate public securities	7,284	18	1,199	—	—	6,103
U.S. corporate private securities	4,650	11	285	—	1	4,375
Foreign corporate public securities and foreign governments(1)	2,328	7	285	—	1	2,049
Foreign corporate private securities(1)	2,119	13	88	—	8	2,036
Residential mortgage-backed securities	3,608	13	192	(32)	—	3,397
Commercial mortgage-backed securities	1,816	1	289	—	4	1,524
Other asset-backed securities	1,791	30	34	—	4	1,783
Total fixed maturities, including securities pledged	24,810	93	2,575	(32)	18	22,278
Less: Securities pledged	1,072	—	176	—	—	896
Total fixed maturities	$23,738	$93	$2,399	$(32)	$18	$21,382
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

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2026, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$678	$673
After one year through five years	2,337	2,286
After five years through ten years	2,722	2,556
After ten years	11,858	10,059
Mortgage-backed securities	5,424	4,921
Other asset-backed securities	1,791	1,783
Fixed maturities, including securities pledged	$24,810	$22,278

As of September 30, 2026 and December 31, 2025, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company's Total shareholder's equity.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Securities Lending Program

The following table presents collateral held by asset class that the Company pledged under securities lending as of the dates indicated:

	September 30, 2026	December 31, 2025
U.S. Treasuries	$85	$29
U.S. corporate public securities	362	391
Short-term investments and cash equivalents	—	13
Foreign corporate public securities and foreign governments	209	156
Total(1)	$656	$589
(1) As of September 30, 2026 and December 31, 2025, liabilities to return cash collateral were $579 and $575, respectively, and included in Payables under securities loan and repurchase agreements, including collateral held on the Condensed Consolidated Balance Sheets.

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

Allowance for credit losses

The following tables present a rollforward of the allowance for credit losses on available-for-sale fixed maturity securities for the period presented:

	Nine Months Ended September 30, 2026
	U.S. corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$6	$—	$1	$8	$2	$17
Credit losses on securities for which credit losses were not previously recorded	—	4	—	—	2	6
Reductions for securities sold during the period	(5)	—	—	—	—	(5)
Balance as of September 30	$1	$4	$1	$8	$4	$18

		Year Ended December 31, 2025
	U.S. Corporate private securities	Commercial mortgage-backed securities	Foreign corporate public securities and foreign governments	Foreign corporate private securities	Other asset-backed securities	Total
Balance as of January 1	$3	$17	$1	$8	$1	$30
Credit losses on securities for which credit losses were not previously recorded	6	—	—	—	1	7
Reductions for securities sold during the period	(3)	(17)	—	—	—	(20)
Balance as of December 31	$6	$—	$1	$8	$2	$17

For additional information about the Company’s methodology and significant inputs used in determining whether a credit loss exists, see Note 1, Business, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

The following tables present available-for-sale fixed maturities, including securities pledged, for which an allowance for credit losses has not been recorded by investment category and duration as of the dates indicated:

	As of September 30, 2026
	Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$442	$43	$249	$71	$691	$114
U.S. Government, agencies and authorities	13	1	14	1	27	2
State, municipalities and political subdivisions	5	1	285	86	290	87
U.S. corporate public securities	2,204	168	3,264	1,031	5,468	1,199
U.S. corporate private securities	1,800	61	1,453	224	3,253	285
Foreign corporate public securities and foreign governments	970	57	813	228	1,783	285
Foreign corporate private securities	867	30	634	58	1,501	88
Residential mortgage-backed	1,768	76	487	116	2,255	192
Commercial mortgage-backed	152	6	1,261	283	1,413	289
Other asset-backed	577	13	142	21	719	34
Total	$8,798	$456	$8,602	$2,119	$17,400	$2,575

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

As of September 30, 2026 and December 31, 2025, the Company concluded that an allowance for credit losses was not warranted for the securities above because the unrealized losses are interest rate related. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

As of September 30, 2026, the weighted average duration of the Company's fixed maturities portfolio, including securities pledged, is between 6 and 6.5 years.

Evaluating Securities for Intent Impairments
The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company's previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses. Intent impairments were $24 and $37 for the three and nine months ended September 30, 2026, respectively. There were no intent impairments for the three months ended September 30, 2025. Intent impairments were $15 for the nine months ended September 30, 2025.

Debt Modifications

The Company evaluates all debt modifications to determine whether a modification results in a new loan or a continuation of an existing loan. Disclosures are required for loan modifications with borrowers experiencing financial difficulty. For the three and nine months ended September 30, 2026 and 2025, the Company had no material debt modifications that require such disclosure.

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

The following tables present commercial mortgage loans by year of origination and LTV ratio as of the dates indicated. The information is updated as of September 30, 2026 and December 31, 2025, respectively.

	As of September 30, 2026
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2026	$171	$163	$114	$37	$—	$485
2025	281	347	65	19	—	712
2024	177	201	12	—	—	390
2023	83	103	—	—	—	186
2022	216	194	38	—	—	448
Prior	2,032	260	46	15	2	2,355
Total	$2,960	$1,268	$275	$71	$2	$4,576

	As of December 31, 2025
	Loan-to-Value Ratios
Year of Origination	0% - 50%	>50% - 60%	>60% - 70%	>70% - 80%	>80% and above	Total
2025	$337	$406	$85	$—	$—	$828
2024	150	126	11	—	—	287
2023	72	137	—	—	—	209
2022	218	221	83	—	—	522
2021	189	151	35	15	—	390
Prior	2,225	139	—	—	2	2,366
Total	$3,191	$1,180	$214	$15	$2	$4,602

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present commercial mortgage loans by year of origination and DSC ratio as of the dates indicated. The information is updated as of September 30, 2026 and December 31, 2025, respectively.

	As of September 30, 2026
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2026	$274	$86	$123	$2	$485
2025	546	110	44	12	712
2024	285	8	75	22	390
2023	82	94	3	7	186
2022	278	84	27	59	448
Prior	1,707	284	236	128	2,355
Total	$3,172	$666	$508	$230	$4,576
(1) No commercial mortgage loans were secured by land or construction loans.

	As of December 31, 2025
	Debt Service Coverage Ratios
Year of Origination	>1.5x	>1.25x - 1.5x	>1.0x - 1.25x	<1.0x	Total(1)
2025	$628	$131	$55	$14	$828
2024	138	107	37	5	287
2023	128	14	65	2	209
2022	299	97	42	84	522
2021	254	19	41	76	390
Prior	1,743	342	203	78	2,366
Total	$3,190	$710	$443	$259	$4,602
(1) No commercial mortgage loans were secured by land or construction loans.

The following tables present the commercial mortgage loans by year of origination and U.S. region as of the dates indicated. The information is updated as of September 30, 2026 and December 31, 2025, respectively.

	As of September 30, 2026
	U.S. Region
Year of Origination	Pacific	South Atlantic	Middle Atlantic	West South Central	Mountain	East North Central	New England	West North Central	East South Central	Total
2026	$84	$51	$169	$31	$25	$23	$77	$18	$7	$485
2025	176	104	116	161	65	26	32	19	13	712
2024	99	92	69	40	10	41	8	1	30	390
2023	25	34	24	57	18	8	3	17	—	186
2022	108	54	54	73	77	65	—	7	10	448
Prior	551	547	452	189	201	214	48	78	75	2,355
Total	$1,043	$882	$884	$551	$396	$377	$168	$140	$135	$4,576

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

The following tables present the commercial mortgage loans by year of origination and property type as of the dates indicated. The information is updated as of September 30, 2026 and December 31, 2025, respectively.

	As of September 30, 2026
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2026	$96	$167	$147	$24	$51	$—	$—	$485
2025	272	286	128	7	16	3	—	712
2024	60	240	61	29	—	—	—	390
2023	31	120	11	—	24	—	—	186
2022	99	191	136	13	9	—	—	448
Prior	538	660	618	365	31	107	36	2,355
Total	$1,096	$1,664	$1,101	$438	$131	$110	$36	$4,576

	As of December 31, 2025
	Property Type
Year of Origination	Retail	Industrial	Apartments	Office	Hotel/Motel	Other	Mixed Use	Total
2025	$350	$341	$124	$7	$3	$3	$—	$828
2024	60	160	56	11	—	—	—	287
2023	79	91	6	9	24	—	—	209
2022	99	224	156	28	9	6	—	522
2021	33	121	145	79	—	—	12	390
Prior	589	635	593	372	33	115	29	2,366
Total	$1,210	$1,572	$1,080	$506	$69	$124	$41	$4,602

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes activity in the allowance for credit losses for commercial mortgage loans for the periods indicated:

	September 30, 2026	December 31, 2025
Allowance for credit losses, beginning of the period	$27	$19
Credit losses on mortgage loans for which credit losses were not previously recorded	5	15
Increase (decrease) on mortgage loans with an allowance recorded in a previous period	(6)	2
Provision for expected credit losses	26	36
Write-offs	(8)	(9)
Allowance for credit losses, end of period	$18	$27

The following table presents the payment status of commercial mortgage loans as of the dates indicated:

	September 30, 2026	December 31, 2025
Current	$4,563	$4,531
30-59 days past due	—	—
60-89 days past due	—	—
Greater than 90 days past due	13	71
Total	$4,576	$4,602

Commercial mortgage loans are placed on non-accrual status when 90 days in arrears, when the Company has concerns regarding the collectability of future payments or when a loan has matured without being paid off or extended. As of September 30, 2026 and December 31, 2025, the Company had $13 and $71, respectively, of commercial mortgage loans in non-accrual status. The amount of interest income recognized on loans in non-accrual status for the nine months ended September 30, 2026 and the year ended December 31, 2025 was immaterial.

Net Investment Income

The following table summarizes Net investment income by investment type for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturities	$365	$351	$1,095	$1,054
Equity securities	2	2	5	5
Mortgage loans on real estate	61	57	176	168
Policy loans	2	2	5	6
Short-term investments and cash equivalents	1	4	6	11
Limited partnerships and other	41	39	68	98
Gross investment income	$472	$455	$1,355	$1,342
Less: Investment expenses	21	20	64	60
Net investment income	$451	$435	$1,291	$1,282

As of September 30, 2026 and December 31, 2025, the Company had $32 and $4, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Gains (Losses)

Net gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturities, available-for-sale, including securities pledged	$(78)	$13	$(102)	$(5)
Fixed maturities, at fair value option	(111)	(48)	(227)	(39)
Equity securities, at fair value	(4)	(5)	(5)	(4)
Derivatives	195	5	243	(65)
Mortgage loans	3	(2)	2	(5)
Other	(67)	7	(80)	19
Net gains (losses)	$(62)	$(30)	$(169)	$(99)

Proceeds from the sale of fixed maturities, available-for-sale and equity securities and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds on sales	$989	$896	$3,114	$2,863
Gross gains	3	9	25	33
Gross losses	22	7	56	39

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

The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments. Based on the notional amounts, a substantial portion of the Company's derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as outlined in ASC Topic 815 as of September 30, 2026 and December 31, 2025.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2026			December 31, 2025
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Fair value hedges(2):
Interest rate contracts(3)	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	37	—	—	22	—	—
Cash flow hedges:
Interest rate contracts	10	—	—	10	—	—
Foreign exchange contracts	440	7	12	422	7	16
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	19,599	326	239	12,031	147	215
Foreign exchange contracts	18	—	—	40	—	1
Credit contracts	203	2	—	61	—	—
Embedded derivatives and Managed custody guarantees ("MCGs"):
Within fixed maturity investments(4)	N/A	—	32	N/A	1	—
Within reinsurance agreements(5)(6)	N/A	(31)	—	N/A	23	—
MCGs(7)	N/A	—	9	N/A	—	—
Stabilizer(7)	N/A	—	21	N/A	—	5
Total		$304	$313		$178	$237
(1) Open derivative contracts are reported as Derivatives assets or liabilities at fair value on the Condensed Consolidated Balance Sheets.
(2) Total carrying amount of the hedged assets and liabilities was $172 and $213 as of September 30, 2026 and December 31, 2025, respectively.
(3) The cumulative amount of fair value hedging adjustments included in the carrying amount of hedged assets and liabilities was $0 and $2 as of September 30, 2026 and December 31, 2025, respectively. Of those amounts, $1 and $2, respectively, related to hedging adjustments on discounted hedging relationships.
(4) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(5) Included in Other assets on the Condensed Consolidated Balance Sheets.
(6) The Company classifies the embedded derivative within the asset section as the balance represents an offset to a funds withheld asset.
(7) Included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company does not offset any derivative assets and liabilities in the Condensed Consolidated Balance Sheets. The disclosures set out in the table below include the fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts subject to master netting agreements or similar agreements as of the dates indicated:

	Gross Amount Recognized	Counterparty Netting(1)	Cash Collateral Netting(1)	Securities Collateral Netting(1)	Net Receivables/ Payables
September 30, 2026
Derivative assets	$335	$(243)	$(31)	$—	$61
Derivative liabilities	251	(243)	—	(6)	2
December 31, 2025
Derivative assets	154	(149)	(4)	—	1
Derivative liabilities	232	(149)	(71)	(11)	1
(1) Represents the netting of receivable with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Collateral

As of September 30, 2026, the Company held $4 and $30 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2025, the Company held $6 and delivered $71 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2026, the Company delivered $229 of securities and held no securities as collateral. As of December 31, 2025, the Company delivered $174 of securities and held no securities as collateral.

The location and effect of derivatives qualifying for hedge accounting on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows for the periods indicated:

	2026		2025
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (loss)	Net investment income	Net investment income and Net gains (losses)	Net investment income	Net investment income and Net gains (losses)
Three Months Ended September 30,
Amount of Gain (Loss) Recognized in Other Comprehensive Income (loss)(1)	$—	$(1)	$—	$6
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (loss)	—	1	—	1

Nine Months Ended September 30,
Amount of Gain or (Loss) Recognized in Other Comprehensive Income (loss)	$—	$3	$—	$(41)
Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (loss)(1)	—	4	—	3
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and amount of gain (loss) recognized in the Condensed Consolidated Statements of Operations for derivatives qualifying for hedge accounting were as follows for the periods indicated:

	2026		2025
	Net investment income	Net gains (losses)	Net investment income	Net gains (losses)
Three Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$451	$(62)	$435	$(30)
Fair value hedges:
Interest rate contracts:
Hedged items	—	(3)	—	—
Derivatives designated as hedging instruments	—	2	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss) into income	1	—	1	—

Nine Months Ended September 30,
Total amounts of line items presented in the statements of operations in which the effects of fair value or cash flow hedges are recorded	$1,291	$(169)	$1,282	$(99)
Fair value hedges:
Interest rate contracts:
Hedged items	—	(2)	—	—
Derivatives designated as hedging instruments	—	1	—	—
Cash flow hedges:
Foreign exchange contracts:
Gain (loss) reclassified from Accumulated Other Comprehensive Income (Loss) into income	4	—	3	—

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The location and effect of derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Location of Gain (Loss) Recognized on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	Net gains (losses)	$194	$4	$242	$(60)
Foreign exchange contracts	Net gains (losses)	—	2	1	(3)
Credit contracts	Net gains (losses)	(1)	(1)	(1)	(2)
Embedded derivatives and MCGs:
Within fixed maturity investments	Net gains (losses)	(28)	1	(32)	7
Within reinsurance agreements	Net gains (losses)	(46)	13	(54)	29
MCGs	Net gains (losses)	(8)	2	(9)	3
Stabilizer	Net gains (losses)	(14)	5	(16)	10
Total		$97	$26	$131	$(16)

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements

Fair Value Measurement

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$587	$105	$—	$692
U.S. Government agencies and authorities	—	27	—	27
State, municipalities and political subdivisions	—	292	—	292
U.S. corporate public securities	4	6,038	61	6,103
U.S. corporate private securities	—	1,914	2,461	4,375
Foreign corporate public securities and foreign governments(1)	1	1,991	57	2,049
Foreign corporate private securities(1)		1,253	783	2,036
Residential mortgage-backed securities	—	3,348	49	3,397
Commercial mortgage-backed securities	—	1,524	—	1,524
Other asset-backed securities	—	1,491	292	1,783
Total fixed maturities, including securities pledged	592	17,983	3,703	22,278
Equity securities	18	—	42	60
Derivatives:
Interest rate contracts	—	326	—	326
Foreign exchange contracts	—	7	—	7
Credit contracts	—	2	—	2
Embedded derivatives within reinsurance(2)	—	(31)	—	(31)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,115	—	—	1,115
Assets held in separate accounts	107,416	5,089	462	112,967
Total assets	$109,141	$23,376	$4,207	$136,724
Liabilities:
Stabilizer and MCGs	$—	$—	$30	$30
Derivatives:
Interest rate contracts	8	231	—	239
Foreign exchange contracts	—	12	—	12
Total liabilities	$8	$243	$30	$281
(1) Primarily U.S. dollar denominated.
(2) The Company classifies the embedded derivative within the asset section as the balance represents an offset to a funds withheld asset.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2026
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net income (loss)	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$61	$—	$—	$—	$—	$—	$—	$—	$—	$61	$—	$(1)
U.S. Corporate private securities	2,258	—	(63)	402	—	(16)	(72)	—	(48)	2,461	—	(65)
Foreign corporate public securities and foreign governments(1)	61	—	(4)	—	—	—	—	—	—	57	—	(3)
Foreign corporate private securities(1)	766	—	(20)	69	—	—	(19)	—	(13)	783	—	(20)
Residential mortgage-backed securities	53	(4)	—	—	—	—	—	—	—	49	(3)	—
Other asset-backed securities	277	(1)	11	20	—	(13)	(2)	—	—	292	—	14
Total fixed maturities, including securities pledged	3,476	(5)	(76)	491	—	(29)	(93)	—	(61)	3,703	(3)	(75)
Equity securities, at fair value	45	(3)	—	—	—	—	—	—	—	42	(3)	—
Stabilizers and MCGs(2)	(8)	(22)	—	—	—	—	—	—	—	(30)	—	—
Assets held in separate accounts(4)	446	(9)	—	53	—	(23)	—	—	(5)	462	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2026
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net income (loss)	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$62	$—	$(1)	$—	$—	$—	$—	$—	$—	$61	$—	$(2)
U.S. Corporate private securities	1,701	(1)	(86)	959	—	(73)	(233)	277	(83)	2,461	—	(85)
Foreign corporate public securities and foreign governments(1)	48	—	(4)	—	—	—	(2)	15	—	57	—	(4)
Foreign corporate private securities(1)	493	—	(33)	295	—	—	(62)	102	(12)	783	—	(32)
Residential mortgage-backed securities	61	(8)	—	—	—	—	—	—	(4)	49	(8)	—
Other asset-backed securities	240	(2)	20	110	—	(10)	(19)	—	(47)	292	—	20
Total fixed maturities, including securities pledged	2,605	(11)	(104)	1,364	—	(83)	(316)	394	(146)	3,703	(8)	(103)
Equity securities, at fair value	51	(2)	—	—	—	(7)	—	—	—	42	(2)	—
Stabilizer and MCGs(2)	(5)	(24)	—	—	(1)	—	—	—	—	(30)	—	—
Assets held in separate accounts(4)	388	(14)	—	125	—	(48)	—	24	(13)	462	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2025
	Fair Value as of July 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net income (loss)	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$39	$—	$—	$12	$—	$—	$—	$—	$(1)	$50	$—	$—
U.S. Corporate private securities	1,317	—	12	210	—	(24)	(79)	—	—	1,436	—	12
Foreign corporate public securities and foreign governments(1)	48	—	1	—	—	—	—	—	—	49	—	1
Foreign corporate private securities(1)	504	2	—	27	—	—	(61)	—	—	472	—	3
Residential mortgage-backed securities	84	(1)	—	—	—	—	—	—	(22)	61	(2)	—
Other asset-backed securities	68	—	1	111	—	(10)	(2)	—	(3)	165	—	1
Total fixed maturities, including securities pledged	2,060	1	14	360	—	(34)	(142)	—	(26)	2,233	(2)	17
Equity securities, at fair value	51	1	—	—	—	—	—	—	—	52	1	—
Stabilizer and MCGs(2)	(13)	5	—	—	—	—	2	—	—	(6)	—	—
Cash and cash equivalents, short-term investments, and short-term investments under securities loan agreement	21	1	(1)	—	—	—	(13)	—	—	8	—	—
Assets held in separate accounts(4)	347	2	—	36	—	(10)	—	—	(3)	372	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2025
	Fair Value as of January 1	Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Fair Value as of September 30	Change in Unrealized Gains (Losses) Included in Earnings(3)	Change in Unrealized Gains (Losses) Included in OCI(3)
		Net income (loss)	OCI
Fixed maturities, including securities pledged:
U.S. Corporate public securities	$47	$(1)	$2	$12	$—	$(10)	$—	$—	$—	$50	$—	$1
U.S. Corporate private securities	1,171	2	42	441	—	(43)	(177)	—	—	1,436	—	39
Foreign corporate public securities and foreign governments(1)	48	—	1	—	—	—	—	—	—	49	—	1
Foreign corporate private securities(1)	341	(39)	41	205	—	—	(76)	—	—	472	(14)	40
Residential mortgage-backed securities	54	(4)	—	18	—	—	—	—	(7)	61	(4)	—
Other asset-backed securities	14	—	1	166	—	(10)	(6)	—	—	165	—	1
Total fixed maturities, including securities pledged	1,675	(42)	87	842	—	(63)	(259)	—	(7)	2,233	(18)	82
Equity securities, at fair value	56	3	—	6	—	(13)	—	—	—	52	3	—
Stabilizer and MCGs(2)	(19)	12	—	—	(1)	—	2	—	—	(6)	—	—
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	19	1	—	—	—	—	(12)	—	—	8	—	—
Assets held in separate accounts(4)	340	8	—	57	—	(27)	—	—	(6)	372	—	—
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2026 and 2025, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,278	$22,278	$22,838	$22,838
Equity securities	60	60	72	72
Mortgage loans on real estate	4,576	4,371	4,602	4,534
Policy loans	153	153	157	157
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,115	1,115	1,149	1,149
Derivatives	335	335	154	154
Short-term loan to affiliate(1)	433	433	569	569
Embedded derivatives within reinsurance(2)	(31)	(31)	23	23
Other investments	58	58	61	61
Assets held in separate accounts	112,967	112,967	109,772	109,772
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(3)	$28,392	$30,129	$29,002	$32,344
Funding agreements with fixed maturities	2,131	2,141	1,573	1,591
Supplementary contracts and immediate annuities	175	162	177	167
Stabilizer and MCGs	30	30	5	5
Derivatives	251	251	232	232
Short-term debt(4)	49	49	42	42
(1) Included in Other assets on the Condensed Consolidated Balance Sheets.
(2) The Company classifies the embedded derivative within the asset section as the balance represents an offset to a funds withheld asset.
(3) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within Stabilizer and MCGs.
(4) Included in Other liabilities on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classification of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Short-term loan to affiliate	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt	Level 2

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA
	Deferred and Individual Annuities
Balance as of January 1, 2025	$600	$298
Additions related to business acquisitions	—	390
Deferrals of commissions and expenses	56	4
Amortization expense	(46)	(55)
Balance as of December 31, 2025	$610	$637
Deferrals of commissions and expenses	43	3
Amortization expense	(35)	(40)
Balance as of September 30, 2026	$618	$600

The following table shows a reconciliation of DAC and VOBA balances to the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2026	December 31, 2025
DAC:
Deferred and Individual Annuities	$618	$610
Other	11	10
VOBA	600	637
Total	$1,229	$1,257

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

6.     Reserves for Contract Owner Account Balances

The following table presents a rollforward of Contract owner account balances for the periods indicated:

	Deferred Group and Individual Annuity
	September 30, 2026	December 31, 2025
Balance at January 1	$28,034	$25,031
Additions related to business acquisitions	—	3,458
Deposits	2,140	2,973
Fee income	(57)	(62)
Surrenders, withdrawals and benefits	(3,725)	(4,842)
Net transfers (from) to the general account(1)	560	687
Interest credited	584	789
Ending Balance	$27,536	$28,034

Weighted-average crediting rate	2.8%	2.8%
Net amount at risk(2)	$57	$58
Cash surrender value	$27,183	$27,683
(1) Net transfers (from) to the general account includes transfers of $(648) and $(884) for 2026 and 2025, respectively, related to VRIAC-managed institutional/mutual fund plan assets in trust that are not reflected on the Condensed Consolidated Balance Sheets.
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

The following table shows a reconciliation of the Contract owner account balances for deferred group and individual annuities to the Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets for the periods indicated:

	September 30, 2026	December 31, 2025
Deferred group and individual annuity (Contract owner account balances)	$27,536	$28,034
Non-putable funding agreements	2,131	1,573
Other (Future policy benefits and Contract owner account balances)(1)	3,318	3,637
Ending balance	$32,985	$33,244
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the contract owner account balances by range of guaranteed minimum crediting rates and the range of differences between the interest rate credited to contract holders as of the periods indicated, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value(1)
	Excess of crediting rate over GMIR
	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
As of September 30, 2026
Up to 1.00%	$67	$3,434	$3,610	$1,728	$2,173	$3,087	$14,099
1.01% - 2.00%	107	49	37	5	—	—	198
2.01% - 3.00%	5,783	136	26	—	—	—	5,945
3.01% - 4.00%	7,363	—	—	—	—	—	7,363
4.01% and Above	3	—	—	—	—	—	3
Renewable beyond 12 months (MYGA)(2)	313	—	—	—	2	—	315
Total discretionary rate setting products	$13,636	$3,619	$3,673	$1,733	$2,175	$3,087	$27,923

As of December 31, 2025
Up to 1.00%	$57	$3,711	$3,842	$2,015	$2,142	$2,338	$14,105
1.01% - 2.00%	116	53	41	3	—	1	214
2.01% - 3.00%	5,877	179	16	23	—	—	6,095
3.01% - 4.00%	7,737	—	—	—	—	—	7,737
4.01% and Above	4	—	—	—	—	—	4
Renewable beyond 12 months (MYGA)(2)	316	—	—	—	2	—	318
Total discretionary rate setting products	$14,107	$3,943	$3,899	$2,041	$2,144	$2,339	$28,473
(1) Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based.
(2) Represents multi-year guaranteed annuity ("MYGA") contracts with renewal dates after September 30, 2026 and December 31, 2025 on which the Company is required to credit interest above the contractual GMIR for at least the next twelve months.

7. Reinsurance

As of September 30, 2026, the Company has reinsurance treaties with three unaffiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its variable contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Condensed Consolidated Balance Sheets is as follows as of the periods indicated:

	Direct	Assumed	Ceded	Total, Net of Reinsurance
September 30, 2026
Assets
Premium receivable	$1	$—	$(1)	$—
Reinsurance recoverable, net of allowance for credit losses	—	—	2,184	2,184
Total	$1	$—	$2,183	$2,184
Liabilities
Future policy benefits and contract owner account balances	$30,141	$2,844	$—	$32,985
Total	$30,141	$2,844	$—	$32,985

December 31, 2025
Assets
Premium receivable	$1	$—	$(1)	$—
Reinsurance recoverable, net of allowance for credit losses	—	—	2,421	2,421
Total	$1	$—	$2,420	$2,421
Liabilities
Future policy benefits and contract owner account balances	$30,017	$3,227	$—	$33,244
Total	$30,017	$3,227	$—	$33,244

Information regarding the effect of reinsurance in the Condensed Consolidated Statements of Operations is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fee income:
Direct fee income	$348	$322	$1,002	$912
Reinsurance assumed	25	25	66	68
Reinsurance ceded	(4)	(3)	(10)	(3)
Net fee income	$369	$344	$1,058	$977

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$228	$225	$681	$637
Reinsurance assumed	19	23	46	71
Reinsurance ceded	(24)	(5)	(67)	(49)
Net interest credited and other benefits to contract owners / policyholders	$223	$243	$660	$659

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. As of September 30, 2026 and December 31, 2025, the Company had a deposit asset net of the allowance for credit losses of $0.7 billion and $0.8 billion, respectively, which is reported in Other assets on the Condensed Consolidated Balance Sheets. The funds withheld asset related to assumed reinsurance was $0.8 billion and $0.9 billion as of September 30, 2026 and December 31, 2025, respectively, which was recorded in Other assets on the Condensed Consolidated Balance Sheets.

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Separate Accounts

The following tables present a rollforward of separate account liabilities for the stabilizer and deferred annuity business, including a reconciliation to the Condensed Consolidated Balance Sheets, for the periods indicated:

	September 30, 2026			December 31, 2025
	Stabilizer(1)	Deferred Annuity	Total	Stabilizer(1)	Deferred Annuity	Total
Balance at January 1	$7,159	$100,211	$107,370	$6,901	$89,837	$96,738
Premiums and deposits	1,114	8,384	9,498	963	10,745	11,708
Fee income	(23)	(400)	(423)	(31)	(501)	(532)
Surrenders, withdrawals and benefits	(1,069)	(11,918)	(12,987)	(1,205)	(12,462)	(13,667)
Net transfers (from) to separate accounts	—	(1,208)	(1,208)	—	(1,571)	(1,571)
Investment performance	(116)	8,466	8,350	531	14,163	14,694
Balance at end of period	$7,065	$103,535	$110,600	$7,159	$100,211	$107,370
Reconciliation to Condensed Consolidated Balance Sheets:

Other variable products liabilities	2,367	2,402
Total Separate Account liabilities	$112,967	$109,772
(1) Stabilizer products allow the contract holder to select either the market value of the account or the book value of the account at termination.

Cash surrender value represents the amount of the contract holders' account balances distributable at the balance sheet date, less certain surrender charges. The cash surrender value for deferred annuity products was $103,517 and $100,190 as of September 30, 2026 and December 31, 2025, respectively.

The aggregate fair value of assets, by major investment asset category, supporting separate accounts liabilities was as follows as of the periods indicated:

	September 30, 2026	December 31, 2025
U.S. Treasury securities and obligations of U.S. government, corporations and agencies	$1,142	$909
Corporate and foreign debt securities	2,597	2,635
Mortgage-backed securities	2,892	2,928
Equity securities (including mutual funds)	105,444	102,097
Cash, cash equivalents, and short-term investments	472	734
Receivable for securities and accruals	420	469
Total	$112,967	$109,772

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholder's equity included the following components of Accumulated other comprehensive income (loss) ("AOCI") as of the dates indicated:

	September 30, 2026	September 30, 2025
Fixed maturities, net of impairment	$(2,482)	$(1,296)
Derivatives(1)	5	7
Change in current discount rate	(260)	(287)
Deferred income tax asset(2)	703	459
Total	(2,034)	(1,117)
Pension and other postretirement benefits liability, net of tax	—	1
AOCI	$(2,034)	$(1,116)
(1) Gains and losses reported in AOCI from hedge transactions that resulted in the acquisition of an identified asset are reclassified into earnings in the same period or periods during which the asset acquired affects earnings. As of September 30, 2026, the portion of the AOCI that is expected to be reclassified into earnings within the next twelve months is $0.
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

	Three Months Ended September 30, 2026
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,027)	$215	$(812)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	44	(9)	35
Change in unrealized gains (losses) on available-for-sale securities	(983)	206	(777)
Derivatives:
Derivatives	(1)	—	(1)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	2	—	2
Change in unrealized gains (losses) on derivatives	1	—	1
Change in current discount rate	9	(2)	7
Change in AOCI	$(973)	$204	$(769)

	Nine Months Ended September 30, 2026
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,232)	$259	$(973)
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	68	(14)	54
Change in unrealized gains (losses) on available-for-sale securities	(1,164)	245	(919)
Derivatives:
Derivatives	3	(1)	2
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	—	—	—
Change in unrealized gains (losses) on derivatives	3	(1)	2
Change in current discount rate	22	(5)	17
Change in AOCI	$(1,139)	$239	$(900)

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2025
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$288	$(61)	$227
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	(1)	—	(1)
Change in unrealized gains (losses) on available-for-sale securities	287	(61)	226
Derivatives:
Derivatives	6	(1)	5
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(2)	1	(1)
Change in unrealized gains (losses) on derivatives	4	—	4
Change in current discount rate	5	(1)	4
Change in AOCI	$296	$(62)	$234

	Nine Months Ended September 30, 2025
	Before-Tax Amount	Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$674	$(142)	$532
Adjustments for amounts recognized in Net gains (losses) in the Condensed Consolidated Statements of Operations	25	(5)	20
Change in unrealized gains (losses) on available-for-sale securities	699	(147)	552
Derivatives:
Derivatives	(41)	9	(32)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(8)	2	(6)
Change in unrealized gains (losses) on derivatives	(49)	11	(38)
Change in current discount rate	18	(4)	14
Change in AOCI	$668	$(140)	$528

Voya Retirement Insurance and Annuity Company
(A wholly owned subsidiary of Voya Holdings Inc.)
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Revenue from Contracts with Customers

Financial services revenue is disaggregated by type of service in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Advisory and recordkeeping and administration	$176	$161	$507	$465
Distribution and shareholder servicing	14	21	41	57
Total financial services revenue	190	182	548	522
Revenue from other sources(1)	202	180	579	512
Total Fee income and Other revenue	$392	$362	$1,127	$1,034

(1) Primarily consists of revenue from insurance contracts and financial instruments.

Receivables of $107 and $96 are included in Other assets on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

11.    Income Taxes

The Company's effective tax rates for the three and nine months ended September 30, 2026 were 13.9% and 12.5%, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2025 were 13.3% and 13.1%, respectively. The effective tax rates differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction and tax credits.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets ("DTAs") will not be realized. The Company reviews all available positive and negative evidence to determine if a valuation allowance is recorded, including historical and projected pre-tax book income, tax planning strategies and reversals of temporary differences. As of September 30, 2026, the Company had net unrealized capital losses on investments of $2.5 billion in AOCI. The Company expects this DTA to be utilized by its hold-to-maturity tax planning strategy. Additionally, income before income taxes remained positive for the period. After evaluating the positive and negative evidence, the Company did not change its judgment regarding the realization of DTAs and did not establish a valuation allowance.

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

Under this agreement, the Company incurred immaterial and $1 interest expense for the three and nine months ended September 30, 2026, respectively, and $1 and $2 interest expense for the three and nine months ended September 30, 2025, respectively. The Company earned $4 and $13 of interest income for the three and nine months ended September 30, 2026, respectively, and $4 and $16 of interest income for the three and nine months ended September 30, 2025, respectively. Interest expense and income are included in Interest expense and Net investment income, respectively, in the Condensed Consolidated Statements of Operations.

As of September 30, 2026, VRIAC had a $433 outstanding receivable and VIPS had a $49 outstanding payable. As of December 31, 2025, VRIAC had an outstanding receivable of $569 and VIPS had an outstanding payable of $42 under the reciprocal loan agreement. The outstanding receivable and payable are included in Other assets and Other liabilities, respectively, in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2026, the Company had off-balance sheet commitments to acquire mortgage loans of $89 and purchase limited partnerships and private placement investments of $1,910.

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

The components of the fair value of the restricted assets were as follows as of the dates indicated:

	September 30, 2026	December 31, 2025
Fixed maturity collateral pledged to FHLB(1)	$1,765	$1,663
FHLB restricted stock(2)	58	52
Fixed maturities-state and other deposits	8	8
Securities pledged(3)	896	845
Total restricted assets	$2,727	$2,568
(1) Included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $632 and $565 as of September 30, 2026 and December 31, 2025, respectively. In addition, as of September 30, 2026 and December 31, 2025, the Company delivered securities as collateral of $229 and $174, respectively, and repurchase agreements of $35 and $106, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding

The Company is a member of the Federal Home Loan Bank of Boston ("FHLB") and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2026 and December 31, 2025, the Company had liabilities associated with funding agreements outstanding including accrued interest of $1,322 and $1,172, respectively, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets. Assets pledged to the FHLB are reflected in the table above.

Funding Agreement-Backed Notes Program

The Company participates in a Funding Agreement-Backed Notes program, pursuant to which the Company may issue funding agreements to a Delaware special purpose statutory trust (the "Trust") in exchange for proceeds from the Trust’s medium-term note issuances. As of September 30, 2026 and December 31, 2025, the Company had liabilities associated with the funding agreements outstanding including accrued interest under the program of $809 and $402, respectively, which are included in Future policy benefits and contract owner account balances on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2026, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, as not material to the Company. For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss.

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

For the three and nine months ended September 30, 2026, revenues received from affiliates related to these agreements were $36 and $106, respectively. For the three and nine months ended September 30, 2025, revenues with affiliated entities related to these agreements were $39 and $96, respectively.

For the three and nine months ended September 30, 2026, expenses with affiliated entities related to the aforementioned operating agreements were $151 and $455, respectively. For the three and nine months ended September 30, 2025, expenses with affiliated entities related to the aforementioned operating agreements were $142 and $428, respectively.

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

The following discussion and analysis presents a review of our condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 and financial condition as of September 30, 2026 and December 31, 2025. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in our Annual Report on Form 10-K.

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

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

($ in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues:
Net investment income	$451	$435	$16	$1,291	$1,282	$9
Fee income	369	344	25	1,058	977	81
Premiums	4	1	3	1	(4)	5
Net gains (losses)	(62)	(30)	(32)	(169)	(99)	(70)
Other revenue	23	18	5	69	57	12
Total revenues	785	768	17	2,250	2,213	37
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	223	243	(20)	660	659	1
Operating expenses	335	326	9	1,016	972	44
Net amortization of DAC and VOBA	26	25	1	76	76	—
Interest expense	—	1	(1)	1	2	(1)
Total benefits and expenses	584	595	(11)	1,753	1,709	44
Income (loss) before income taxes	201	173	28	497	504	(7)
Income tax expense (benefit)	28	23	5	62	66	(4)
Net income (loss)	$173	$150	$23	$435	$438	$(3)

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

Total revenues

Total revenues increased $17 million from $768 million to $785 million. The following items contributed to the overall increase.

Fee income increased $25 million from $344 million to $369 million primarily due to:

•higher average equity markets; and
•business growth.

Net gains (losses) worsened $32 million from a loss of $30 million to a loss of $62 million primarily due to:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting and on funds withheld under reinsurance agreements primarily due to interest rate movements; and
•higher impairments and portfolio repositioning within available-for-sale fixed maturity securities.

This was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Total benefits and expenses

Total benefits and expenses decreased $11 million from $595 million to $584 million. The following items contributed to the overall decrease.

Interest credited and other benefits to contract owners/policyholders decreased $20 million from $243 million to $223 million primarily due to:

•favorable impact in the current year from assumption updates on a deposit asset associated with reinsured business, compared to an unfavorable impact in the prior year.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

Total revenues

Total revenues increased $37 million from $2,213 million to $2,250 million. The following items contributed to the overall increase.

Fee income increased $81 million from $977 million to $1,058 million primarily due to:

•higher average equity markets; and
•business growth.

Net gains (losses) worsened $70 million from a loss of $99 million to a loss of $169 million primarily due to:

•an unfavorable change in mark-to-market adjustments on securities subject to fair value option accounting and on funds withheld under reinsurance agreements primarily due to interest rate movements; and
•higher impairments and portfolio repositioning within available-for-sale fixed maturity securities.

This was partially offset by:

•net favorable changes in derivative valuations due to interest rate movements.

Total benefits and expenses

Total benefits and expenses increased $44 million from $1,709 million to $1,753 million. The following items contributed to the overall increase.

Operating expenses increased $44 million from $972 million to $1,016 million primarily due to:

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

Additional Sources of Liquidity

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. For information regarding our reciprocal loan agreement with Voya Financial, see Note 12, Financing Agreements in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We hold approximately 40.6% of our assets in marketable securities. These assets include cash, U.S. Treasuries, agencies, corporate bonds, ABS, CMBS and collateralized mortgage obligations ("CMO") and equity securities. In the event of a temporary liquidity need, cash may be raised by entering into repurchase agreements or security lending agreements by temporarily lending securities and receiving cash collateral. Under our Liquidity Plan, up to 12% of our general account statutory invested assets may be allocated to repurchase and securities lending programs. At the time a temporary cash need arises, the actual percentage of statutory invested assets available for repurchase transactions will depend upon outstanding allocations to these programs. As of September 30, 2026, VRIAC had securities lending collateral assets of $579 million, which represents approximately 1.8% of its general account statutory invested assets. Management believes that our sources of liquidity are adequate to meet our short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2026, VRIAC received $3 million capital contributions from its Parent. During the nine months ended September 30, 2025, VRIAC recognized $175 million in Additional paid-in capital as a result of the application of pushdown accounting associated with the Company's ultimate parent, Voya Financial, acquisition of OneAmerica Financial's full-service retirement plan business. During the nine months ended September 30, 2026 and 2025, VRIAC paid ordinary dividends to its Parent of $373 million and $394 million, respectively.

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

A downgrade in our credit ratings or the credit or financial strength ratings of our Parent or rated affiliates could have a material adverse effect on our results of operations and financial condition. See A downgrade or a potential downgrade in our financial strength or credit ratings may result in a loss of business and adversely affect our results of operations and financial condition in Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are mostly related to commitments to either purchase or sell securities, mortgage loans or money market instruments, at a specified future date and at a specified price or yield. In addition, off-balance sheet arrangements include obligations to return non-cash collateral under our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default. For information regarding off-balance sheet arrangements, see Note 2, Investments and Note 13, Commitments and Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

For further information, refer to the critical accounting estimates described in Note 1, Business, Basis of Presentation and Significant Accounting Policies in our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K.

As of September 30, 2026, there have been no material changes to the disclosures made in Critical Accounting Judgments and Estimates in Part II, Item 7 of our Annual Report on Form 10-K.

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

See Note 11, Income Taxes to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on income taxes.

Investments

See Note 2, Investments to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on investments. Additionally, see the Condensed Consolidated Balance Sheets to our Condensed Consolidated Financial Statements Part I, Item 1 of this Quarterly Report on Form 10-Q for a composition of our investment portfolio.

Fixed Maturities Credit Quality - Ratings

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2026
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$692	$—	$—	$—	$—	$—	$692
U.S. Government agencies and authorities	27	—	—	—	—	—	27
State, municipalities and political subdivisions	275	15	2	—	—	—	292
U.S. corporate public securities	2,033	3,883	158	29	—	—	6,103
U.S. corporate private securities	1,789	2,319	222	38	7	—	4,375
Foreign corporate public securities and foreign governments(1)	636	1,305	104	1	3	—	2,049
Foreign corporate private securities(1)	472	1,468	54	38	4	—	2,036
Residential mortgage-backed securities	3,362	26	2	1	5	1	3,397
Commercial mortgage-backed securities	1,320	89	56	34	21	4	1,524
Other asset-backed securities	1,423	232	11	4	—	113	1,783
Total fixed maturities	$12,029	$9,337	$609	$145	$40	$118	$22,278
% of Fair Value	54.0%	41.9%	2.7%	0.7%	0.2%	0.5%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2025
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$470	$—	$—	$—	$—	$—	$470
U.S. Government agencies and authorities	28	—	—	—	—	—	28
State, municipalities and political subdivisions	339	18	2	—	—	—	359
U.S. corporate public securities	1,951	3,882	170	9	—	—	6,012
U.S. corporate private securities	1,928	2,251	245	41	8	—	4,473
Foreign corporate public securities and foreign governments(1)	648	1,355	144	10	—	—	2,157
Foreign corporate private securities(1)	419	1,737	81	7	4	—	2,248
Residential mortgage-backed securities	3,196	27	3	—	10	1	3,237
Commercial mortgage-backed securities	1,620	142	55	39	20	3	1,879
Other asset-backed securities	1,689	197	9	6	—	74	1,975
Total fixed maturities	$12,288	$9,609	$709	$112	$42	$78	$22,838
% of Fair Value	53.8%	42.1%	3.1%	0.5%	0.2%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2026
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$692	$—	$—	$—	$692
U.S. Government agencies and authorities	—	27	—	—	—	27
State, municipalities and political subdivisions	17	155	101	15	4	292
U.S. corporate public securities	7	265	1,878	3,769	184	6,103
U.S. corporate private securities	31	218	1,544	2,217	365	4,375
Foreign corporate public securities and foreign governments(1)	—	57	586	1,294	112	2,049
Foreign corporate private securities(1)	—	37	429	1,459	111	2,036
Residential mortgage-backed securities	952	2,289	20	21	115	3,397
Commercial mortgage-backed securities	59	815	233	297	120	1,524
Other asset-backed securities	316	226	847	231	163	1,783
Total fixed maturities	$1,382	$4,781	$5,638	$9,303	$1,174	$22,278
% of Fair Value	6.2%	21.5%	25.3%	41.7%	5.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2025
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$—	$470	$—	$—	$—	$470
U.S. Government agencies and authorities	—	28	—	—	—	28
State, municipalities and political subdivisions	15	205	119	18	2	359
U.S. corporate public securities	16	244	1,814	3,761	177	6,012
U.S. corporate private securities	22	223	1,663	2,162	403	4,473
Foreign corporate public securities and foreign governments(1)	—	77	591	1,332	157	2,157
Foreign corporate private securities(1)	—	23	381	1,723	121	2,248
Residential mortgage-backed securities	976	2,117	20	25	99	3,237
Commercial mortgage-backed securities	69	966	298	420	126	1,879
Other asset-backed securities	330	336	999	199	111	1,975
Total fixed maturities	$1,428	$4,689	$5,885	$9,640	$1,196	$22,838
% of Fair Value	6.3%	20.5%	25.8%	42.2%	5.2%	100.0%
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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

See the Litigation, Regulatory Matters and Contingencies section of Note 13, Commitments and Contingencies in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our material legal proceedings.

Item 1A.    Risk Factors

For a discussion of the Company's potential risks and uncertainties, see Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K.

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

November 9, 2026			Voya Retirement Insurance and Annuity Company
(Date)			(Registrant)

	By:	/s/	William T. Bainbridge
William T. Bainbridge
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

